Form 10-K
period 2021-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2022-02-24
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2021 was $1,395,132,407 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 69,450,318 common shares of trust stock without par value outstanding at February 18, 2022.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2022 Annual Meeting of Shareholders is incorporated by reference into Part III.

NOTE TO READER
In reading this Annual Report on Form 10-K, references to:
•the “Trust” and “Holdings” refer to Compass Diversified Holdings;
•the “LLC” refer to Compass Group Diversified Holdings LLC;
•the "Company" refer to Compass Diversified Holdings and Compass Group Diversified Holdings LLC, collectively;
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
•the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the Company, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto, which was subsequently amended and restated by the 2021 Credit Facility;
•the "2018 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2018 Credit Facility;
•the "2018 Term Loan" refer to the $500 million term loan provided by the 2018 Credit Facility;
•the "LLC Agreement" refer to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021, as further amended; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

Statement Regarding Forward-Looking Disclosure
This Annual Report on Form 10-K, including, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•the adverse impact on the U.S. and global economy, including the markets in which we operate, of the novel coronavirus, which causes the Coronavirus disease 2019 (COVID-19), and the impact in the near, medium and long-term on our business, results of operations, financial position, liquidity or cash flows;
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

PART I

ITEM 1. BUSINESS
Compass Diversified Holdings, a Delaware statutory trust (“Holdings”, or the “Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “LLC”), was also formed on November 18, 2005. The Trust and the LLC (collectively, the “Company”) were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the LLC. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the LLC as exist for the number of outstanding shares of the Trust.
The Trust was previously treated as a partnership for U.S. federal income tax purposes but elected, effective September 1, 2021, to be taxed as an association taxable as a corporation. Following this tax election, Trust shareholders should generally only be subject to taxation from holding Trust shares in connection with disposition of Trust shares and receipt of taxable dividends from the Trust. Trust shareholders subject to tax rules regarding “unrelated business taxable income” (or “UBTI”) will no longer be allocated UBTI from the Trust.
The LLC is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The LLC’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners of 57.8% through Sostratus LLC of the Allocation Interests in us, as defined in our LLC Agreement.
Overview
We acquire controlling interests in and actively manage businesses that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence, and (iv) have strong management teams largely in place. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the niche-industrial and branded-consumer sectors.
Our disciplined approach to our target markets provides opportunities to methodically purchase attractive businesses at values that are accretive to our shareholders. For sellers of businesses, our unique financial structure allows us to acquire businesses efficiently with little or no third party financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital. In addition, our permanent capital model and ample liquidity allows us to acquire businesses at any point across economic cycles, ensuring that we are able to act quickly when the opportunity presents itself to do so and that we’re not paralyzed when markets are volatile.
We believe that private company operators and corporate parents looking to sell their business units may consider us an attractive purchaser because of our ability to:
•provide ongoing strategic and financial support for their businesses, including professionalization of our subsidiaries at scale;
•maintain a long-term outlook as to the ownership of those businesses;
•sustainably invest in growth capital and/or add-on acquisitions where appropriate; and
•consummate transactions efficiently without being dependent on third-party transaction financing.
In particular, we believe that our outlook on length of ownership and active management on our part may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe this outlook enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses.
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
In terms of the businesses in which we have a controlling interest as of December 31, 2021, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches and environmental, social and governance ("ESG") tailwinds, and maintain long-standing customer relationships.
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
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2021:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11") is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 for approximately $408.2 million in August 2016. We currently own 97.6% of the outstanding stock of 5.11 on a primary basis and 88.4% on a fully diluted basis.
BOA
BOA Holdings Inc. ("BOA") creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is engineered for fast, effortless, precision fit, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan. We made loans to, and acquired a controlling interest in, BOA on October 16, 2020 for approximately $454.3 million. We currently own 91.8% of the outstanding stock of BOA on a primary basis and 83.8% on a fully diluted basis.
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Torrance, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.7% of the outstanding stock of Ergobaby on a primary basis and 72.7% on a fully diluted basis.
Lugano
Lugano Diamonds & Jewelry, Inc. ("Lugano Diamonds" or "Lugano"), is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California. We made loans to, and purchased a controlling interest in, Lugano on September 3, 2021 for approximately $263.3 million. We currently own 59.9% of the outstanding stock of Lugano on a primary basis and 58.1% on a fully diluted basis.

Marucci Sports
Marucci Sports, LLC ("Marucci Sports" or "Marucci") is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. We made loans to, and purchased a controlling interest in, Marucci Sports on April 20, 2020 for approximately $198.9 million. Marucci is headquartered in Baton Rouge, Louisiana. We currently own 91.1% of the outstanding stock of Marucci Sports on a primary basis and 82.8% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. In September 2018, Velocity acquired Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. Velocity Outdoor is headquartered in Bloomfield, New York. We currently own 99.3% of the outstanding stock of Velocity Outdoor on a primary basis and 87.6% on a fully diluted basis.
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
On October 13, 2021, the Company, as the representative of the holders of stock and options of Advanced Circuits, entered into a definitive plan of merger to sell all of the outstanding securities of Advanced Circuits. Advanced Circuits has been classified as held for sale at December 31, 2021. Refer to Note D - Discontinued Operations for additional information.
Altor Solutions
FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Altor’s molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates 16 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts. We acquired Altor on February 15, 2018 for a purchase price of approximately $253.4 million. We currently own 100.0% of the outstanding stock of Altor on a primary basis and 91.2% on a fully diluted basis.

Arnold
AMT Acquisition Corp. ("Arnold") serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), turnkey electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with its customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 98.0% of the outstanding stock of Arnold on a primary basis and 85.5% on a fully diluted basis.
Sterno
The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC. Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In February 2018, Sterno acquired Rimports Inc. ("Rimports"), which is a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems. We currently own 100.0% of the outstanding stock of Sterno on a primary basis and 87.1% on a fully diluted basis.
Our businesses also represent our operating segments. See “Our Businesses” and “Note F – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
2021 Distributions
Common shares - For the 2021 fiscal year we declared distributions to our common shareholders totaling $2.21 per share, inclusive of our special cash distribution of $0.88 per share in connection with our tax reclassification.
Preferred shares - For the 2021 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 per share on our Series B Preferred Shares and $1.96875 per share on our Series C Preferred Shares.
Tax Reporting
On August 3, 2021, the shareholders of CODI approved amendments to the Second Amended and Restated Trust Agreement of the Trust and the Fifth Amended and Restated Operating Agreement of the Company to allow the Company’s Board of Directors (the “Board”) to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes (the “tax reclassification”) and, at its discretion in the future, cause the Trust to be converted to a corporation. Following the shareholder vote, the Board resolved to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes. The Trust was taxed as a partnership for U.S. federal income tax purposes since January 1, 2007 and until the tax reclassification became effective on September 1, 2021.
The Trust will be treated as a corporation for any taxable period beginning on or after the tax reclassification. Income, gain, loss, deduction and credit from the Trust will no longer be passed through to the Trust shareholders. The Trust will issue its final Schedule K-1s for the taxable period beginning January 1, 2021 and ending August 31, 2021, the last day on which the Trust was treated as a partnership for U.S. federal income tax purposes. Thereafter the Trust will stop issuing annual Form 1065, Schedule K-1s and Trust shareholders will no longer be subject to current taxation on the Trust’s earnings. Trust shareholders subject to rules regarding “unrelated business taxable income” (or “UBTI”) will no longer be allocated UBTI from the Trust.

The Trust will be required to file Form 1120, U.S. Corporation Income Tax Return on an annual basis and for all taxable periods beginning on or after the tax reclassification. In addition, distribution with respect to Trust shares (including Trust preferred shares) will now be reported on Form 1099-DIV, instead of on Schedule K-1.

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

Organizational Structure (1)

Public Shareholders (2)
Path Spirit Limited (2)
85.1%
CGI Maygar Holdings LLC
12.0%
Compass Diversified Holdings "Trust"
Sostratus LLC (3) (5) "Sostratus"
Compass Group Diversified Holdings LLC "Company"
Compass Group Management LLC (4) "Manager"
5.11
BOA
Ergobaby
Marucci Sports
Lugano
Velocity Outdoor
ACI (6)
Altor Solutions
Arnold Magnetics
Sterno

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2021.

2)	Path Spirit Limited is the ultimate controlling person of CGI Holdings Maygar LLC. CGI Maygar Holdings, LLC owns approximately 12.0% of the Trust common shares and is our single largest holder. Our non-affiliated holders of common shares own approximately 85.1% of the Trust common shares. The remaining 2.9% of Trust common shares are owned by our Directors and Officers. Mr. Sabo, our Chief Executive Officer, is not a director, officer or member of CGI Maygar Holdings, LLC or any of its affiliates.

3)
57.8% beneficially owned by certain persons who are employees and partners of our Manager. C. Sean Day, the Chairman of our Board of Directors, and the former founding partners of the Manager, are non-managing members.

4)	Mr. Sabo is a partner of this entity. The Manager owns less than 1.0% of the common shares of the Trust.

5)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.

6)	On October 13, 2021, we entered into an agreement - subject to closing conditions - to sell ACI. ACI has been classified as held-for-sale at December 31, 2021.

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

We have entered into a management services agreement, (the “Management Services Agreement” or “MSA”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, certain persons who are employees and partners of our Manager receive a profit allocation with respect to its Allocation Interests in us. All of the Allocation Interests in us are owned by Sostratus LLC. Payment of profit allocations to Sostratus LLC can occur for each of our subsidiaries during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (a "Holding Event") to the extent contribution based profit has been earned and upon the sale of a subsidiary from which there is a realizable gain (a "Sale Event"). See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for further descriptions of the management fees and profit allocations.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the LLC has any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the LLC’s board of directors. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The LLC reimburses our Manager for the compensation and related costs and expenses of our Chief Financial Officer and his staff, who dedicate substantially all of their time to the affairs of the Company.
See Part III, Item 13, “Certain Relationships and Related Party Transactions, and Director Independence.”
Market Opportunity
We acquire and actively manage small and middle market businesses. We characterize small to middle market businesses as those that generate annual cash flows of up to $100 million per year. We believe that the acquisition market for these businesses is highly fragmented and often provides opportunities to purchase at more attractive prices and achieve better outcomes for our shareholders. We believe this is driven by the following factors:
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

Management Strategy
Our management strategy involves the proactive financial and operational management of the businesses we own in order to increase cash flows and shareholder value. Our Manager actively oversees and supports the management teams of each of our businesses by, among other things:
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
•is a leading branded consumer or niche industrial company headquartered in North America;
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
Finally, because we intend to fund acquisitions through the utilization of our 2021 Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage can be a powerful one, especially in a tight credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.

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
Environmental, Social and Governance Practices
In the last few years, companies, investors and policymakers have focused more attention on - and have made investments in - companies that are considered leaders in ESG practices. Another way to think about ESG practices is to consider them, collectively, to be long-term performance factors designed to enable real owners to oversee their investments and balance the needs of important stakeholders in doing so. That same concept is mirrored in Compass Diversified’s business model: by bringing the virtues of a diverse set of middle market businesses that are typically privately held to public markets - including to individual investors who would not otherwise have access - we are helping to democratize market access while preserving professional oversight protections.
Our long-term, do-good-by-doing-well, real owners approach is reflected in the companies we acquire and manage, which, among them, provide products and services that support:
•medical and first responder needs;
•education programs;
•outdoor health and recreational pursuits; and
•e-commerce and technology providers.
In addition, a number of our businesses have created robust recycling and responsible sourcing programs, strong human capital management and diversity, equity and inclusion ("DEI") programs. We believe each of these creates long-term financial sustainability as well as making our shared world a better place.
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

Debt Financing
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the 2021 Revolving Credit Facility.
The 2021 Credit Facility provides for letters of credit under the 2021 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the 2021 Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2021 Credit Facility. At December 31, 2021, we had outstanding letters of credit totaling approximately $1.0 million. The borrowing availability under the 2021 Revolving Credit Facility at December 31, 2021 was approximately $599.0 million.
The 2021 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2021 Credit Facility).
Senior Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Notes due 2032 (the "2032 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on July 15th and January 15th of each year. The 2032 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2032 Notes was used to repay debt outstanding under the 2021 Credit Facility.
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Notes due 2029 (the "2029 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Notes”).
Equity Financing
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times have an equal amount of LLC interests outstanding as Trust shares. At December 31, 2021, there were 68.7 million Trust common shares outstanding.

Common Share Offering
On September 7, 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. In connection with this offering, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) and Goldman Sachs & Co. LLC (“Goldman”) pursuant to which we may sell common shares of the Trust having an aggregate offering price of up to $500 million, from time to time through B. Riley and Goldman, acting as sales agents and/or principals. We sold 3,837,885 Trust common shares during the year ended December 31, 2021 and received net proceeds of approximately $115.1 million. We incurred approximately $2.1 million in commissions payable to the Sales Agents during the year ended December 31, 2021.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 million Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. We issued 4,000,000 7.250% Series A Preferred Shares in 2017, 4,000,000 7.875% Series B Preferred Shares in 2018 and 4,600,000 7.875% Series C Preferred Shares in 2019.
We intend to finance future acquisitions through our 2021 Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.
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
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2021, 2020 and 2019, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2021 and 2020.

	Net Revenue			Operating Income (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020

Branded Consumer:
5.11	24.2%	29.5%	30.8%	19.9%	30.5%	30.6%	16.4%	20.7%
BOA	9.0%	1.9%	n/a	17.1%	(1.0)%	n/a	17.1%	21.8%
Ergobaby	5.1%	5.5%	7.1%	4.6%	5.3%	14.2%	5.2%	6.6%
Lugano	2.9%	n/a	n/a	5.0%	n/a	n/a	11.3%	n/a
Marucci Sports	6.4%	3.2%	n/a	8.3%	(4.3)%	n/a	9.1%	8.6%
Velocity Outdoor	14.7%	15.9%	11.7%	20.0%	25.2%	(37.1)%	9.3%	10.7%
	62.2%	55.9%	49.6%	74.9%	55.6%	7.8%	68.3%	68.4%
Niche Industrial:
Arnold Magnetics	7.6%	7.3%	9.5%	6.0%	2.1%	11.4%	5.3%	4.8%
Altor Solutions	9.8%	9.6%	9.6	9.1%	16.1%	19.5	11.0%	11.4%
Sterno	20.4%	27.2%	31.3%	10.0%	26.1%	61.3%	12.0%	15.4%
	37.8%	44.1%	50.4%	25.1%	44.4%	92.2%	28.3%	31.6%
Corporate	—	—	—	—	—	—	3.4%	(0.1)%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Operating income (loss) reflected is as a percentage of the total contributed by the businesses and does not include expenses incurred at the corporate level.
Branded Consumer Businesses
5.11
Overview
5.11 is a global lifestyle brand and innovator of purpose-built technical apparel, footwear and gear for a passionate and loyal group of consumers. 5.11 is a brand of choice for those who demand uncompromising functionality, durability, style and comfort of their gear. 5.11's brand authenticity stems from decades of collaboration with elite first responders and military professionals around the world, innovating to solve their greatest needs in the most mission-critical settings, where failure is not an option. Today, 5.11 continues to design and innovate for these professionals with the added purpose of delivering that unique functional expertise to everyday consumers. Management believes 5.11's large and growing community of everyday consumers associate with the 5.11 brand heritage and authenticity and values 5.11's high-quality product design and functionality.
Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally. 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and through e-commerce channels, including 511tactical.com.
History of 5.11
5.11's heritage dates back to the 1970’s when 5.11 pants were originally designed by Royal Robbins for elite rock climbers. These climbers wanted durable yet flexible and comfortable pants as they scaled the most extreme rock walls in Yosemite National Park. In the early 1990’s, the same 5.11 pant was adopted by the F.B.I. National Academy and became standard training issue because of its superior design and performance. Trusted by law enforcement and military professionals ever since, 5.11's innovative products have formed the cornerstone of the brand. 5.11 is an outfitter of choice for our heroes who require rugged, functional, durable, and technically-advanced products capable of withstanding harsh conditions without sacrificing comfort. Consumers’ needs and aspirations fuel 5.11's product innovation engine. 5.11 leveraged this foundation to expand their product expertise to a significantly larger market of underserved lifestyle-oriented consumers who identify with 5.11's brand positioning, appreciate their superior designs and share the "Always Be Ready" ("ABR") mindset.
We acquired a majority interest in 5.11 on August 31, 2016.

Industry
5.11 participates in the global professional and consumer soft goods market for tactical gear and apparel; the addressable global soft goods market was estimated by management to be approximately $79 billion. 5.11 products are designed for use in a wide variety of activities, from professional to recreational and outdoor and indoor, and can be used all year long. As a result, the markets and consumers 5.11 serves are broad and deep.
Products, Customers and Distribution
Products
Product innovation is at the core of 5.11’s heritage and identity. Since its inception, 5.11 has continuously developed and introduced innovative apparel, footwear and gear that are highly functional, technically-advanced and expertly designed setting the industry standard in each product category. 5.11’s product portfolio consists of technical apparel, footwear and gear designed with patented materials and functional features to their customers from head-to-toe. 5.11’s purpose-built products are durable, functional and comfortable. 5.11 serves a community of consumers inspired to live a life bigger than themselves and aligned with the “Always Be Ready” mindset. 5.11 offers a portfolio of head-to-toe purpose-built gear with patented functional features for both professional and recreational use. 5.11 focuses their product offering across three categories: apparel, footwear and gear. Leveraging in-field testing and design feedback from professional collaborations and in-house design and engineering expertise, 5.11 is able to create high quality products in each of its core segments. Innovating around the material and functional needs of professionals, 5.11 then broadens the application of their technical functionality into a range of consumer products within each category. This evolution of 5.11’s product lines creates tremendous leverage for their purpose-built functionality, allowing 5.11 to benefit from their growing and broad crossover appeal. 5.11’s innovations have not been limited to just apparel and textiles, as 5.11 has also proven their abilities within their footwear and gear categories.
Apparel - Apparel represents 5.11’s largest product category at 66%, 65% and 67%, respectively, of net sales for the years ending December 31, 2021, 2020 and 2019. Within this category, 5.11 offers a broad assortment of men’s and women’s pants, shorts, shirts, outerwear, polos, and base layers. Apparel is offered in a variety of styles and fits intended to enhance comfort, durability, and utility. 5.11 has historically designed and developed innovative “families” of products around proprietary fabrics that 5.11 has created to meet the needs of its consumers. These product “families” typically start with a purpose-built pant and then expand into other products.
•Pants - for many consumers, 5.11 technical purpose-built pants are the gateway into the 5.11 brand. 5.11 offers a wide range of pants to tackle any mission in a broad range of waist sizes and in seams for men and women. The fit, proprietary or patented fabrics and purpose-built designs deliver high levels of comfort, utility and durability. Among the most popular pants today are Stryke, Taclite, Apex, Fast-Tac and Defender-Flex, which have price ranges from $55.00 to $85.00. 5.11 offers five distinct pant lines, which anchor five different apparel families. The top selling pants include Taclite, which is built with a lighter and stronger fabric to outperform 5.11's original canvas pant, Stryke, which uses our patented FlexTac fabric, Apex, which leverages 5.11's Flex-Tac technology, and 5.11's highly durable FastTac all with stain and water-resistant properties, and Defender-Flex, 5.11’s performance denim.
•Shirts, T-shirts and Polos – 5.11 tops are feature rich just like their pants. Patented document pockets, pen pockets, venting for heat, stain resistant, easy care and snag resistance are among some of these key features. Many of the shirts fabrics are lighter versions of 5.11’s patented or proprietary fabrics used in their best-selling pants. Taclite shirts $55.00 to $60.00, Stryke shirts $75.00 to $80.00 and Fast-Tac $45.00 to $50.00 are among this product category as examples. These shirts can be used as uniforms and/or casual wear. 5.11's polos are also well known for their comfort, durability and utility. 5.11 offers them in a range of proprietary fabrics that are highly fade resistant, and among some of the most popular styles are Performance Polo, Professional Polo and Utility Polo, which have price ranges from $30.00 to $45.00.
•Outerwear - 5.11 offers a wide range of outerwear solutions for on and off the job. Outerwear used on the job offer features not commonly found in lifestyle outerwear such as blood borne pathogen resistance or large areas of reflective materials. Technical system jackets, hard and soft shell as well as fleece pieces are designed to work individually or as a system. Features include innovations such as quick access side zippers and conceal pockets. 5.11 also offers technical survival outerwear systems engineered specifically for missions in extreme conditions. Products include base layers and briefs, pullovers, softshell jackets, wind pants, rain pants and jackets made of advanced fabrics.

Gear - Gear represented 24%, 25% and 23%, respectively, of 2021, 2020 and 2019 net sales, which includes multi-use backpacks, cases, load-bearing equipment, range bags, duffels, field knives, watches and gloves. 5.11 bags, pouches, and packs provide reliable, multifunctional storage options designed to excel in a wide range of operational and recreational settings. The bag offering meets the critical needs of emergency medical, public safety, and military professionals in the field, outdoor adventure enthusiasts going off the grid, and anyone who needs to maximize space and convenience packing for a weekend getaway. The recently introduce patented Hexgrid® and Gear Set™ system enhance modularity capabilities. Allowing users to have different sets per mission specific needs and attached pouches in 8 directions vs just up or down like the other systems. 5.11 also offers a wide assortment of complementary accessories including belts, hats, flashlights, gloves, watches, knives and patches.
Footwear - Footwear represented 10% of net revenue in each of the years ending 2021, 2020 and 2019 and includes a full line of functional boots, low-profile tactical shoes, trainers, and socks. First embraced by 5.11 professional customers through their field boots, 5.11 has developed and tested footwear that stands up to extreme temperatures and weather conditions. 5.11 has evolved into the current lineup of trainers, casual sneakers and oxfords that afford 5.11's consumers the same level of comfort, protection, durability and style they expect from 5.11. 5.11 trainers feature All Terrain Load Assistance System (A.T.L.A.S.) technology, which is built to help 5.11's consumers undergo the most strenuous of workouts. The 5.11 A/T Trainer adds comfort and substantially increased agility, flexibility, and durability to cross training, functional fitness and heavy workouts.
Customers and Distribution Channels
Management believes the brand’s empowering message, innovative product quality, and technically advanced designs appeal to a broad and growing consumer base. Based on the cross-over appeal of its products, 5.11 consumers fall into two core groups, professional “Prosumers” and “Everyday Consumers.” The 5.11 community was initially built by Prosumers, which consists of groups such as U.S. military personnel, law enforcement, first responders, and frontline workers, who require unwavering durability and reliability, but also value the design and comfort of the 5.11 products, providing the versatility to wear its products both on and off duty. Over time, 5.11 has expanded its reach into functionally focused Everyday Consumers, who, management believes, are inspired by Prosumers to live a life bigger than themselves and share the always be ready "ABR" mindset. 5.11 products resonate with a diverse group of Prosumers and Consumers, laying the foundation for continued expansion of a loyal and engaged consumer base into the future.
•Everyday Consumers: A blend of active, challenge-seeking and achievement-oriented gear consumers who thrive on fitness and adventure. Inspired by 5.11’s Prosumers to live a life bigger than themselves with the “Always Be Ready” mindset, these Everyday Consumers engage in a range of activities from fitness and training, to outdoor experiences such as hunting, hiking and overlanding, and purchase 5.11 products for everyday casual use. They prioritize maintaining high performance and, we believe, recognize that the functional superiority of 5.11 products aligns with their own achievement-oriented goals. They also appreciate the aesthetic and functional design of 5.11 products, which can take them from the comfort of their home to a favorite nearby hike, as well as 5.11 apparel, footwear and gear, which are as dynamic as they are. We believe the Everyday Consumers align with 5.11 products’ price points and superior value proposition.
•Prosumers: Includes everyone from the most elite U.S. military and law enforcement special forces units on the planet to everyday heroes including first responders, frontline workers, and other professionals, both on duty in mission-critical situations and off-duty. Prosumers are devoted to service, on and off-the-clock, and 5.11 endeavors to match their dedication and commitment as it produces superior technical products for every aspect of their lives. 5.11’s unique combination of durability, functional excellence, and comfort allows Prosumers to turn to 5.11 seamlessly across a variety of use-cases, whether on-duty, training, spending a weekend overlanding, backpacking, or camping. Many of the Prosumers are never fully off-duty, making the ability to serve them comfortably and reliably in all aspects of their lives a top priority. 5.11 enables them to “Always Be Ready” to meet any challenges that cross their path.
The strength of the 5.11 business model is the ability to serve the consumer however they prefer to engage while simultaneously reinforcing the 5.11 brand’s premium association and authenticity. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters a trade area with the right mix of owned stores, Consumer Wholesale, Professional Wholesale, eCommerce and marketplaces. By approaching trade areas in this manner, 5.11 shares inventory between stores and eCommerce and optimizes speed and efficiency with logistics that meet consumers’ needs wherever they prefer to shop, rather than directing them into a particular channel. This principle of product accessibility and experiential shopping drives brand building and organic lead generation. Though each channel is able to function profitability on an individual basis, the value derived from these channels working in concert is a unique competitive strength 5.11 employs in every market in which it operates.
Direct to Consumer - 5.11’s DTC channel is comprised of its digital platform, 511tactical.com, its growing network of retail stores as well as its third-party marketplace partners. 5.11 has significantly expanded its DTC mix in the past five years, with DTC now comprising 43%, 39% and 32% of net sales for the years ended December 31, 2021, 2020 and 2019, respectively. 5.11’s website has grown significantly and drives a significant portion of its online sales. 5.11 also operates 87 company owned retail stores in 27 states, with plans to grow its footprint further. Both the online and company owned retail stores enable 5.11 to maintain direct relationships with consumers, influence the brand experience and better understand shopping preferences and behavior.
•eCommerce. 5.11 has grown its ecommerce substantially in the last few years, which has been enabled by continued investment in digital infrastructure capabilities, enhanced consumer experience through increased customization and curation, and a growing global supply chain. Since 2017, 5.11 has invested over $35 million in capabilities to further its eCommerce infrastructure, including a scalable, ERP system and new locations that enable more cost effective and timely delivery for its eCommerce orders.
•Retail. Since 2011, 5.11 has grown to 87 branded and owned retail locations around the U.S. as of December 31, 2021. Its locations provide an opportunity for 5.11 to showcase its diverse product assortment. Retail also provides an opportunity to further engage with consumers through the ABR mindset, with in-person, local community events and educational opportunities that elevate the experiential retail experience.
•Third-party marketplaces. 5.11’s third-party marketplace partners, such as Amazon, are invaluable tools for its omnichannel presence. The collaboration with the some of the largest retailers brings 5.11 increased opportunity from sales and revenue to increased marketing opportunities and brand awareness. Yet at the same time, 5.11 is strategic about protecting its 5.11 brand and delivering a consistent consumer experience in the third-party marketplace.
Wholesale - The Wholesale channel is comprised of Professional Wholesale, Consumer Wholesale and International business. Wholesale sales were 57%, 61% and 68% of net sales for the years ended December 31, 2021, 2020 and 2019, respectively. The Professional Wholesale channel specializes in demand creation for formal procurement through specification of 5.11 on government contracts around the world. The Consumer Wholesale channel is comprised of dealers, outdoor specialty retailers, and military exchanges, serving predominantly Everyday Consumers. The International business includes retail locations and International eCommerce sites. International products are currently distributed in over 120 countries across the globe, but management believes there is significant opportunity for continued International expansion.
•Professional Wholesale. The Professional Wholesale channel consists of Prosumer sales relationships, and is comprised of dealers and resellers of 5.11 technical apparel, footwear and gear through governmental departments and agencies, including their retail front and eCommerce services that cater to Prosumers that need additional services, such as tailoring of their uniforms, in a one-stop-shop experience. Requirements of outfitting entire agencies or departments necessitates carrying numerous, often infrequently used, sizes and colors of a given product. In addition, 5.11’s years of handling these types of customized orders has resulted in 5.11 having a dedicated team with specialized expertise, a skillset that is unique in the industry. We believe 5.11’s significant investment in inventory provides a competitive advantage versus smaller less well capitalized competitors that carry low levels of inventory.
•Consumer Wholesale. The Consumer Wholesale channel consists of Everyday Consumer sales relationships, and is comprised of third-party retailers and their eCommerce sites. 5.11 consumers can find its products at well-known big box sports, outdoor specialty retailers and military exchanges, in addition to third-party online only retailers who focus on product sales in similar apparel, footwear and gear categories as we do. Shop-in-shop concepts at key retailers who also attract the 5.11 customer base gives consumers a tactile experience with 5.11 products, by which they can feel, try on, and compare 5.11 product offerings. Additionally, 5.11 gains online traction from discussion boards and forums that bring professional and everyday enthusiasts together to discuss 5.11 products and the category in general. Both avenues serve as catalysts to attract new customers and keep long time consumers loyal to the 5.11 brand.
•International. In addition to domestic whitespace, management believes there is opportunity to expand internationally as International only represented 18% of net sales in 2021. While 5.11 products are currently distributed in 120 countries across the globe, 5.11 has limited penetration in many of these countries with limited distribution in certain countries and certain dealers only carrying select styles. As such, management believes there is significant opportunity for continued international expansion and plan to expand in EMEA, Mexico, Asia, Australia, and Canada, and will leverage third-party logistics facilities in Europe and China as well as 5.11’s owned warehouse in Australia to drive this. 5.11 sees additional opportunities to further expand internationally and plan to methodically continue the expansion of its business.
No individual customer represented greater than 10% of 5.11’s net revenues in 2021. At December 31, 2021 and 2020, 5.11 had approximately $40.7 million and $21.8 million, respectively, in firm backlog.
Market Opportunities
5.11 products are designed for use in a wide variety of activities, from professional to recreational and outdoor and indoor, and can be used all year long. As a result, the markets and consumers 5.11 serves are broad and deep. The market opportunity is both significant and supported by the demand of 5.11’s innovative products providing an opportunity for future, profitable growth. As a category-defining brand, management believes its innovative products serving Everyday Consumers and Prosumers will continue to expand its addressable market.
•U.S. Everyday Consumer Opportunity. 5.11 products address a large and broad Everyday Consumer base consisting of individuals from all walks of life. Everyday Consumers include small business owners, teachers, lawyers, farmers, homemakers and others, who enjoy wearing 5.11 during work, after work and on their weekend adventures. Management believes the Everyday Consumers are multi-generational, though skewing younger. These younger consumers are representative of an expanding, technically-focused consumer base looking for performance in every aspect of their daily lives. 5.11 caters to Everyday Consumers across all regions of the U.S., though management believes Everyday Consumers are located primarily in urban and suburban locations.
•U.S. Prosumer Opportunity. 5.11’s premium product offering addresses a large Prosumer base, including first responders, military personnel, on and off-duty public servants, non-active military and other functionally focused professionals such as contractors, utility workers, hospital professionals and others using 5.11 for professional applications. Management believes Prosumers are multi-generational, though primarily middle-aged males. Similar to our Everyday Consumers, 5.11 caters to Prosumers across all regions of the U.S. and believes Prosumers are located primarily in urban and rural locations. The Prosumer market is a stable, recurring source of demand for our products. Management believes that Prosumer demand is resilient through economic cycles as Prosumers continue to depend on 5.11 products regardless of the economic environment.
•International Opportunity. In addition to the domestic whitespace opportunity, management believes there is opportunity to expand to a large global market, as International only represented 18% of net sales in 2021. 5.11 products are currently distributed in 120 countries across the globe with our market entry point being the Professional Wholesale Channel. Most countries outside the US are under-penetrated with limited distribution and select dealers only carrying a portion of available styles. As such, management believes there is significant opportunity for continued international expansion and plan to expand in EMEA, Mexico, Asia, Australia, and Canada. 5.11’s approach will be to build out each region uniquely based on the size of the opportunity and the complexity of conducting business in a particular country. This approach currently utilizes a mixture of Professional and Consumer wholesale channels, distributors, wholesale partner stores, third party ecommerce sites as well as owned ecommerce websites and retail stores. To build this business 5.11 plans to leverage its third-party logistics facilities in Europe and China as well as its owned warehouses in Australia and the US for supply chain logistics. 5.11 sees additional opportunities to further expand internationally and plan to methodically continue the expansion of its business.
Business Strategies
Increase Brand Awareness and Grow the Passionate 5.11 Community - 5.11 has proven the profitability of its core product offerings and broad geographic relevance, while demonstrating clear brand authenticity and versatility. Though 5.11 is a brand and industry leader in the tactical and functional fitness communities, management believes it still has substantial room to grow through continuing to broaden its brand awareness. 5.11 has a large, growing community of deeply loyal consumers who share an authentic connection to the brand. 5.11 brand awareness is driven largely by its authentic association with public safety and the military, who rely on 5.11 gear for performance both on-duty and off-duty. To increase brand awareness, 5.11 designs and executes a variety of dynamic, high impact marketing strategies to engage existing consumers and reach new consumers, both domestically in the U.S. and internationally.

5.11’s innovative brand and marketing strategy has been able to deliver significant brand awareness growth with relatively low marketing spend to date. The reason this has been so successful is due to the outsized returns from 5.11’s positive, community-driven word-of-mouth, stemming from consumers who share an emotional connection to 5.11. While 5.11’s marketing competencies extend well beyond traditional and digital media; 5.11 is a leader in content development and influencer marketing. 5.11 has built a community with major brand ambassadors and brand partners. 5.11 also partners with other leading brands across categories, such as Spartan in fitness and Ubisoft’s Ghost Recon in gaming. These strategic partnerships reinforce 5.11’s authentic and premium branding while simultaneously engaging a broad and passionate customer base of potential 5.11 consumers. Through its deep relationships, history of mutually beneficial partnerships, community, and social events such as “ABR Academies,” as well as its recognized leadership position, management believes 5.11 has become a partner of choice for influencers worldwide, leading to a significant competitive advantage. These marketing efforts deliver authentic, aspirational experiences and exclusive content that drive loyalty and engagement. 5.11 pairs this emotional brand marketing with sophisticated, data-driven performance marketing to further drive profitable customer acquisition, retention and high lifetime value. Through investment in these marketing strategies, 5.11 intends to drive passionate 5.11 connections within its community.
Continued Execution of Integrated Omnichannel Platform to Drive Disciplined Growth - Management believes 5.11 has built a solid omnichannel distribution strategy, comprised of a rapidly growing DTC channel, which includes its owned retail locations, proprietary website, and third-party marketplace partners like Amazon, and a recurring Wholesale channel, which encompasses our Professional Wholesale, Consumer Wholesale, and International business. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters trade areas with a tailored DTC and wholesale strategy for that market. To best serve its consumers’ needs and to profitably accelerate growth, 5.11 continues to make investments in its omnichannel distribution strategy. To increase connectivity and reach a larger quantum of consumers, 5.11 is accelerating digital growth through the utilization of data analytics, targeted digital tactics and integrated marketing campaigns. In parallel, 5.11 continues to improve its website functionality as measured through strong site traffic, conversion and average order value. 5.11’s digital growth is complemented by the potential to expand its retail footprint. Currently, 5.11 has 87 physical stores, which represents an increase of 83 since 2015. Ultimately, the expansion of both channels presents an accessible near-term opportunity to accelerate growth and better serve evolving consumer preferences.
Leverage Innovation Capabilities to Continue Developing New Products - At its core, 5.11 is an innovator that prides itself on making purpose-built technical apparel, footwear and gear for all of life’s most demanding missions. Throughout its history, 5.11 developed a diverse product portfolio that has helped grow its brand to be an industry leader in both its Wholesale and DTC businesses. Through its product innovation, 5.11 developed brand affinity, built on the foundation of its strong professional business. By serving its Prosumer, 5.11 increased demand in its Everyday Consumer segment, creating a large whitespace for growth. Moving forward, 5.11 is looking to grow share of its consumers’ wardrobe with a continued focus on everyday and weekend wear. In order to accelerate growth and meet consumer preferences, 5.11 plans to continue its consumer product innovation and expand its lifestyle product offering and other ancillary categories. 5.11 built a foundation of infrastructure and processes that allows it to have shorter lead time on product and design. 5.11 will continue to refine this in order to accelerate growth and take market share in the consumer business through an expanded product portfolio. Management believes that continued product innovation for 5.11's Prosumers drives brand loyalty with its Everyday Consumers. 5.11’s efforts to tailor products for its Prosumers drives innovation and credibility, which in turn yields superior functionality and appeal to Everyday Consumers. As 5.11 continues to scale, its broader consumer base allows it to reinvest resources back into its technical and functional expertise, further driving continued innovation for its professional consumers.
Disciplined International Expansion - International represents 18% of net sales in 2021 and management believes 5.11 has a large opportunity to expand this business. Management believes Prosumers internationally view U.S. first responders, military and public servants as being among the best in the world, and want the same apparel, footwear and gear that they use both on and off duty. 5.11’s international strategy parallels the success it has enjoyed in the US by seeding the market through the Prosumer channels, which creates brand awareness and Everyday Consumer demand.
Currently 5.11 products are distributed in over 120 countries across the globe. 5.11 leverages its proven playbook to invest in the largest, most successful international regions to grow its business. This strategy starts with the Professional Wholesale channel which establishes a profitable recurring revenue stream. As that grows, 5.11 builds a Consumer Wholesale channel and finally a DTC business is established in the most mature markets. While the strategic approach is consistent, each region is uniquely built based on the size of the opportunity and the complexity of conducting business in a particular country. Management believes there is a significant opportunity to continue 5.11's international expansion with a focus on EMEA, Mexico, Asia, Australia and Canada. 5.11’s ability to supply the same superior apparel, footwear and equipment to global markets allows it to expand its already profitable international business to Everyday Consumers living by the ABR mindset around the world.
Competitive Strengths
Authentic Global Lifestyle Brand with Passionate Following - Since inception, 5.11 has been a trusted brand by military, law enforcement, public safety, first responders and frontline workers and other service professionals around the world. No matter the mission or how demanding the environment, management believes 5.11 makes the apparel, footwear and gear of choice for professionals both on and off duty. This loyalty and trust, proven over decades from when the FBI Academy first adopted 5.11 pants in 1992, is a powerful tool. This stamp of approval from the elite professional community creates a brand halo effect that propels the Everyday Consumer business, allowing 5.11 to appeal to a broad range of consumers who embrace an active lifestyle, and who also appreciate 5.11 products’ superior technical performance for everyday use.
5.11’s loyal consumers act as brand advocates, proudly wearing branded 5.11 gear and displaying 5.11 banners, decals and patches. Management believes that 5.11's brand advocacy through social media or by word-of-mouth, coupled with its varied marketing efforts, has extended its appeal to the broader community. As 5.11 has expanded its product lines, and broadened its marketing messaging, it has cultivated an increasingly diverse audience of both men and women living throughout the United States and, increasingly, in international markets. Management believes 5.11's loyal customers, alongside its heritage of authenticity and high-quality product performance create such a strong connection to the 5.11 brand.
Deep Knowledge of Our Consumers Drives Our Product Development and Marketing - Management believe much of the 5.11 brand success is accredited to the loyalty of 5.11's consumers. 5.11 continuously strives to understand their evolving needs. Utilizing consumer insights through proprietary research, data, and analytics, 5.11 informs its product design and development teams to meet the demands and expectations of its loyal consumers. Having innovated closely with its Prosumers since 2003, 5.11 has a deep understanding and appreciation for the tactical issues they deal with daily. Seeing itself as problem-solvers first-and-foremost, 5.11 designs products that provide solutions to the obstacles they encounter while on duty, enhancing the daily regimens of its professional end-users. 5.11 consumers are passionate about their work and activities, and 5.11 matches that passion as it continuously strives to build functional, durable, and comfortable products. Not only is this insight helpful in product design and development, but also in outbound marketing efforts, both domestically and internationally. 5.11 supports and builds its brand through a fully integrated, high-impact marketing strategy which includes innovative and exclusive content, digital and social media, dedicated weekly Podcast, community-outreach, television and movie product placement and integrations, sponsorships, and local store activations and events that foster consumer engagement.
Purpose-Built, Innovation-Led and High-Quality Product Offering - 5.11’s DNA is readiness. 5.11 addresses the needs of elite professionals around the world, outfitting them with the top-quality gear and equipment necessary to complete their missions. From this powerful foundation, 5.11 develops products to both address the specific needs of these professionals and have broad appeal. The process for development starts with a rigorous analysis of the most important functional qualities for 5.11 Prosumers. 5.11 then engages with the broader community, along with industry and trade professionals, to help find specific voids in the market worth targeting. 5.11 uses this data and insights to develop head-to-toe assortments to serve its consumers holistically whether they are at the office, exercising, experiencing the outdoors, or simply embracing the ABR lifestyle in their daily lives.
5.11 delivers a comprehensive lineup that enables its customer to enjoy high-quality functionality without having to sacrifice lifestyle, comfort, or style. Management believes 5.11's ability to deliver this balance is a deep competitive advantage that is unrivaled and where most of its competitors have proven to be unsuccessful.
Integrated Omnichannel Distribution Strategy - The foundation of 5.11's business model is to continue to strengthen its ability to serve the Everyday Consumer and Prosumer however they prefer to engage and purchase with 5.11, while simultaneously reinforcing 5.11's brand’s association and authenticity. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters trade areas with a tailored DTC and wholesale strategy for that market. By approaching trade areas in this manner, we believe 5.11 is able to share inventory between our stores and eCommerce, which allowed for 29% of eCommerce orders to be fulfilled out of store locations in late 2020, following the implementation of 5.11's Buy Online Ship From

Store functions. This optimizes speed and efficiency with logistics that truly meet 5.11's Prosumers’ and Everyday Consumers’ needs wherever they prefer to shop, rather than directing them into a particular channel. We believe this principle of product accessibility and adopting to consumers’ shopping choices drives brand building and organic lead generation. Though each channel is able to function profitability on an individual basis, the value 5.11 derives from its channels working in concert is a competitive strength.
Scalable Infrastructure and High-Performance Team to Support Growth - 5.11 has invested approximately $70 million in capital expenditures in the last five years to not only improve operating and fulfillment performance in its current growth phase, but also as a foundation to support continued future growth. 5.11’s investment has included implementing a variety of strategic and operational improvements, including hiring experienced senior executives, expanding its company owned retail stores, executing merchandising improvements, enhancing distribution and supply chain capabilities and implementing data-driven digital marketing campaigns. 5.11’s current infrastructure allows it to fulfill orders accurately and effectively across all channels, including making certain shipments direct from the source to bypass distribution centers, while still providing buffer capacity capabilities to support future expansion.
Competition
5.11 competes in the global marketplace for purpose-built technical apparel, footwear and gear. Management believes 5.11 has competitive advantages through its global omnichannel business model, which is comprised of a rapidly growing DTC channel and recurring Wholesale channel. 5.11 competes against activewear, outdoor and specialty apparel brands such as Nike, Under Armour, The North Face, Patagonia, Lululemon, Arc’teryx, Carhartt, Propper and Fecheimer Brothers. 5.11 competes with footwear brands such as Timberland, Bates and Danner, and with gear and bag brands such as Camelbak, Osprey and YETI. 5.11 also competes with specialty retailers such as REI, Dick’s Sporting Goods and Galls.
Suppliers
5.11 has built a supply chain that is optimized for its business, through which 5.11 controls the design, development and fulfillment of its products.
Sourcing and Manufacturing
5.11 does not own or operate any manufacturing facilities. Instead, it chooses to contract with third-party suppliers for materials (fabric and trims) and manufacturers for finished goods. 5.11 partners with high-quality vendors and retains complete control of all intellectual property associated with its products. 5.11 product design, technical design and development teams work directly with its vendors to incorporate innovative materials that meet the high-quality product standards demanded by its customers. 5.11’s primary product specifications include characteristics like durability, protection, functionality, and comfort. 5.11 collaborates with leading fabric suppliers to develop fabrics that it ultimately trademarks for brand recognition whenever possible.
The materials used in 5.11 products are developed in partnership between its material vendors and its design, product development and sourcing teams, then sourced by its manufacturers from a limited number of pre-approved suppliers. To enhance efficiency and profitability, 5.11 recently adopted 3D design capabilities for virtual prototyping allowing it to make better and quicker decisions prior to creating physical prototypes. Additionally, 5.11 recently partnered with one of our apparel manufacturers to create a development center with dedicated resources to facilitate rapid prototyping.
All 5.11 products are manufactured by third-parties. 5.11 works with a group of 60+ vendors, 15 of which produced approximately 80% of its products in fiscal year 2021 and 2020. During the year ended December 31, 2021, approximately 44% of 5.11 products at cost were produced in Bangladesh, approximately 36% in Vietnam, and the remainder in China, Cambodia, Taiwan, Philippines, Indonesia, Africa, Central America and the United States. 5.11 does not have any long-term agreements requiring it to use any manufacturer, and no manufacturer is required to produce its products in the long term. 5.11 purchases from suppliers on a purchase order basis informed by capacity forecasts. 5.11 measures supplier performance through various performance indicators and partner closely with them to continually improve efficiency, cost, and quality. Management believes that 5.11's principal manufacturers have the additional capacity to accommodate future growth.
As a company devoted to the needs of public safety and mission-oriented professionals, 5.11 has developed secure relationships with a number of its vendors and take great care to ensure that they share its commitment to quality and ethics. Under its supplier agreements, suppliers must follow 5.11’s established product design specifications and quality assurance programs to meet specified standards. To ensure vendor reliability and quality, 5.11 has established a sourcing office in Hong Kong, which employs approximately 59 individuals whose primary functions include vendor management, commercialization, product development, production planning, vendor compliance, and quality assurance.
5.11 requires its vendors to comply with its Vendor Code of Conduct relating to working conditions as well as certain environmental, employment and sourcing practices. 5.11 requires all vendors to contractually commit to upholding these standards. Additionally, in alignment with its values, 5.11 encourages its manufacturers to be certified through the Worldwide Responsible Accredited Production (WRAP) program, which is an independent organization dedicated to promoting safe, lawful, humane and ethical manufacturing. Once a vendor is part of 5.11’s production network, its in-house production team work together with third-party inspectors to closely monitor each partner’s compliance with applicable laws and standards on an ongoing basis.
5.11 regularly sources new suppliers and manufacturers to support its ongoing growth and carefully evaluates all new suppliers and manufacturers to ensure they share its standards for quality and integrity. To mitigate supplier concentration risk, 5.11 commercializes its top key items at multiple factories to ensure it can balance geographic risks as well as respond quickly to spikes in business. 5.11 also continuously seeks out additional suppliers and manufacturers to enable contingency plans that minimize disruptions, as well as support its future growth.
Distribution
5.11 leases and operates a distribution facility in Manteca, California to support its fulfillment needs across the Americas (North, Central & South). Additionally, 5.11 operates a small distribution facility in New South Wales, Australia to serve the Australia and New Zealand markets. 5.11 utilizes global third-party logistics providers to fulfill customer orders in EMEA and Asia-Pacific, which are located in Sweden and China, respectively. These third-party logistics providers manage all various distribution activities in their regional markets, including product receiving, storing, limited product inspection activities, and outbound shipping.
Intellectual Property
To establish and protect its proprietary rights, 5.11 relies on a combination of trademark (including trade dress), patent, design, copyright and trade secret laws, as well as contractual restrictions in license agreements, confidentiality and non-disclosure agreements and other contracts. 5.11’s intellectual property is an important component of its business, and management believes that 5.11's know-how and continuing innovation are important to developing and maintaining its competitive position. Management also believes having distinctive marks that are readily identifiable on 5.11's products is an important factor in continuing to build its brand and distinguish its products. 5.11 considers the 5.11 name and logo trademarks, together with 58 issued and pending patents and 374 registered trademarks, both in the United States and internationally, to be among its most valuable intellectual property assets.
Regulatory Environment
In the United States and the other jurisdictions in which 5.11 operates, it is subject to labor and employment laws, laws governing advertising, safety regulations and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act, in the United States, the EU General Data Protection Regulation 2016/679 ("GDPR") in the European Economic Area and Switzerland, the U.K. GDPR and the United Kingdom Data Protection Act 2018 in the United Kingdom, and the Brazilian General Data Protection Law in Brazil, the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. 5.11 products sold outside of the United States may be subject to tariffs, treaties and various trade agreements, as well as laws affecting the importation of consumer goods. 5.11 monitors changes in these laws and management believes that 5.11 is in material compliance with applicable laws. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. A portion of sales generated by its International business is derived from sales to foreign government agencies, and management believes 5.11 is in material compliance with related applicable laws.

Human Capital
Mission-Driven, Innovative and Supportive Culture – From the beginning, 5.11’s company culture has always been focused on serving those who serve—military, law enforcement officers, public safety and first responders and frontline workers from around the world. The passion for serving these top professionals inspires 5.11 to extend serving its consumers into their everyday lives, to be prepared for whatever life throws their way. 5.11’s teams embrace its ABR mindset, and its core values allow 5.11 to attract passionate and motivated employees who are driven to succeed and share the vision of becoming “an iconic global brand rooted in innovating purpose-built gear for the most demanding missions while inspiring the world to always be ready.”
5.11’s work environment is open and collaborative, spanning a global organization from its headquarters in Irvine, CA and offices in Hong Kong, Mexico, Sweden and Australia, to its distribution center in Manteca, CA, and to its U.S. retail stores. Its employees around the world are 5.11’s most valuable and important brand ambassadors. Their commitment to 5.11 and its mission, and their knowledge and passion for 5.11 products allows 5.11 to execute its company strategy and strengthens its brand loyalty. Additionally, 5.11 store employees are critical to 5.11’s success and often represent members of its communities, with many of them retired military, law enforcement officers and first responders.
5.11 prides itself in its ability to work directly with top professionals around the world, innovating to solve their greatest needs in the most mission-critical settings. 5.11 maintains a global footprint, with employees working in thirty-three states and eighteen countries. At December 31, 2021, 5.11 had 861 full-time employees and 185 part-time employees. 5.11 strives to create a welcoming and caring environment across the entire organization and celebrate the passion its team members bring forward in serving its consumers. 5.11 believes it has created a company culture focused on attracting, retaining, and developing talent, which enables it to exceed consumers’ expectations and meet its growth objectives. 5.11 prioritizes building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.
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
In 2019, BOA launched its state-of-the-art Performance Fit Lab ("PFL") to quantitatively measure the impact of BOA-equipped footwear on athletic performance. The PFL is used to advance performance footwear fit technology by testing, refining, and improving footwear products in collaboration with the company’s major brand partners and serves as a catalyst for innovation. In 2021, BOA surpassed 25 million users worldwide.

We purchased a majority interest in BOA on October 16, 2020.
Industry
BOA participates broadly in the global footwear market, representing approximately 10 billion pairs of shoes sold annually. BOA’s addressable market is identified based on product type, price lane, and geography. BOA targets the premium segment, where applicable price lanes tend to be at the upper end of each category. With respect to product type, the overall market is segmented into various subcategories, of which BOA primarily targets footwear for active performance sports, outdoor applications, and kids. Based on target footwear categories and applicable price lanes, management estimates BOA’s addressable market to be approximately 750 million pairs of shoes sold annually. Management estimates the company has approximately 3-4% share within its addressable market.
Products, Customers and Distribution Channels
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
Customers and Distribution Channels
BOA has approximately 300 global brand partners, including leading footwear companies such as Adidas, Specialized, Shimano, Fizik, ASICS, Burton, La Sportiva, K2, Vans and FootJoy who feature BOA systems across a variety of sporting and professional industries including snow sports, cycling, outdoor, athletic, workwear and medical. BOA typically sells directly to the manufacturing partner responsible for final assembly of the brand partner’s product. BOA works with 470+ brand partner factories with limited revenue concentration. Most brand partner factories are located in Asia, primarily in China and Vietnam, and are in relatively close proximity to BOA’s supply chain.
Rather than being solely an OEM part supplier, BOA maintains highly collaborative relationships with its brand partners to actively co-develop innovative, performance-driven footwear, helmets and bracing. BOA contributes substantial design and testing resources to ensure its system is used in a way that maximizes performance based on dial placement and configuration. The BOA system is not simply a “lace replacement” or plug and play option, but rather a solution that must be integrated into each product model through a 6-18 month development cycle to create a system that works specifically with a product’s unique structural design. This process allows BOA to ensure brand image consistency, end product quality and the best performance fit.

Footwear, headwear, and medical bracing products featuring BOA systems are primarily sold through brick-and-mortar sporting goods retailers, specialty sport retailers, online retailers, or brand partners’ owned retail and online channels. According to management’s estimates, end consumption is geographically diverse, with approximately 15-20% of products consumed in North America, 30-35% in Europe, and 45-50% in Asia.
No individual customer or brand partner factory represented greater than 8% of BOA’s net revenues in 2021. At December 31, 2021 and 2020, BOA had approximately $31.7 million and $15.2 million in order backlog, respectively.

Business Strategies and Competitive Strengths
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
As part of BOA’s innovation strategy around improving fit, the company has invested in a state-of-the-art PFL to quantitatively measure the impact of the BOA system on end products. In partnership with the University of Denver, the PFL is testing a significant number of products to evaluate a) Agility & Speed, b) Power & Precision, and c) Endurance & Health. By addressing these global performance attributes rather than segment-by-segment specific needs, PFL findings will be relevant and applicable across BOA’s product lines. The results of these studies help further validate BOA’s value proposition, strengthening the company’s position as a fit and performance leader. Moreover, the PFL serves as a platform to test and refine new product offerings ahead of launch.
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
Intellectual Property
BOA has built a diverse global portfolio of 233 issued and pending utility and design patents. The company has created 37 patent “families” with intellectual property covering its core technology (dials, guides, laces), as well as strategic configurations and component installation methods. BOA maintains 10 Trademarks in 40+ countries.
Seasonality
Due to the diversity of sporting segments BOA participates in, there is no significant seasonality to the business, though BOA typically has higher sales in the fourth quarter, reflecting higher cycling and golf sales in preparation for the spring retail season, as well as higher sales in the second quarter each year due to purchasing trends in the snow sports product group.
Environmental, Social and Governance
As a forward-looking company, BOA is working towards making a sustainable impact throughout the world, minimizing their imprint on the environment, and diversifying the Outdoor and STEM industries. BOA has set bold goals to dramatically reduce the use of virgin fossil fuel-based plastics, overall manufacturing waste, and materially increase use of sustainable energy. The company has already made progress in all three areas and will be formally distributing its environmental and community impact report in the second quarter of 2022. In the last year, BOA has increased their budget and invested in three new roles to focus on these efforts. The company has formed partnerships with organizations in every region that are focused on providing more access and opportunities to under-represented populations and protecting the environment. Through these programs, BOA is working to create purposeful connections to their employees, partners, and consumers – bringing their mission, values, and products to the hearts and minds of their audience.

Human Capital
BOA strives to be an inclusive global team that trusts and cares for each other, their partners, the community, and the environment. Since their launch in Steamboat, CO in 2001, BOA has maintained a strong and healthy company culture that is rooted in a passion for the outdoors and the various industries that encompass their product offering. As the team has expanded over the last 20 years, BOA has placed an emphasis on creating a diverse and inclusive workplace with the goal of representing their global communities. BOA employees are located in four countries and the United States. As of December 31, 2021, BOA had 241 full-time employees and 4 part-time employees. 131 employees are located in the United States and 114 work outside of the United States in Austria, Greater China, Japan, and South Korea.
BOA is focused on both attracting new talent and growing talent from within the organization - providing learning and development opportunities, placing an emphasis on independent career plans, and building a team of leaders, managers, and staff that represents their mission, vision, and values. BOA maintains a high retention rate of their employees and believes the company's relationship with its employees is connected and transparent.
Ergobaby
Overview
Ergobaby is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, blankets and swaddlers, nursing pillows, strollers, and related products that fit into families’ daily lives seamlessly, comfortably and safely.  Ergobaby is headquartered in Torrance, California.
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
In 2014, Ergobaby launched the Ergobaby Four-Position 360 Baby Carrier which expanded on Ergobaby’s leadership in the baby carrier category by offering an ergonomic, outward forward facing position for the baby and comfort for the parent. The Ergobaby 360 Carrier won the 2014 JPMA Innovation award in the baby carrier category. In 2016, Ergobaby launched the 3-Position Adapt Baby Carrier that is geared for newborns to toddlers (7lbs-45lbs) and offers some unique parent comfort features including lumbar support and crossable shoulder straps, as well as the benefit of being an all-in-one carrier with no need for an infant insert accessory (for babies 7-12lbs.). Also in 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”). Baby Tula designs, markets and distributes premium baby carriers and accessories and focuses its efforts on both the ergonomics and fashion of its products. In 2017, Ergobaby launched the All Position, All-in-One Omni 360 Baby Carrier that is geared for newborns to toddlers (7lbs-45lbs) and includes all of Ergobaby’s parent & baby comfort features from the 360 and Adapt Baby Carriers, as well as the same consumer benefit of no infant insert accessory needed.
In 2018, Ergobaby entered into the stroller category with 2 new models. The first product launched was a full-size option called the 180 Reversible Stroller. This was followed later in the year by a premium compact option, the Metro Compact City Stroller. In 2019, Ergobaby launched the Embrace Baby Carrier which is geared for newborns (7lbs-25lbs) and merges the coziness of a soft wrap carrier with the simplicity and comfort of a structured carrier. In 2020, Ergobaby launched Everlove, a first of its kind carrier buyback, restoration, and resell program to extend the lifecycle of our carriers for a more sustainable future. In 2021, Ergobaby launched the multiple award winning Aerloom, the first-of-its-kind, FORMAKNIT™ baby carrier made to move, stretch and fit parents' daily life. This carrier has a seamless knit design and 87% of the knit is made with recycled plastic bottles.
We purchased a majority interest in Ergobaby on September 16, 2010.
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
Products, Customers and Distribution Channels
Products
Baby Carriers - Ergobaby has two main baby carrier product lines: baby carriers and related carrier accessories, sold under both the Ergobaby and Tula brands. Ergobaby’s baby carrier designs support a natural, ergonomic ("M" shaped) sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also distributes the baby’s weight evenly between parents’ hips and shoulders and alleviates physical stress for the parent. Both Ergobaby’s 3-Position and 4-Position baby carriers have been recognized by the International Hip Dysplasia Institute as being “hip healthy”. Additional accessories are provided to complement the baby carriers including the popular Infant Insert.
Within the Ergobaby Baby Carrier product line, Ergo sells 3-Position and 4-Position baby carriers in a variety of style and color variations and Baby Tula sells 3-Position and 4-Position fashion-oriented baby carriers. Baby Carrier sales represented approximately 90%, 89% and 88%, of net sales in 2021, 2020, and 2019, respectively.
Within the baby carrier accessories category, the Infant Insert is the largest sales component of the accessory category but has seen declining sales as customer move to newborn ready carriers. Accessory sales represented approximately 3.2% in 2021, 5.4% in 2020 and 6.1% in 2019, of net sales.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo
•9 styles of baby carriers - $80 - $220
•2 styles of Infant Inserts - $35
Tula
•8 styles of baby carriers - $79 - $1,000
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
Ergobaby had approximately $14.3 million and $11.5 million in firm backlog orders at December 31, 2021 and 2020, respectively. Two individual customers accounted for approximately 25% of Ergobaby's gross sales in 2021 and 2020. No other single customer represented more than 10% of Ergobaby’s gross sales in 2021 or 2020.

Business Strategies and Competitive Strengths
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
Competitive Strengths
Ergobaby innovation - Ergobaby Carriers are known for their unsurpassed comfort. Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural ("M" shaped) sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria. Ergobaby is also recognized as an industry leader in innovation. With the launch of the Ergo 4-Position 360 Carrier in 2014, the launch of the 3-Position ADAPT carrier in 2016, the launch of the All Position Omni 360 carrier in 2017, the launch of the Embrace carrier in 2019, and the launch of the Aerloom carrier in 2021. Ergobaby continues to innovate in the baby carrier segment on a regular basis.
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
The primary global competitors in this segment are BabyBjorn, Infantino, and Chicco. In geographies globally, Ergobaby also competes with companies that have developed wearable carriers, such as Infantino, Manduca, Cybex, Nuna, Stokke, Boppy, and Pognae. Within the soft-structured baby carrier segment, Ergobaby benefits from strong distribution, good word of mouth, and the functionality of the design.

Suppliers
During 2021, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems and accessory products in China. Baby Tula products predominantly were produced from factories in India and Poland and were also produced in its own facility located in Poland. In 2009, Ergobaby partnered with a manufacturer located in India, and in 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam. More than 50% of Ergobaby’s carriers and accessories came from Vietnam in 2021. Baby Tula sourced its carrier, accessories and blanket products from Poland, Vietnam and India, with purchases from these locations accounted for approximately 14% of total Ergobaby purchases. Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers.  Currently, it has 81 patents (including allowances) and 33 patents pending in the U.S. and other countries. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.
Human Capital
Ergobaby is a global organization headquartered in Torrance, California, with offices in Hamburg, London, Paris and Bialystok, and distribution and retail partnerships in more than 75 countries. As of December 31, 2021, Ergobaby had 183 employees globally. Ergobaby’s people are its most valuable asset and the organization is proud to be recognized as one of LA’s Best Places to Work 2021. Ergobaby strives to create a culture of trust with diversity of thought to drive innovation, create products and be a resource that helps to empower families everywhere. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, and unique capabilities of Ergobaby employees is evident in its positive culture and highly recognized brand. The company’s corporate responsibility and diversity and inclusion efforts are employee led, driven by the belief that supporting a global society that is resilient, empathetic, anti-racist, and inclusive starts with having a community where all people can thrive, starting from within the company itself.
Lugano
Overview
Lugano is a leading designer, manufacturer, and retailer of high-end jewelry. Lugano utilizes an extensive network of suppliers to procure high-quality diamonds and rare gemstones. Often taking inspiration directly from the stone, Lugano designs and creates one-of-a-kind jewelry that it sells to a broad base of clients. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art, and philanthropic communities. Lugano is headquartered in Newport Beach, California.
History of Lugano
Lugano was founded in 2004 by husband-and-wife team Moti and Idit Ferder. The company’s chosen name, “Lugano” was inspired by the picturesque Lake Lugano of southern Switzerland, a one-of-a-kind “gemstone of nature” surrounded by the Lugano Prealps mountains.
Lugano opened its first retail salon in 2005 in Newport Beach, California as an appointment only showroom. This salon, located in Orange County’s high-end Fashion Island shopping district, grew rapidly, and served as a critical proof of concept for the Lugano’s bespoke retail strategy. In the subsequent years, Lugano opened three more retail salons with its trademark high-touch sales approach to expand the Lugano’s geographic footprint in key destinations frequented by its target clientele.
In 2008, Lugano started an equestrian division focused on the Southeastern United States to complement its retail sales strategy. Today, Lugano sponsors many key equestrian events and is a long-standing supporter of equestrian-related causes.
Throughout its history, Lugano has also focused on building strong relationships with influential social and philanthropic organizations in the local communities surrounding its retail salons. In Aspen, Colorado Lugano frequently hosts private dinners and events in collaboration with organizations like the Aspen Institute or the Aspen

Museum of Art. Lugano’s event-based marketing strategy enables Lugano to regularly meet prospective clients and reconnect with repeat clients.
In 2020, Lugano expanded its production capabilities by building an in-house workshop to provide increased production efficiencies and improve control over its high-end gemstone inventory. Today, Lugano’s unique go-to-market strategy, one-of-a-kind designs, vertical integration and carefully cultivated network of clientele serve as critical differentiators among the retailer’s competitors in the high-end jewelry market.
We purchased a majority interest in Lugano on September 3, 2021.
Sales and Distribution
Products
Lugano designs, manufactures, and retails high-end jewelry including unique rings, necklaces, earrings, bracelets and brooches that range in price from under $1,000 to well over seven figures, with an average price of approximately $115,000 per piece. Lugano’s designers start with a rare stone as inspiration and craft jewelry that highlights the beauty and perceived value of the stone. As a result, Lugano’s pieces are often seen as one-of-a-kind works of art, creating a highly desirable niche in the broader jewelry marketplace. Competitors’ products are typically high volume or collection-based jewelry lines that are inherently less unique or exclusive – traits highly valued by Lugano’s clientele.
Customers
Lugano’s client base generally consists of sophisticated, high-net-worth individuals who value long-standing relationships and a personalized sales approach over one-time purchases and the high-pressure sales tactics used by other jewelry competitors. A typical Lugano client is community and relationship-driven and seeks unique products with emotional significance. The purchasers or recipients of Lugano pieces are predominantly women and often leaders in their respective communities. Lugano’s clients can range in age from 25 to over 80 and come from all over the nation, with most based in California, followed by Florida, New York, Texas, and Colorado, reflecting the company’s current retail salon footprint, along with limited international clientele.
Lugano’s retail revenue is diversified with no customer representing greater than 10% of total revenue in 2021. Management also believes its client relationships are significantly stickier than those of other jewelry retailers. Lugano enjoys a growing percentage of repeat business year-over-year, with repeat customers contributing an increasing percentage of revenue. Beyond its retail business, Lugano also sells loose diamonds via its wholesale division representing approximately 12% of Lugano’s revenue in 2021.
Distribution
Lugano goes to market via four retail salons in Newport Beach, CA, Palm Beach, FL, Aspen, CO and Ocala, FL, all strategically located in wealthy regions near popular vacation and up-scale shopping destinations frequented by Lugano’s target clientele. In a salon, Lugano aims for an elegant and private ambience to facilitate its high-touch sales approach. Salons are carefully laid out, enabling Lugano to host private dinners, parties, or other social events. Unlike other jewelers that highlight their jewelry with long, rectangular counters that separate the customer from the salesperson, Lugano decorates its salons with curved tables and couches designed to facilitate comfort, relationship-building, and ease of conversation. Lugano also markets and sells jewelry via pop-up showrooms at Lugano-hosted or sponsored events or in the homes of its clients.
Market Trends, Business Strategies and Competition
Market Trends
Lugano competes broadly in the personal luxury goods market, a portion of the overall global luxury market. According to Bain & Company, after years of consistent growth, the personal luxury goods market experienced a brief contraction in 2020. However, since then, the personal luxury goods market grew by 29% to hit $320 billion, increasing the size of the market by 1% versus 2019 levels. Bain & Company estimates that the personal luxury goods market could reach $408-$430 billion by 2025 with a sustained growth of 6-8% annually.
Lugano currently has very low penetration (<1%) within its target market of high-net-worth individuals. Lugano’s addressable client base has been steadily increasing for over a decade and increased by nearly 10% in 2019 to an estimated 290,000 individuals worldwide, mirroring the growth seen in their combined net worth, which increased to over $35 trillion. As a result, management believes there is significant runway for additional growth by expanding brand awareness and household penetration.
Business Strategies
Lugano believes it is well-positioned to emerge as a leading domestic and international luxury brand. Lugano’s key growth opportunities include expanding its geographic footprint across target markets, domestically and internationally, growing the number of events it hosts, and branching into activities beyond equestrian sports that similarly attract wealthy participants.

Competition
The luxury jewelry market is highly fragmented with the leading six to seven companies accounting for approximately 20% of the market. LVMH, with brands like Tiffany, Bvlgari and Chaumet; Richemont with brands like Cartier and Van Cleef & Arpels; Graff Diamonds; and Harry Winston lead the market. These competitors often utilize a traditional retail model focused on foot traffic and tourism, are typically collection-based, and do not exclusively focus on the high-end segment of the jewelry market. The remaining portion of the market consists of national retail brands and small or midsize players that operate regionally or in an online-only format.
Competitive Strengths
Sourcing, Design and Production Capabilities
A deep network of international vendors enables the company to source rare and difficult-to-find stones. These stones are then combined with the world-class capabilities of Lugano designers who create sought-after masterpieces that cater to the company’s target clientele. Lugano’s in-house production workshop or close network of captive workshops provide increased production efficiencies, improved control over its inventory and better speed to market.
High-touch Retail Model
Lugano’s one-of-a-kind inventory requires a unique and high-touch sales strategy which the company has cultivated over its nearly 20-year history. The company’s retail experience is carefully curated, emphasizing both exclusivity and elegance, both critical to the sale of Lugano jewelry.
Event-based Marketing Strategy
Lugano sponsors over one hundred events each year, enabling the company to meet prospective clients and reconnect with existing clients that have become loyal and repeat purchasers. In each market that Lugano enters, management takes great care to establish itself as part of the local community and become a focal point for its clients’ lifestyles and activities. Through its efforts, Lugano invests in relationships which build brand value and customer loyalty. Lugano-sponsored events are often a client’s gateway into the Lugano community (management estimates over 60% of clients are initially contacted at Lugano-sponsored events). Once a part of the Lugano community, customers tend to view jewelry purchases from Lugano as recurring events and often increase the size of their purchase from their previous transaction.
Sourcing and Availability of Materials
Lugano sources diamonds and precious gemstones from a variety of vendors and wholesalers. Generally, Lugano sources polished diamonds and gemstones that are crafted into a Lugano-designed piece. From time to time, Lugano also opportunistically acquires finished jewelry with a high resale value from its global network of vendors. Most of Lugano’s diamonds are sourced from domestic wholesalers. By not purchasing raw stones directly from mines, Lugano limits conflict diamond exposure. Lugano ensures all its diamond vendors adhere to the Kimberly Process Certification Scheme to prevent conflict diamonds from entering its supply chain.
Lugano’s vendor base is diversified with no vendor making up more than 10% of total purchases and the top 10 vendors making up less than 50% of all purchases. Lugano maintains decade-long and trusted relationships with its top vendors.

Seasonality
While individual retail salons experience some seasonality (e.g., winter in Aspen, summer in Newport Beach), these patterns offset one another at the company-level. Additionally, due to the variety of events Lugano hosts all-year-round, there is no significant seasonality in the business.
Human Capital
As of December 31, 2021, Lugano employed a non-union labor force of 54 full-time employees. 25 employees work in sales and marketing, 12 work in design & production, 9 work in operations, 4 work in accounting and 4 work in corporate. Lugano intends to continue to grow its headcount and build out its middle management as it executes on its growth strategy of new salon openings, increased event-based marketing, and international expansion. Management believes Lugano's relationship with its employees is good.
Marucci Sports
Overview
Founded in 2009 and headquartered in Baton Rouge, Louisiana, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. Marucci products are available through owned websites, their team sales organization, Big Box Retailers, and third-party e-commerce and resellers. In 2017, Marucci acquired Victus Sports, a King of Prussia, Pennsylvania based complementary baseball equipment manufacturer and distributor. Marucci has vertically integrated wood bat manufacturing and has built long-standing relationships with international suppliers who manufacture the remainder of their product lines.
Marucci is an established brand commanding strong market share across product categories. Marucci’s mission is to “honor the game” and brands itself as such with simplistic imagery and to-the-point marketing campaigns.
Victus is a more recent entrant to the baseball equipment market but garners similar wood bat usage as Marucci. The brand is widely recognized for its edgy designs and big attitude. Victus’ mission, in contrast to Marucci’s, is to embrace the evolution of the game and to salute the next generation of players who set out to change it.
History of Marucci Sports
Marucci Sports was founded in 2009 by a team including two former professional baseball players. Marucci released its first metal bat, the Marucci CAT5, in 2009. In 2013, Marucci released batting gloves and launched its first series of fielding gloves, the Founders’ Series. Marucci was able to leverage its brand power to expand into the baseball apparel and accessories market as well. In 2018, Marucci acquired Carpenter Trade to expand the quality and technology of its fielding glove offering and change the current consumer expectations for a truly customized fielding glove. Victus’ product offering expanded into metal bats in 2019 with the launch of its Vandal line and recently expanded with the launch of the NOX. In 2019 Marucci also acquired two timber mills and a wood drying facility, securing vertical manufacturing capabilities within its wood bat product category and ensuring access to the best wood in the game. In 2021, Marucci acquired Lizard Skins, a designer and seller of branded grip products, protective equipment, bags and apparel for use in baseball, cycling, hockey, Esports and lacrosse. Marucci believes that the acquisition of Lizard Skins will allow it to build on its leading position in diamond sports while simultaneously developing the company’s presence in new sports markets such as hockey and cycling.
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
We acquired a majority interest in Marucci on April 20, 2020.
Industry
Marucci Sports primarily competes primarily in the domestic baseball equipment market which includes wood bats, metal bats, fielding gloves, cleats, protective and other gear, and uniforms/ team apparel of which management estimates constitutes approximately $1.3 billion of annual retail revenue. Marucci Sports also competes within the greater global baseball equipment market which management estimates constitutes approximately $2.2 billion of annual retail revenue. Marucci’s product offering targets primarily the premium equipment price point more often used in competitive club and travel leagues, for which participation rates are generally more stable.
The industry is generally considered to be a stable sector with growth rates in the low single digits. Baseball equipment is largely sold through national retailers. Independent resellers and online platforms also sell baseball equipment while the balance is purchased directly from the manufacturer.
Products, Customers and Distribution Channels
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
Metal Bats - Metal bats have historically represented Marucci’s largest product category by revenue. The metal bats are priced at the premium end of the market, with average retail prices ranging from $219.99 to $549.99. Marucci produces metal bats for all ages, from college to tee ball, with a focus on elite high school players. The CAT series is the flagship metal bat product from Marucci. Marucci also offers a lower price point model, the F5. Victus’ first metal offering, the Vandal, was first launched in 2019, and is priced similarly to the CAT series. Victus later introduced its first two-piece bat in the NOX. Metal bats used in youth and elite travel leagues are subject to strict regulations limiting spring and exit velocity. The company has historically followed a two-year product release cycle, and Marucci metal bats have notable staying power with their customer base as prior year models remain in production.
Wood Bats - Marucci’s wood bats are built with quality, precision, and customization. Marucci prides itself in making every pro-bound bat a “game bat”. Marucci offers two types of wood bats: ash and maple. Ash is a soft, open grain wood. Maple bats are a much harder, closed grain wood and constitute a large majority of the company’s wood bat sales. The wide variety of selection and price points offer professional-level quality and cuts to amateur players as well. Innovative customization options further drive engagement.
Fielding Gloves - Marucci offers a growing set of fielding gloves across eight product series: Capitol, Cypress, Ascension, Oxbow, Acadia, Caddo, Magnolia (softball), and Palmetto (softball). Marucci has a complete line of gloves to meet the needs of every position player at every age and skill level. Marucci offers gloves across the pricing spectrum. Marucci acquired Carpenter Trade in 2018, along with their C-Mod technology which provides a unique fit. The C-Mod technology uses a size-specific, ergonomically shaped fit system that creates a more form fitting hand stall for greater control, leverage and responsiveness when fielding. The tailored-fit technology is available in straight or shift.
Apparel & Accessories - Marucci offers a full suite of apparel and accessory offerings that is rapidly expanding. The current product portfolio includes on-field and off-field apparel, sunglasses, hats, grips, and more. Most sales of these products are sold direct-to-team in custom apparel packages including baseball pants, jerseys, practice shirts, and more. Marucci has in-house screen-printing operations allowing for customization of various pieces of apparel. The acquisition of Lizard Skins in October 2021 further enhanced the company’s accessory offering. Lizard Skins is the top manufacturer and marketer of grips used in baseball, cycling, hockey, lacrosse, gaming, and various other sports.
Batting Gloves - All Marucci batting gloves are designed to meet professional standards of comfort, durability and performance while also appealing to users of all levels. Marucci has four lines of batting gloves: Pittards’ Reserve, Signature, Quest, and Code while Victus has one, the Debut. Marucci also offers limited production customized batting gloves. Marucci’s batting gloves span the pricing spectrum.
Bags & Protective Gear - Marucci offers an extensive line of bags and protective gear including bat packs, bat quivers, helmets, shin and elbow guards, catchers gear, and more allowing Marucci to cater to nearly all its customers playing needs.
Customers and Distribution Channels
Marucci sells its products through several channels including Big Box Retailers; Direct-to-Consumer ("DTC"), Direct-to-Team ("DTT"), the company's experiential Clubhouse retail stores and other Owned Channels; and third-party e-

commerce and resellers. Marucci’s top 5 customers accounted for 57.7% of 2021 of net sales.
Business Strategies and Competitive Strengths
Business Strategies
Continued Innovation in Existing Product Categories - Marucci plans to continue to build on its successful history of bringing new, innovative, highly anticipated products to market through leveraging its stringent new product development process, and external and internal manufacturing capabilities. The company has near-term new product launches and existing product updates planned across all categories that will further drive innovation, strengthening our competitive positioning.
Further Penetration of Existing Customer Accounts - Marucci has identified opportunities to leverage its existing relationships with retailers to drive expanded SKU offerings across categories, especially in apparel. Additionally, management believes the company can continue to improve Victus product adoption with existing channel partners.
An approximately $150 million fielding glove market represents a significant growth opportunity for Marucci. Fielding gloves are the second largest hard goods market in baseball / softball. Marucci plans to leverage its brand strength and innovation to capture share in this high margin category. The acquisition of Carpenter Trade in 2018 has allowed Marucci to offer a highly customized glove that serves as a key differentiator in fielding gloves.
Victus Category and Product Expansion - Victus has strong penetration in the majors and key affiliations with top players. The brand released its first metal bat in 2019, the one-piece Victus Vandal BBCOR bat and later launched its first two-piece bat, the NOX. Metal bats sales are expected to meaningfully contribute to Victus’ overall sales in the future. Victus’ key affiliates and player advocacy has driven a halo effect across other categories. Growth in lifestyle and fan apparel represents a significant opportunity for Victus to leverage its brand.
Lizard Skin Expansion – With the acquisition of Lizard Skins in October 2021, Marucci plans to expand its distribution of the company’s key grip product which are used in various sports including baseball, softball, cycling hockey and lacrosse. Additionally, Marucci sees opportunity to expand its grip offering into gaming and other similar applications, as well as batting gloves.
International Market Expansion - International sales currently represent a small portion of total sales. Natural expansion opportunities exist in baseball markets abroad such as Japan, South Korea, Taiwan, Canada, and Latin America. Marucci has achieved profitable growth in Asia by leveraging its premium brands and accessing markets through proven team dealers and distributors. In late 2021, Marucci launched a Japan-based sales office.
Further Penetration of Softball Market - Marucci’s plans to leverage its brand strength in baseball to further penetrate the softball market. Marucci is driving brand awareness and growth in the softball market from the ground up through grassroots marketing efforts, social media influencers, leveraging its partnerships with colleges and affiliated Marucci club teams, as well the recently launched softball mobile tour, to get in front of players of all ages. Marucci has dedicated employees who focus on softball expansion and have experience in the category as former collegiate athletes and coaches.
Expansion of the Direct-to-Team Sales Channel - The Direct-to-Team sales channel, launched in 2014, allows Marucci to sell its equipment and apparel directly to thousands of players. Marucci currently has 29 Founders’ Club organizations, representing 15,000 players. The Founders’ Club is an elite alliance of some of the nation’s premier amateur baseball programs selected by Marucci for their dedication to excellence on and off the field, reputation as a positive influence in their community, and commitment to growing their organization.
Marucci’s proprietary online platform for this channel, “Locker Room”, is ideal for any group that requires individual processing and purchasing. There is potential opportunity to leverage Locker Room capabilities across other team sports as the total market size for U.S. Team Sports Uniforms is approximately $1.3 billion. Marucci feels the DTT strategy is still in its early stages of growth.
Industry Consolidation - With a well-developed global supply chain, external and internal manufacturing capabilities, sophisticated management systems infrastructure, and extensive network of relevant relationships, Marucci is a platform for consolidation within both the baseball and softball equipment and apparel spaces. Management has identified a pipeline of potential acquisition targets that would help Marucci strengthen and expand its product offering and address new market segments.

Competitive Strengths
Originally founded to focus on baseball and softball, Marucci has a unique strength with its authentic knowledge and experience of these sports. Whether leading the Company’s strategy, cutting and sanding wood bats, or shipping product, the Marucci team consists largely of former players or coaches of the game itself. This same strategy extends to any category or market the company participates in so that the product is truly designed by the player for the player.
Product Development – the product development cycle varies by product with bats taking approximately 16 months to reach distribution and batting gloves requiring approximately 9 months. New product development at Marucci occurs in six successive stages: (1) Identify Market Opportunity – search for player needs via internal leads, supplier partners, or on-the ground feedback from players in their network, (2) Cross Functional Ideation – host ongoing dialogue with sourcing partners to identify next-gen technology, (3) Product Development – have sourcing partners begin preliminary testing runs once viable new products are identified, (4) Production and Validation – continue rigorous prototyping and product validation on the field and in the Marucci performance lab where Big League and amateur players test and provide feedback, (5) Marketing – engage in-house marketing team to drive product naming, rollout, branding, and marketing stories to expand awareness, and (6) Product Rollout and Distribution – finalize the marketing story, conduct sales presentations, and provide samples to representatives and finally receiving orders from channel partners and beginning full production.
Leading Brands with Professional Halo – Both Marucci and Victus products are preferred by Big League players (#1 and #2 bat brands in the Big Leagues, respectively), and Lizard Skins is the grip tape of choice for many top athletes at both the professional and amateur levels. Marucci’s leading share of use among the top players at the top levels of baseball underlies the aspirational nature of the brand and creates a “halo effect” for its broader product lines, giving the brands credibility and permission to play in adjacent product categories, customer demographics, and geographic markets.
Vertical Integration – Marucci owns its own wood mills, giving the company greater control over the availability and quality of the supply of wood billets used to produce its wood bats. Marucci’s original value proposition to professional players was to guarantee that each bat delivered would meet the most stringent standards demanded for in-game use. As product tolerances continue to tighten and supply chain complexity creates operational challenges for many competitors, Marucci’s ability to ensure both product quality and availability is a unique competitive advantage.
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
Intellectual Property
Marucci maintains 47 trademarks in the U.S., 41 of which are registered and 6 of which are pending registration. Marucci also has 1 issued patent. Management considers its trademarked brand names, preeminent name recognition, ability to design innovative products, and technical and marketing expertise to be its primary competitive advantages.
Regulatory Environment
Baseball and softball equipment, outside of bats, enjoys a largely restriction free Federal/Local government regulatory framework. Metal bats used in youth and elite travel leagues are subject to strict regulations limiting spring and exit velocity determined by self-regulatory associations connected to the sport. There are three key regulatory groups associated with baseball: USA Baseball, United States Specialty Sports Association (“USSSA”), and Bat-Ball Coefficient of Restitution (“BBCOR”). Each have their own method for measuring bat performance. BBCOR is the standard currently governing adult baseball bats used in High School and Collegiate play while USA and USSSA govern youth leagues. There are also regulatory bodies specific to softball including Amateur Softball Association (ASA) and Independent Softball Association, among others. Wood bats used in professional baseball are subject to league-specific regulations. We believe all of our products adhere to established regulations
Seasonality
Marucci typically has higher sales in the first quarter each year, ahead of the primary baseball season. However, management expects seasonality to smooth as baseball becomes an increasingly year-round sport.
Human Capital
Marucci had 322 employees at December 31, 2021, 256 full-time and 66 part-time employees, all located in the United States. Additionally, Marucci works with a third party Employer of Record in Japan to deploy its strategies in Asia and currently has 5 full-time employees. Marucci's labor force is non-union. Management believes that Marucci has a good relationship with its employees.
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
We acquired a majority interest in Velocity Outdoor on June 2, 2017.
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
The airgun industry is estimated by management to constitute approximately $275 million of annual manufacturer revenue, including consumables and excluding accessories. With a history stretching back over a century, the industry is generally considered to be a mature sector, with stable growth rates in the low single digits. Airgun products are largely sold through big box specialty sporting goods retailers, mass merchants and online retailers, each accounting for roughly 22%, 21% and 26% of purchases, respectively. The remainder moves through Dealers and Distributors. Airguns are less seasonal than archery because there is no defined hunting season, although sales spike somewhat around holidays.
The archery equipment market is estimated by management to constitute approximately $770 million of annual manufacturers sales, of which $500-$550 million is attributable to bows and $200-$250 million is attributable to related archery consumables. Vertical and compound bows, and crossbows each comprise about half of the category sales, with crossbows gaining share in recent years. Independent archery Dealer’s account for 38% and big box specialty sporting goods retailers account for approximately 33% of consumer purchases. Distributors, mass merchants, and online retailers make up the remainder of consumer sales.
Products, Customers and Distribution Channels
Products
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
Airguns - Airguns has historically represented Velocity's largest product category. The airgun product line consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity's airguns are designed to be multi-purpose, multi-occasion products, for use in recreational plinking and target shooting, pest control, and hunting. Velocity offers a “good, better, best” array of airguns under the Crosman and Benjamin brands. The Crosman brand is known for high value at an accessible price, where the Benjamin brand is typically associated with premium products falling within the mid- to high-price point. Additionally, Velocity rounds out its offering with mid-level products produced under an exclusive licensing agreement with Remington for its Remington, Marlin, DPMS, and Bushmaster brands.
Archery Products - Velocity re-entered the archery market in 2016 with a product line anchored by the Centerpoint crossbow and the first-of-its-kind Pioneer Airbow. Centerpoint has grown rapidly since it was launched to become the second largest player in the crossbow category. The Centerpoint Sniper 370 is the top-selling SKU in the crossbow market, with more than twice the volume of its nearest competitor. Centerpoint acquired market share by offering features like an aluminum frame, higher shooting velocity, integrated string stops, a 4x32mm scope and shoulder sling at very competitive retail prices.
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
Consumables - Velocity's consumables segment consists of steel and plastic BBs, various styles of lead pellets, and single-use CO2 cartridges used to power airguns. BBs are typically used for plinking, training, or target shooting at a more affordable cost, while different pellet styles are designed either for accuracy, maximum penetration, or a combination of the two. Velocity is the world’s largest provider and only domestic manufacturer of CO2 cartridges, having first introduced the use of C02 as an airgun propellant in 1961. Consumables are produced under the Crosman, Benjamin, and Copperhead brand names.

Optics - Launched in 2006, Velocity's line of optics products offers high-performance, value-priced optics under the Centerpoint brand. The scopes, sights, binoculars, lights, and lasers are marketed for traditional firearms, in addition to select airgun and crossbow offerings. In 2017, Velocity added to their optics product line with the acquisition of the commercial division of LaserMax. LaserMax is a global leader in hardened and miniaturized laser systems, offering a comprehensive line of premium laser sights for home defense, personal protection and training use. LaserMax’s commercial business provides laser sighting solutions and tactical lights to the firearm original equipment manufacturers ("OEM") and retail channels. Management believes that the addition of the LaserMax products enables Velocity to reach a wider range of new customers across retail channels.
Airsoft - Airsoft guns are a class of air, CO2, gas, or electric-powered guns that are typically made from high-impact plastics and are engineered with recreation in mind to fire safe, plastic BBs quickly and accurately. Airsoft products are most often used for recreational purposes by a younger demographic and a strong user base amongst military and law enforcement customers. Velocity offers a broad portfolio of airsoft rifles and pistols under its owned Crosman Elite and Game Face brands, as well as the licensed U.S. Marines brand.
Distribution Channels
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
Customers
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The three largest customers represented 35.8% of gross sales in 2021 and represented the major sales channels; mass merchant, e-commerce, and regional retail.
Velocity had approximately $26.6 million and $39.0 million in firm backlog orders at December 31, 2021 and 2020, respectively.
Business Strategies and Competitive Conditions
Business Strategies
Continued Innovation in Existing Product Categories - Velocity plans to continue to build on its successful history of bringing new, technically superior products to market through leveraging its stringent new product development process, internal manufacturing capabilities, and a flexible supply chain. The company has near-term new product launches and existing product updates planned across all categories, including the highlights below.
•Airguns - Building on the Silencing Barrel Device (SBD) technology, Velocity is introducing a line of multi-shot break-barrel models that feature a 10-shot clip that advances automatically. Velocity is also enjoying success with its recent introduction of fast shooting full-auto BB guns under the Crosman brand. In addition, Velocity continues to be the world’s largest producer of BB, pellets and CO2 powerlets.

•Archery - Following the successful 2016 launch of the CenterPoint crossbow line, Velocity continues to offer the best value proposition in the industry. Recently CenterPoint has introduced new crossbow models at higher price points to segments of the market and Ravin continues to introduce models that lead the industry in innovation and performance. Ravin recently introduced its new electric cocking/de-cocking model that shoots at 500 feet per second.
•Optics - In addition to the launch of three CenterPoint Spectrum First Focal Plane series of scopes, the company recently released CenterPoint optics to include range finding binoculars and scope adapters. Additionally, following the launch of the grip activated GripSense lasers in 2017, Lasermax has introduced a universal rail mounted laser featuring the same activation technology.
•Airsoft - Airsoft guns are a class of air, CO2, gas, or electric-powered guns that are typically made from high-impact plastics and are engineered with recreation in mind to fire safe, plastic BBs quickly and accurately. Airsoft products are most often used for recreational purposes by a younger demographic and a strong user base amongst military and law enforcement customers. Velocity offers a broad portfolio of airsoft rifles and pistols under its owned Game Face brand.
Expand into Adjacent Product Categories - Management believes that the company can leverage in-house manufacturing and sourcing partners to develop products in new categories that utilize Velocity's existing distribution network and brand strength.
Further Penetration of Existing Customer Accounts - Management has identified several strategies for further penetrating its existing customer accounts. First, Velocity has identified opportunities to leverage its existing relationships with retailers to drive expanded SKU offerings across categories. Additionally, management believes the company can expand the CenterPoint brand into the dealer network due to the acquisition of Ravin. Furthermore, management believes that the company is well positioned to grow as its brick-and-mortar customers adapt to a changing retail landscape. Velocity believes it can leverage its structured analytical sales approach and new marketing initiatives to assist retailers with enhancing their online sales, similar to the strategies it already employs working with pure e-commerce customers like Amazon and Pyramyd Air.
Consolidation Platform - With a well-developed global supply chain, refined manufacturing capabilities, sophisticated management systems infrastructure, and extensive network of relevant relationships, Velocity sees itself as a platform for consolidation within both the broader outdoor recreational goods space and the archery space specifically. Management has identified a pipeline of potential acquisition targets that would help Velocity strengthen and expand its product offering and address new market segments.
International Growth - Velocity is exploring opportunities to grow international sales and increase market share by pursuing new international distributor relationships. Management has recently focused its efforts on key markets within Latin America. However, with a more fulsome archery product line in development, the Company believes it is well positioned to expand into key international bowhunting markets such as Europe, Australia, New Zealand, and South Africa.
Competitive Strengths
Innovation and Engineering Capabilities with Strong IP - Velocity is a consumer-focused organization with a deep understanding of our consumers. In addition, Velocity employs and retains engineers who are the most accomplished in our markets which, combined with an innovative culture, have created significantly differentiated, demonstrably superior products with strong intellectual property protection.
Leading Consumer Brands with Branding and Marketing Capabilities to Drive Consumer Awareness, Affinity and Engagement. Velocity owns a portfolio of premium, iconic brands that are leaders in consumer awareness and affinity. These include brands with a long, rich heritage such as Crosman and Benjamin airguns with 99 and 138 year histories, respectively, as well as the fast growing, super premium, and market disruptive brand like Ravin.
Broad Coverage of Consumer Segments and Price Points. Velocity’s portfolio of brands and product lines provides broad coverage of consumer segments and allows the business to position products with a combination of features and retail prices that appeal to all consumers in the category from recreational to avid.

Balanced Manufactured vs. Outsourced Production Model. Velocity retains high quality in-house product manufacturing capabilities while also outsourcing a balanced portion of its product line to vendors in low-cost manufacturing regions. This strategy is aligned with the broad portfolio of brands and product lines and reduces supply chain risk.
Diverse Customer Base. Velocity employs channel strategies that align with each brands market positioning. A brand’s channel strategy may favor independent specialty dealers and in other cases a significant presence in large chain retailers in best to maximize sales and profitability. Taken as a whole, this approach yields a broad and diverse customer base, limiting the reliance on any one customer while reaching all levels and types of consumers.
Competitive Conditions
Airguns - Velocity's airgun line competes with offerings from several airgun manufacturers, including Daisy Outdoor Products, Gamo Outdoor USA (which acquired Daisy in July 2016 but remains separately branded), and Germany-based Umarex. The market for airguns is relatively concentrated, led by Crosman, Daisy, Gamo, and Umarex, according to Sports OneSource data. Key determinants in consumer purchasing decisions include product performance, quality, and brand loyalty.
Archery - The archery market competes within a “good, better, best” spectrum. Velocity's CenterPoint product line, as a value-for-price, entry to mid-level brand, tends to lie between the “good” and “better” segments, competing with Barnett Outdoors, Killer Instinct, and PSE Technologies, among others. Consumers tend to make purchasing decisions based on brand awareness, reliability, customer service, and pricing. Although CenterPoint is a recent entry into the archery market, the brand has been able to outpace more established brands on the reliability, pricing, and service aspects to win market share. The Ravin product line has a higher price point and falls within the "best" segment for crossbows, competing with the higher end Tenpoint crossbows. Ravin entered the market in 2017 and management believes has since become the number one selling brand as measured by retail dollars.
Suppliers and Manufacturing
Suppliers
Velocity’s supply chain has both a domestic and foreign sourced component, where sourcing decisions are based on manufacturing expertise, cost, lead time, demand requirements as well as other factors. Finished goods manufacturing is balanced between domestic and offshore, largely from the Asia Pacific region. In addition to a well-seasoned supply chain team in the United States, Velocity Outdoor employs an Asian based Supply Chain team to support current sourced product and future growth. In general, raw materials utilized in Velocity’s products include steel, lead, plastics, and corrugated materials. There is ample capacity throughout the value-chain to fully support growth objectives.
Manufacturing
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
Regulatory Environment
Airguns - Airguns enjoy a relatively unrestrictive federal regulatory framework, with most regulations determined at the state level. Although there are no federal laws regulating their transfer, possession or use, non-powder guns are subject to oversight from the Consumer Product Safety Commission (“CSPC”). Therefore, airguns are subject to generalized statutory limitations involving “substantial product hazard” and articles that pose a substantial risk of injury to children, though the CSPC has not adopted specific mandatory regulations in this area. Federal law prevents states from prohibiting the sale of airguns but allows for state-by-state restrictions on sales of airguns to minors. Thirteen states have imposed such restrictions. Historically, there have not been attempts to grandfather the regulation of airguns into that of traditional powdered firearms, as legislative efforts have largely focused on responding to and refining the existing regulatory framework for each respective category rather than overhauling the coordination or transfer of enforcement duties across agencies.
Archery - Crossbow hunting restrictions have become less stringent over the last several years. Since 2006, 12 states, including populous hunting states like Wisconsin, Pennsylvania, and North Carolina, have legalized crossbow hunting, while many others moved to relax restrictions through the opening of limited seasons or creation of exceptions to hunting restrictions for those with disabilities. Today, only Oregon classifies crossbows as illegal but there is currently a proposal to allow crossbows during the all-weapon deer season in the eastern half of the state. Nearly 90% of all hunting permits are filed in states that currently allow crossbow hunting for at least part of the season. Although continued deregulation is expected, it likely will not be the largest driver for the crossbow category moving forward. Participation levels have steadily increased within the states. This will continue to be the main driver behind market growth moving forward.
Seasonality
Velocity typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons, respectively.
Human Capital
Velocity had 383 employees on December 31, 2021, 349 full-time employees and 34 part-time employees, with 382 employees located within the United States. Velocity’s labor force is non-union. Management believes that Velocity has a good relationship with its employees.
Niche Industrial Businesses
Altor Solutions
Overview
Altor Solutions, headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, grocery, automotive, building products and others. Altor's molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates 16 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts.
History of Altor Solutions
Altor Solutions was founded in 1957 and began its operations as a single plant in St. Louis, MO, dedicated to the manufacture of rigid foam plastics. Through the years, Altor expanded its geographic footprint, adding additional molding plants to its operation, as well as growing through acquisitions. Altor also opened two greenfield plants in Mexico to better serve their multinational manufacturing customers.
In July 2020, Altor acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. In October 2021, Altor acquired Plymouth Foam, a designer and manufacturer of custom protective packaging solutions and componentry. Today, Altor operates out of its corporate headquarters in Scottsdale, Arizona and 16 manufacturing facilities across North America.
We purchased Altor on February 15, 2018.
Industry
Altor competes in the broadly defined global protective packaging market which we estimate was approximately $30 billion in 2021, with foam materials making up the largest component of this market. On the basis of product type, this market is segmented into rigid protective, flexible protective, and foam protective applications. Altor primarily competes in the North American foam protective packaging market which includes expanded polyurethane foams, loose fills, foam in place polyurethane, and molded foams products. Producers of molded foam products generally fall into two categories: block molders and shape molders. Block molders manufacture large blocks of EPS foam that are typically used as insulation in building products such as walls, roofs and floors and are closely tied to the construction market. Shape molders, such as Altor, manufacture customized molded foam solutions for protective packaging applications, insulated shipping containers and internal parts and components for OEMs. Products made of EPS foam have broad applications across various end markets due to a unique combination of performance characteristics. The superior cushioning and barrier properties paired with insulating and hydrophobic properties make it an ideal material for protective packaging of heavy or valuable goods as well as insulated shipping containers for temperature and moisture sensitive products.
Products, Customers and Distribution Channels
Products
Altor Solutions designs and manufactures a broad array of custom molded protective foam solutions and OEM components serving various end markets. Altor's molded foam products are predominately made of expandable polystyrene (EPS), which is a rigid, closed-cell foam. EPS is comprised of polystyrene, a thermoplastic derived from the styrene monomer and benzene, and an added expansion agent, usually pentane. The final shape mold finished product is 98% air and is created in a low-pressure press which heats EPS beads that expand and fill a customer-specific mold. Altor also uses other moldable materials including expandable polypropylene (EPP) and expandable polyethylene (EPE) depending on project and customer requirements. EPS foam is an environmentally friendly material that is fully recyclable, uses less energy to produce, generates fewer emissions and has less environmental impact than most competitive material options.
Altor Solutions’ custom-engineered molded foam products fall into four major categories: protective packaging, insulated shipping containers, OEM parts and componentry and fabricated foam. These products are used across a variety of end markets including consumer electronics, appliances, temperature-sensitive pharmaceuticals and food, automotive, home and office furnishings and building products among others.
Protective Packaging - Altor Solutions creates custom molded corner pads, edge pads, “clear-view” packages and other protective foam packaging solutions for durable goods such as large and counter-top appliances, furniture, consumer electronics and military applications. Molded foam is an ideal protective packaging choice because it can be shaped into almost any form at tight tolerances and provides lightweight yet strong cushioning during product shipment.
Insulated Shipping Containers - Transporting healthcare and pharmaceutical products requires complex logistical processes, specific equipment, storage facilities and special handling procedures to maintain product integrity. These requirements make EPS foam an ideal material to be used in insulated shipping containers due to its thermal insulation, water impermeability and shock absorbing properties. Similar to its uses in the healthcare industry, Altor manufactures insulated shipping containers for online grocers and meal delivery services to transport prepared meals and perishable food and beverage products that must be shipped in a temperature-controlled environment.
OEM Parts and Componentry - Altor Solutions manufactures a variety of internal components used by OEMs as replacements for injection molded plastic or sheet metal parts across various end-markets. Compared to traditional plastic parts, foam offers vibration protection, insulation benefits, lower tooling costs and shorter lead times. Altor offers thin-wall molded air ducts and other internal components for household appliances such as refrigerators and air conditioners. In the automotive sector, Altor manufactures foam door panels, trunk liners, bumper components, instrument panels, center consoles, side pillars, seat components and head rests. Foam is increasingly being used in new vehicle designs because it offers equivalent impact strength and toughness to traditional chassis materials with 10 to 40% less weight. Altor also makes products used in personal watercraft flotation and seating parts as well as recreational vehicle roof panels and core laminates that go underneath aluminum outer skins. Lastly, Altor produces building products for the construction market including insulated concrete forms. Insulated concrete forms are hollow sections of molded foam that construction crews stack into the shape of the walls of a building and fill with concrete to create the permanent structure.
Fabricated Foam - Altor Solutions also uses a variety of methods including die cutting, saw cutting, hot wire slicing and pressure cutting to create fabricated foam shapes as opposed to molded shapes. These products do not require tooling or dies so there is less upfront costs for the customer and are usually best suited for medium to low volume projects. Fabricated foam products represent a small portion of Altor overall net sales.

Customers and Distribution Channels
Altor Solutions maintains a broad base of over 300 customers across a wide variety of end-markets, including appliances, pharmaceuticals, food and beverage, consumer electronics, automotive, furniture, building products and logistics. Altor's products are sold primarily direct to the customer or through third-party packaging distributors. Altor has maintained long-standing relationships with its top customers, often averaging ten or more years. Altor's three largest customers comprised approximately 34%, 43%, and 44% of net sales in the years ended December 31, 2021, 2020 and 2019, respectively.
Altor Solutions often maintains resin cost pass-through provisions with its contracted customers, allowing it to pass-through material resin price changes - resin constitutes its primary raw material cost.
The following table sets forth Altor's customer breakdown by sector for the fiscal years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019

Appliance	37.1%	33.5%	39.0%
Insulated shipping containers	35.6%	38.5%	32.4%
Protective packaging	10.1%	12.3%	8.3%
Construction	5.3%	1.0%	1.9%
Office furniture	4.6%	4.6%	4.9%
Automotive	3.5%	2.7%	4.0%
Other	3.8%	7.4%	9.5%
	100%	100%	100%
Business Strategies and Competitive Strengths
Business Strategies
Defend Market Position - As a leading supplier of custom molded foam solutions, management believes Altor enjoys strong brand awareness and a reputation for superior quality and service in the industry. In a market characterized by fragmented competition, Altor will continue to focus on providing a best in class suite of products and capabilities.
Remain Committed to Customers - Functional and error-free products are key considerations for its customers and Altor has maintained a disciplined approach to ensure its products meet the highest standard of quality. Utilizing a balanced scorecard, Altor has achieved a 99.0% 1st piece acceptance rate, less than 2 complaints per 1000 shipments and a less than 0.05% rejection rate. As a result of this strong quality assurance, Altor has had little customer attrition.
Pursue Selective Acquisitions - Altor Solutions views acquisitions as a potentially attractive means to expand its national footprint or broaden its current product offering. Management will continue to seek tuck-in acquisitions of regional foam molders and other packaging suppliers where sales and operational efficiencies can be realized, and to diversify into packaging products other than molded foam.
Competitive Strengths
National Scale and Proximity to Customers - Altor Solutions maintains a national footprint of 16 manufacturing locations across North America. Facilities are strategically located near customers’ production locations enabling Altor to be one of only a few foam molders capable of serving large national accounts. Due to foam’s high volume-to-weight ratio, foam manufacturers generally confine product shipments to a 300-mile radius in which shipping costs are economically viable. Thus, Altor is uniquely positioned to provide multi-facility support to its largest customers who often have multiple manufacturing or distribution locations.
Engineering and Design Capabilities - Altor Solutions has five coordinated design and testing centers with experienced packaging and mechanical engineers that work closely with customers to support packaging design needs. Engineering services include optimizing molds to meet customer needs and address complex design requirements, identifying pre-manufacturing challenges, solving post-manufacturing issues, improving packaging processes and laboratory testing final designs. Early customer involvement and collaboration to develop packaging solutions has resulted in increased project win rates and better visibility into product development pipelines.
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
•Equipment and Processing Infrastructure - Altor's existing base of production equipment has a significant estimated replacement cost. Management estimates the cost of opening a new shape molding facility at approximately $5 million, excluding real estate, and it must meet stringent environmental standards. A new entrant could require as much as 1-2 years of lead time to match the process performance requirements, customization of equipment and material formulations necessary to effectively compete in the molded foam industry. Moreover, Altor has a strong preventive maintenance program and in-house equipment division that is responsible for repairing and rebuilding presses. This allows Altor to significantly extend the average useful life of its machinery and reduce the ongoing capital investment requirements, creating an advantage over competitors.
Suppliers and Manufacturing
The primary raw materials that are used in production are plastic resins, such as expandable polystyrene (EPS), expandable polypropylene (EPP) and expandable polyethylene (EPE). In addition to plastic resins, Altor also purchases fabricating material including blocks of EPE and EPP foam, polyethylene and urethane, as well as other packaging materials including corrugate, boxes, paperboard, tape and plastic film. Altor purchases its materials from a combination of domestic and foreign suppliers and has maintained strong relationships with key resin suppliers for over 30 years. Adequate amounts of all raw materials have been available in the past, and Altor's management believes this will continue in the foreseeable future.
Altor maintains 16 manufacturing facilities across North America with 15 located in the U.S. and two in Mexico, as well as one non-manufacturing corporate headquarters. Given the high volume, low density nature of foam, Altor's manufacturing facilities are strategically located near its largest customers’ production locations to minimize freight and logistics costs. Altor's geographic footprint covers a large portion of the continental U.S. and Mexico. Each plant has a warehouse space for raw materials, supplies and finished goods. Several plants also use third-party warehousing to store excess inventory. Altor uses common carriers to deliver finished product and in certain cases, some customers pick up directly from the plants.
Regulatory Environment
Altor's manufacturing operations and facilities are subject to federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous materials.
Human Capital
As of December 31, 2021, Altor employed 789 full-time employees. None of Altor's’ U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 111 employees at the two Mexican manufacturing facilities are unionized. Altor believes its relationship with its employees is good.

Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with its customers worldwide. As a result, Arnold provides its customers with new and innovative materials and solutions that empowers them to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to design, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via four business units:
•PMAG - Permanent Magnets and Assemblies Group- Arnold’s high performance permanent magnets have a wide variety of applications, mainly used for rotating electrical machinery such as motor and generators. Industries served include aerospace and defense, energy exploration, industrial, motorsport and medical.
•Electric Motors - Low-to-mid volume AC induction, Switched Reluctance, and Brushless DC stators, rotors, and rotor shaft assemblies. Finished motors range from under 1kW through 500kW for aerospace and defense, industrial, energy, hybrid electric platforms and energy exploration.
•Precision Thin Metals - Produces thin and ultra-thin alloys that improve the power density electrical systems such as motors, generators, and transformers along with thin foils for other applications such as electromagnetic shielding, lightweight structures, and implantable structures. Industries served include aerospace and defense, industrial, energy exploration, and medical.
•Flexmag™ - High quality flexible magnetic sheet and strip, Flexmag products not only are magnetic but their processing capabilities allow for loading of a variety of materials into their flexible sheet products. Industries served include advertising specialties, industrial, medical, and automotive.
Arnold operates 11 manufacturing facilities worldwide but functions as one company and one team. The facilities are split under the four business units shown above along with prototyping and advanced technology development through its Technology Center.
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
Through 2018 and 2019, Arnold deployed more advanced material from its PTM group such as Arnon 2 and 4 gauge electrical steels along with advanced performance molypermalloy metals. Advancements from the PMAG group during this same timeframe were targeted at magnet retention in high performance applications. The result of this hard work was the development of Carbon Fiber sleeving capabilities at its Sheffield UK facility. Lastly, Flexmag also introduced customized highly loaded composite materials for a variety of applications. In 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a provider of custom electric motor solutions for general industrial, aerospace and defense and oil and gas end markets. Ramco's complementary product portfolio will allow Arnold to offer more comprehensive, turn-key solutions to their customers.
We purchased a majority interest in Arnold on March 5, 2012.
Industry
Permanent Magnets - There exists a broad range of permanent magnets which include Rare Earth Magnets and magnets made from specialty magnetic alloys. Magnets produced from these materials may be sliced, ground, coated and magnetized to customer requirements. Those industry players with the broadest portfolio of these magnets, such as Arnold, maintain a significant competitive advantage over competitors as they are able to offer one-stop shop capabilities to customers. Management believes that being a manufacturer of these magnets, subject to patent rights, is another critical market advantage.
Magnetic Assemblies- Arnold offers complex, customized value added magnetic assemblies. These assemblies are used in devices such as motors, generators, beam focusing arrays, sensors, and solenoid actuators. Magnetic assembly production capabilities include machined metal components, magnet fabrication, machining, encapsulation or sleeving, balancing, and field mapping.
Electric Motors – There exists a global demand for electric motors. Arnold is a manufacturer for low-to-mid volume AC induction, Switched Reluctance, and Brushless DC stators, rotors, and rotor shaft assemblies. Arnold works with companies of all sizes: from small businesses and medium-sized companies all the way to Fortune 500s. The industry exists wherever electrical energy needs conversion to mechanical use.
Precision Strip and Foil - Precision rolled thin metal foil products are manufactured from a wide range of materials for use in applications such as transformers, motor laminations, lightweight structures, shielding, and composite structures. They have the unique processing capability to roll foils as thin as 2.5 microns while providing critical heat treatment maintaining competitive material properties. Once completed the product is coated if necessary and is slit to the application width.
Flexible Magnets - Flexible magnet products span the range of applications from advertising (refrigerator magnets and displays) to medical applications (needle counters) to sealing and holding applications (door gaskets). Other applications include Electromagnetic or Radio Frequency Shielding for high end electronics.
Products, Customers and Distribution Channels
Products
Permanent Magnets and Assemblies Group - Arnold’s Permanent Magnets and Assemblies Group (PMAG) segment is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The segment’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, motorsport/ automotive, oil and gas, medical, general industrial, energy and reprographics. Arnold has established a reputation in the magnetic industry as the engineering solutions provider, assisting customers to ensure their critical assemblies meet expectations.
PMAG is Arnold’s largest business unit representing approximately 67% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
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
Electric Motors
Arnold manufactures electric motors and related components for use in industrial, military, and aerospace applications and represents approximately 13% of Arnold sales on an annualized basis. Arnold Electric Motor division is a trusted partner, supplying high-quality, electrical components and assemblies to many well-known brands in the industrial and aerospace industries. Arnold's competent, trained staff are committed to engineering solutions together with its customers and ensuring their satisfaction. Arnold is registered with ITAR and maintains ISO 9001 and AS9100D quality certifications.
Electric Motors—Products and Applications:
•Stator Manufacturing
◦AC & DC Stators
◦Stator Core Construction
◦Stator Construction
◦Varnishing
•Rotor Manufacturing
◦AC Induction
◦DC Permeant
◦Switched Reluctance
•Rotor & Shaft Assembly
◦In House Machine Shop
◦Rotor Balancing
•Motor Assembly
◦Complete Motor Assembly
•Applications for electric motors span all industries. Arnold is a trusted supplier for technologies such as hybrid and electric transportation motors, aerospace and defense power generation, HVAC fan motors, marine propulsions and stabilization technologies, vertical lift motors and many others.

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
Precision Thin Metals - Products and Applications:
•Electrical steels for hybrid propulsion systems, electric motors, and micro turbines
•Electromagnetic and Radio Frequency Shielding
•Lightweight structures for aerospace applications
•Irradiation windows
•Batteries
•Military countermeasures
Flexmag
Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, medical, and reprographic applications. Flexmag represented approximately 11% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customers required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.
Flexmag - Products and Applications:
•Extruded and calendared flexible rubber magnets with optional laminated printable substrates
•Electromagnetic and Radio Frequency Shielding
•Retail displays
•Theft detection/ security
•Seals and enclosures
•Signage for various advertising and promotions
Existing End-Markets and Geographies
Aerospace and Defense - In the aerospace and defense sector, Arnold is selling electric motor components, magnets, magnetic assemblies and ultra-thin foil solutions. Specifically, in the aerospace industry, Arnold’s assemblies have been designed into products, which enables Arnold to benefit from the market growth and a healthy flow of business based on current airframe orders. Through its OEM customers, many new commercial aircraft placed in service contain assemblies produced by Arnold. Arnold’s sales to large aerospace and defense manufacturers includes magnetic assemblies used in applications such as motors and generators, actuators, trigger mechanisms, and guidance systems, as well as magnets for these and other uses. In addition, it sells its ultra-thin foil for use in military countermeasures, lightweight structures, brazing alloys, and motor laminations.
General Industrial - Within the industrial sector, Arnold provides electric motors, magnet assemblies as well as magnets for custom made motor systems. These include stepper motors, pick and place robotic systems, and new designs that are increasingly being required by regulation to meet energy efficiency standards. An example is a motor utilizing Arnold’s bonded magnets for use in commercial refrigeration systems. Arnold also produces magnetic couplings for seal-less pumps used in chemical and oil & gas applications that allow chemical companies to meet environmental requirements.
Motorsport / Automotive - Arnold produces high performance motor components and sub-assemblies for motorsport and automotive applications, such as the Kinetic Energy Recovery System, which includes a composite sleeved RECOMA® SmCo magnet rotor for a high speed, high power system and Electric Turbo Chargers that operate at greater than 100,000 RPM. Further emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. As much of this technology utilizes magnetic systems, Arnold expects to benefit from this trend.
Oil and Gas - Arnold currently provides magnets and precision assemblies for use in oil and gas exploration and production, applications which typically require exceptional collaboration and co-development with its customers. Arnold supplies products used in applications such as electric submersible pumps, oil well shutoff valves, down-hole logging while drilling tooling, and a down-hole magnetic transfer coupling. Other applications for which Arnold is actively involved include pipeline inspection, wireless tomography tools, and chip collection.
Medical - Within the medical sector, Arnold provides magnetic assemblies, magnets, flexible magnets, and ultrathin foils. Its magnet assemblies and magnets are critical parts of motor systems for dental instruments as well as saws and grinders. Magnet assemblies are also provided for skin expansion systems, shunt valves, and position sensors. Its Precision Thin Metals business unit provides precision titanium used for implantable devices.
Energy - Arnold’s Precision Thin Metals segment supplies grain-oriented silicon steel produced with proprietary methods for use in transformers and inductors. These cores allow for the production of very efficient transformers and inductors while minimizing size. In addition, Arnold’s magnet solutions can be found in advanced automatic circuit re-closer solutions that substantially reduce the stress on system components on the grid. Arnold’s solutions are also present in new power storage systems. The permanent magnet bearings used in new designs improve the efficiency of the flywheel energy storage system.
Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as aerospace and defense, motorsport / automotive, oil and gas, medical, general industrial, energy, reprographics, and advertising specialties.
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2021, 2020 and 2019:

	Customer Distribution
Industry Sector	2021	2020	2019
Aerospace and Defense	38%	36%	36%
General Industrial	29%	26%	24%
Motorsport/ automotive	14%	11%	11%
Advertising specialties	5%	8%	10%
Oil and Gas	4%	4%	5%
Energy	3%	3%	4%
Medical	2%	3%	4%
Reprographic	2%	3%	2%
All Other Sectors Combined	3%	6%	4%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 35% for the year ended December 31, 2021, 24% for the year ended December 31, 2020, and 26% of total sales for the year ended December 31, 2019. In 2021, one customer represented approximately 14% of Arnold's net revenues, with no other individual customer representing more than 10% of Arnold's net revenues. No individual customer represented greater that 10% of Arnold’s net revenues in 2020 or 2019.
Arnold had firm backlog orders totaling approximately $62.6 million and $65.8 million, respectively, at December 31, 2021 and 2020.
Business Strategies and Competitive Strengths
Business Strategies
Engineering and Product Development - Arnold’s engineers work closely with the customer to provide system solutions, representing a significant competitive advantage. Arnold’s engineering expertise is leveraged with state-of-the-art technology across the various business units located in North America, Europe and Asia Pacific. Arnold’s engineers work with customers on a global basis to optimize designs, guide material choices, and create magnetic models resulting in Arnold’s products being specified into customer designs.
Arnold has a talented and experienced engineering staff of design and application experts, quality personnel and technicians. Included in this team are engineers with backgrounds in materials science, physics, and metallurgical engineering. Other members of the team bring backgrounds in ceramics, mechanical engineering, chemical engineering and electrical engineering.
Arnold continues to be an industry leader with regard to new product formulations and innovations. As evidence of this, Arnold currently relies on a deep portfolio of “trade secrets” and proprietary intellectual property. Arnold continuously endeavors to introduce electromagnetic solutions that exceed the performance of current offerings and meet customer design specifications.
Growth in Arnold’s business is primarily focused in three areas:
•Growing market share in existing end-markets and geographies, with a focus on aerospace and defense, niche industrial systems, and oil and gas;
•Vertical integration through new products and technologies; and
•Completing opportunistic acquisitions and partnerships to reduce product introduction and market penetration time.
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
Competition
Management believes the following companies represent Arnold’s top competitors:
•Vacuumschmelze Gruner
•Dexter Magnetic Technologies
•Electron Energy Corp
•Magnum Magnetics Corporation
•Thomas & Skinner

Suppliers and Manufacturing
Raw materials utilized by Arnold include neodymium, samarium, dysprosium, nickel and cobalt, stainless steel shafts, Inconel sleeves, adhesives, laminates, aluminum extrusions and binders. Although Arnold considers its relationships with vendors to be strong, Arnold’s management team also maintains a variety of alternative sources of comparable quality, quantity and price. The management team therefore believes that it is not dependent upon any single vendor to meet its sourcing needs. Arnold is generally able to pass through material costs to its customers and believes that in the event of significant price increases by vendors that it could pass the increases to its customers.
Arnold has a wide variety of manufacturing capabilities. For permanent magnets and assemblies our magnets are produced and fabricated utilizing personnel, skills, tools, and specific machinery to convert raw materials into finished magnet and then integration of those magnets and machines components into devices or sub-assemblies. Orders are all built to specific customer needs and distributed directly from our manufacturing facilities located worldwide.
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
Human Capital
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 686 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2021. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.

Arnold’s workforce is non-union except for approximately 63 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2022.
Sterno
Overview
The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno operates via two product divisions:
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
•Rimports - Rimports is a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, AmbiEscents, Oak & Rye, Estate and Ador brands. The company offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes and essential oil and diffusers. Rimports also sells flameless candles, lanterns, and outdoor lighting. Sterno acquired Rimports in February 2018. In 2021, Sterno integrated the product lines of Sterno Home Inc. ("Sterno Home") with Rimports. Previously, Sterno Home was a separate product division of Sterno whose product offerings included flameless candles, traditional house and garden lighting including path lights, spotlights, and security lights.
History of Sterno
Sterno’s history dates back to 1893 when S. Sternau & Co. began making chafing dishes and coffee percolators in Tenafly, New Jersey. In 1914, S. Sternau & Co. introduced “canned heat” with the launch of its gelled ethanol product under the “Sterno” brand. Since then, the Sternau and Sterno names have been the most well-known names in portable food warming fuel. In 1917, S. Sternau & Co. was renamed The Sterno Corporation. During World War I, Sterno portable stoves were promoted as an essential gift for soldiers going to fight in the trenches of Europe. Sterno stoves heated water and rations, sterilized surgical instruments, and provided light and warmth in bunkers and foxholes. During World War II, Sterno produced ethanol and methanol chafing fuels under contract with the U.S. military. Sterno's production facilities were moved from New Jersey to Texarkana, Texas in the early 1980s. In 2012, Sterno merged with the Candle Lamp Company, LLC ("CandleLamp"). CandleLamp, founded in Riverside, California in 1978, focused initially on the liquid wax candle market. Over the next several decades, CandleLamp began to supply chafing fuel in addition to lighting products.
In 2016, Sterno expanded their product offering with the acquisition of Northern International Inc. ("Sterno Home"). The success in the outdoor lighting of an innovative use of LED technology evolved into the development of patented flameless candle product line. In February 2018, Sterno acquired Rimports, a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems. Rimports offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes and essential oil and diffusers.
Today, Sterno operates out of its corporate headquarters in Corona, California, two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee, and the Rimports facility in Provo, Utah.
We purchased Sterno on October 10, 2014.
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
Rimports operates in the broad North American home decor space (retail) which is heavily correlated to general consumer spending. Flameless and reusable wax products have seen increased adoption by younger consumers who prioritize economical and environmentally friendly products. Within the home decor space, Rimports competes in the U.S. candle space and the U.S. home fragrance space, and, with the integration of Sterno Home, has added the flameless candles, lanterns and outdoor lighting industry. Management believes that a rise in demand from high-income households and businesses will bolster growth, with consumers spending more money on the cocooning trend and specifically on beautifying their indoor and outdoor home, changing out trendy accent items more frequently and investing in more spacious and comfortable outdoor spaces with many equivalent amenities of their indoor spaces.
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
Products, Customers and Distribution Channels
Products
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
•Wick Chafing Fuel - The wick chafing fuel line (“Wick”) is composed of either DEG or propylene glycol chafing fuel. DEG and propylene glycol chafing fuels with advance wick technology have higher heat output than alternatives such as ethanol and methanol. The liquid Wick products feature a variety of wick types and burn times to meet the specific needs of the user. Wick fuels are clean burning, biodegradable, nonflammable if spilled (will not ignite without a wick) and the can stays cool to the touch when lit.
•Gel Chafing Fuel - The gel chafing fuel line (“Gel”) is composed of either gelled ethanol or gelled methanol chafing fuel. Ethanol chafing fuel has a higher heat output than methanol fuel; both ethanol and methanol fuels have lower heat output than some DEG and propylene glycol products. The Gel product line tends to have shorter burn times than the Wick product.
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

Flameless Candles and Outdoor Lighting - Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 1000 SKU's available in our retail markets. All of Sterno's products are powered by one of the following - 1) Solar - solar panel with rechargeable power source - usually a rechargeable battery; 2) Battery - battery operated; 3) Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer; 4) Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors; 5) Line Voltage - hardwired into a home's electrical circuitry, or 6) Rechargeable - product is recharged when empty usually through a plug in wire and an onboard rechargeable power source.
•Flameless Candles - The flameless candle product line is made up of various types and sizes of candles with all of them sharing the one main attribute: their glow is powered by an artificial power source, most often battery. This makes them inherently safer than traditional candles as there is no flame or even heat generated to cause any type of accidents. Although pillar type candles are the most common shape, Sterno also designs and manufactures votives, tealights, tapers as well as specialty molded candles. Sterno candles stand out from the competition as they are the only manufacturer that offers the patented black wick. Sterno also developed its unique algorithm-based light circuit which gives the candle a naturally random flicker and glow.
•Landscape Lighting - Landscape lighting is lighting that promotes and accentuates elements of a consumer’s home, yard or garden so its beauty can be enjoyed both in daytime and nighttime. Another benefit of landscape lighting is added safety as it is easier to navigate around a home at night when it is reasonably well-lit. Landscape lighting was originally most commonly powered through a low voltage setup but as solar technologies have rapidly developed, many of these fixtures can achieve their lighting purposes with only a solar panel for power generation. Consumers with higher and more consistent lighting requirements most often opt for low voltage kits using wire and transformers to light their fixtures. Solar powered fixtures are advantageous for those consumers looking for cheaper and quicker to set up lighting solutions even if it often means less lumens and light. Another notable technology has been the development of LED lighting. LED’s more efficient power generation technology has allowed for advantageous fixture designs and a higher level of power generation which were not easy or as cost effective to achieve as with legacy lighting technologies such as incandescent or halogen. LEDs also last longer and are generally more robust than older technologies.
•Décor Lighting - Décor lighting has similar functions to landscape lighting but is usually less about safety and functionality and more about accenting an area of the outside home with ornamentation of some sort. With a décor piece, the light the piece gives off and the item itself together become elements of beauty in the setting. Because these items are very trend driven, consumers are more apt to switch them out more often therefore increasing repeat purchase potential and other recurrent sales opportunities for Sterno. Some of the most common categories of décor lighting are lanterns and baskets and string lighting.
Wickless Candle and Fragrance Products
•WaxWarmers and Scented Wax Cubes - The wax and wax warmer line is composed of a large variety of fragrance and warmer design choices for consumers. The wax cubes are long-lasting and consistently release strong fragrance. The consumer likes the product because the scented wax cubes are an impulse item ($2~ price range) and this product makes it easy and quick for the customer to change fragrance. The flameless feature is a plus in that it is very safe. The proprietary formula and world-class fragrances add to the high quality of the domestically-made products. Ongoing research ensures consumer loyalty, superior quality, and well-rounded fragrance programs. The wax warmers are made up of quality materials including wood, metal, ceramic, and glass.
•Essential Oils and Diffusers - The 100% Pure Essential Oil lines and brands consists of Peppermint, Lavender, Lemon, Eucalyptus, Sweet Orange, Grapefruit, Tea tree, Cinnamon, etc. Customers are attracted to high quality, 100 percent pure oil products with no additives or fillers. Attractively designed diffusers appeal to consumers in the Aromatherapy Home Fragrance section.
•ScentCharms - ScentCharms is Rimports’ newest product category. With various interchangeable high-quality fragrance oils and plug-in designs, consumers enjoy a personalized experience. The product is designed to be no spill, no mess, clutter-free, and long-lasting.
•Aromatherapy Products - The aromatherapy line consists of room sprays, liquid hand soaps, foaming hand soaps, hand sanitizers, body lotions, and body scrubs, etc. The five unique fragrance combinations - lavender and chamomile, eucalyptus and rosemary, orange and vanilla, lemon and grapefruit, and peppermint and geranium - are made with 100 percent pure essential oils.
Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 71%, 73%, and 73% of gross sales in the years ended December 31, 2021, 2020 and 2019, respectively.
•Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the foodservice channel, Sterno’s products are predominantly used in the restaurant, lodging/hospitality and catering markets.
•Retail - The retail channel consists of club stores, mass merchants, specialty retailers, grocers and national and regional DIY stores. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen. Online retail sales are also an important channel for Sterno Home and Rimports. With an online dynamic, it is also much easier to showcase how Sterno Home’s and Rimport's products look in actual dark use conditions, directly addressing their primary merchandising challenge.
The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
Gross sales by product (1)	2021	2020	2019
Wickless Candle Products	40%	40%	28%
Flameless Candle and Outdoor Lighting	13%	16%	20%
Canned Heat	21%	11%	29%
Diffusers and Essential Oils	6%	9%	5%
Table Lighting	3%	2%	5%
Other	17%	22%	13%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.
Sterno had approximately $29.9 million and $39.5 million in firm backlog orders at December 31, 2021 and 2020, respectively.
Business Strategies and Competitive Strengths
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
Suppliers and Manufacturing
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
Rimports sources raw materials from and outsources manufacturing processes to companies in the U.S. and China. Raw materials include wax, fragrances, and color dye for waxes; essential oils; wood, metal, ceramic, and glass for warmers and diffusers; and packaging supplies. Products are shipped to retailers from outsourced manufacturing warehouses and Rimports’ two Utah warehouses. The Sterno Home product lines are sources entirely from China.
Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 269 registered trademarks and 74 patents globally, and has 28 applications for patents pending.
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
Human Capital
At December 31, 2021, Sterno had 549 employees within its three product divisions - 259 employees at Sterno Products, 34 employees at Sterno Home and 256 employees at Rimports. Sterno Products operates out of four locations in the United States, with a majority of their employees located at production facilities in Memphis, Tennessee and Texarkana, Texas. Rimports employees primarily operate out of Rimports' facilities in Provo, Utah. Sterno believes that its relationship with its employees is good.

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
Risks Related to Our Business and Structure
The global outbreak of the novel coronavirus, or COVID-19, caused severe disruptions in the U.S. and global economies, including supply chain disruptions, and has impacted, and may continue to adversely impact our performance and results of operations.
The COVID-19 pandemic has adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken during the course of the pandemic to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. Many states, including those in which we operate, have issued orders requiring the closure of, or certain restrictions on the operation of certain businesses. Such actions and effects remain ongoing and the ultimate duration and severity of the COVID-19 pandemic, including COVID-19 variants, such as the recent Delta and Omicron variants, remain uncertain. Recurring COVID-19 outbreaks caused by different virus variants continue to lead to the re-introduction of certain restrictions in certain states in the United States and globally. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our subsidiaries, could be materially adversely affected by a prolonged recession in the U.S. and other major markets.
The COVID-19 pandemic is having a particularly adverse impact on industries in which certain of our subsidiaries operate, including the foodservice and hospitality industries in which Sterno operates. As a result of the COVID-19 pandemic and other factors, supply chains worldwide have been, and continue to be, interrupted, slowed or rendered inoperable, which have also adversely impacted certain of our subsidiaries operating results.
Relatedly, costly litigation could increase in connection with merger and acquisition transactions, as parties to such transactions explore ways to avoid transactions by the assertion of claims of force majeure, material adverse change in the condition of target investments, and/or fraudulent misrepresentation. COVID-19 also continues to present a significant threat to our employees’ well-being and morale. Our key employees or executive officers may become sick or otherwise unable to perform their duties for an extended period of time and we may experience a potential loss of productivity, and extended period of remote working by our employees may increase operational risks, including technology availability and heightened cybersecurity risk.
These and other factors relating to or arising from the outbreak could have a material adverse effect on the Company’s business, results of operations, and cash flows. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus's global economic impact and any economic impact that has occurred or may occur in the future.
The COVID-19 pandemic is continuing as of the filing date of this Annual Report on Form 10-K, and its extended duration may have further adverse impacts on our business. In addition to the foregoing, COVID-19 has exacerbated and may continue to exacerbate, many of the other risks described in this Annual Report on Form 10-K.
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
Under the Trust Agreement, the Company’s board of directors will have the power to cause the Trust to be converted to a corporation in the future at its sole discretion in ways with which you may disagree.
The Trust Agreement authorizes the Company, acting through the its board of directors and without further shareholder approval, to cause the Trust to be converted to a corporation (the “Conversion”). As a shareholder of the Trust, you may disagree with the terms of the Conversion that might be implemented by the Company’s board of directors in the future, and you may disagree with the board’s determination that the terms of the Conversion are not materially adverse to you as a shareholder or that they are in the best interests of the Trust and its shareholders. Your recourse, if you disagree, will be limited because our Trust Agreement gives broad authority and discretion to the Company’s board of directors to implement the Conversion as long as the board determines that it will be in the best interests of the Trust and its shareholders to do so.
The Company’s board of directors has full authority and discretion over the distributions of the Company, other than the profit allocation, and it may decide to reduce or eliminate distributions at any time, which may materially adversely affect the market price for our shares.
The Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn, subject to U.S. federal income taxes and applicable state and local taxes, to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Company’s board of directors may, based on their review of our financial condition and results of operations and pending acquisitions or our tax structure, determine to reduce or eliminate distributions, which may have a material adverse effect on the market price of our shares.

We rely entirely on receipts from our businesses to make distributions to our shareholders.
The Trust’s sole asset is its interest in the LLC, which holds controlling interests in our businesses. Therefore, we are dependent upon the ability of our businesses to generate earnings and cash flow and distribute them to us in the form of interest and principal payments on indebtedness and, from time to time, dividends on equity to enable us, first, to satisfy our financial and tax obligations and second to make distributions to our shareholders. This ability may be subject to limitations under laws of the jurisdictions in which they are incorporated or organized. If, as a consequence of these various restrictions, we are unable to generate sufficient receipts from our businesses, we may not be able to declare, or may have to delay or cancel payment of, distributions to our shareholders.
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
Certain provisions of the LLC Agreement of the Company and the Trust Agreement make it difficult for third parties to acquire control of the Trust and the LLC and could deprive you of the opportunity to obtain a takeover premium for your shares.
The LLC Agreement of the LLC and the Trust Agreement of the Trust contain a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of the Trust and the Company. These provisions include, among others:
•restrictions on the LLC’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law, or DGCL;
•allowing only the LLC’s board of directors to fill newly created directorships, for those directors who are elected by our shareholders, and allowing only our Manager, as holder of a portion of the Allocation Interests, to fill vacancies with respect to the class of directors appointed by our Manager;
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
Our financing arrangements expose us to additional risks associated with leverage and inhibits our operating flexibility and reduces earnings and cash available for distributions to our shareholders.
At December 31, 2021, we had approximately $1,300 million of consolidated debt outstanding. This level of consolidated debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our potential growth; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in our other areas of our business because of cash requirements to service our debt; and (iv) increasing our vulnerability to adverse economic conditions. Our financing arrangements subject the Company to certain customary affirmative and restrictive covenants. If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding under our 2021 Credit Facility. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
Changes in interest rates could materially adversely affect us.
Our 2021 Credit Facility bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our 2021 Revolving Credit Facility and reduce earnings and cash available for distribution, any of which could materially adversely affect us.
We may engage in a business transaction with one or more target businesses that have relationships with our officers, our directors, or our Manager, which may create potential conflicts of interest.
We may decide to acquire one or more businesses with which our officers, our directors, or our Manager have a relationship. Potential conflicts of interest may exist with respect to a particular acquisition, and, as a result, the terms of the acquisition of a target business may not be as advantageous to our shareholders as it would have been absent any conflicts of interest.
CGI Maygar Holdings LLC may exercise significant influence over the Company.
CGI Maygar Holdings LLC owns approximately 8.3 million or approximately 12.0% of our common shares and may have significant influence over the election of directors in the future.
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
Our Marucci, Velocity, Altor and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers, distributors or manufacturers. Any negative change involving these retailers, distributors or manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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
Risks Related to Taxation
The Trust will be subject to U.S. corporate income taxes which reduces the earnings and cash available for distributions to holders of Trust common shares in respect of such investments and could adversely affect the value of Trust common shareholders’ investment.
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes (the “Election”). The Trust will now incur entity level U.S. federal corporate income taxes and applicable state and local taxes that it would not otherwise incur if it were still treated as a partnership for U.S. tax purposes. In addition, before the tax reclassification, income from the Trust was passed through to holders of its preferred shares, which resulted in less income being passed through from the Trust to holders of its common shares and effectively reduced each common shareholder’s allocable share of the Trust’s income; however, after the tax reclassification, no income will pass through to any shareholders, but the Trust will not be able to claim a tax deduction for distributions in respect of the preferred shares. Therefore, the amount of cash available for distributions to holders of Trust common shares could be reduced and their investment could be adversely affected.
Following the tax reclassification, determinations, declarations, and payments of distributions to holders of Trust common shares will continue to be at the sole discretion of the Company’s board of directors. Historically, our distribution policy has been to make regular distributions on outstanding common shares, and we expect to continue this policy of regular distributions. However, because the Trust will incur entity level income taxes following the tax reclassification, we reduced our previous annual distribution from $1.44 per Trust common share per year to approximately $1.00 per common share per year. Our distribution policy may be changed at any time at the discretion of the Company’s board of directors.
Future changes to tax laws are uncertain and may result in the Trust paying corporate income tax at rates higher than expected or result in the Trust failing to realize the anticipated benefits of the Election.
Recent proposals for tax reform include proposals to raise corporate income tax rates and capital gains tax rates. Future changes to tax laws are uncertain, but any such changes could cause the Trust to fail to realize the anticipated benefits of the Election. If corporate income tax rates are raised, the anticipated advantages of being treated as a corporation for U.S. tax purposes would be diminished. In addition, any general changes to tax laws, such as changes to limitations on the deductibility of interest, could result in the Trust or its shareholders paying tax at rates higher than anticipated.

We may fail to realize the anticipated benefits of the Election or those benefits may take longer to realize than expected or not offset the costs of the Election, which could have a material and adverse impact on the trading price of our securities.
We believe that the Election will, among other things, make it easier for both institutional and retail investors to own shares of the Trust, expand our investor base and drive greater value for all of our shareholders over time. The level of investor interest in the shares of the Trust, however, may not meet our expectations. The Election did not result in the Trust’s immediate inclusion in certain stock market indices, such as the Russell indices, and may not result in inclusion at all. Inclusion in such indices may not result in an increased demand for the Trust’s securities, we may not have greater access to capital and our profile with rating agencies may not improve. Consequently, we may fail to realize the anticipated benefits of the Election or those benefits may take longer to realize than we expect. In addition, there can be no assurance that the anticipated benefits of the Election will offset its costs, which could be greater than we expect, particularly if there is an increase in the U.S. federal corporate income tax rate. Our failure to achieve the anticipated benefits of the Election at all or in a timely manner, or a failure of any benefits realized to offset their costs, could have a material and adverse impact on the trading price of our securities.
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
The management fee paid to CGM for the year ended December 31, 2021 was $46.9 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
The fees to be paid to our Manager pursuant to the Management Services Agreement, the offsetting Management Services Agreements and integration services agreements and the profit allocation to be paid to certain persons who are employees and partners of our Manager, as holders of the Allocation Interests, pursuant to the LLC Agreement may significantly reduce the amount of earnings and cash available for distribution to our shareholders.
Under the Management Services Agreement, the Company will be obligated to pay a management fee to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting Management Services Agreements entered into between our Manager and one of our businesses, or any integration services agreements to which such businesses are a party. In addition, Sostratus LLC, as holder of the Allocation Interests, will be entitled to receive profit allocations. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled Part 3, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information about these payment obligations of the Company. The management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of earnings and cash available for distribution to our shareholders.
Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees, which may reduce the amount of earnings and cash available for distribution to our shareholders.
Under the terms of the Management Services Agreement, our Manager is paid a management fee calculated as a percentage of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager controls and may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of earnings and cash available for distribution to our shareholders.
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
The fees to be paid to our Manager pursuant to these integration service agreements will be paid prior to any principal, interest or dividend payments to be paid to the Company by our businesses, which will reduce the amount of earnings and cash available for distributions to shareholders.
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
We, and our businesses, use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to unauthorized access, computer viruses and cybersecurity attacks, including cybersecurity attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information, and ranging from individual attempts to advanced persistent threats. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant and increasing complex laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
As of December 31, 2021, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $57.0 million, and goodwill of $815.4 million.
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
A portion of our annual cost of sales is driven by the purchase of goods. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there is no assurance that adverse financial conditions, including bankruptcies of our suppliers, reduced levels of production, natural disasters, staffing shortages, supply chain issues or other problems experienced by our suppliers will not result in shortages or delays in their supply of components to us. For example, the COVID-19 pandemic has resulted in labor shortages and supply chain disruptions. Any significant production disruption could have a material impact on our operations, operating results and financial condition. If we were to experience a significant or prolonged shortage of critical components from our suppliers, we may be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, profitability and customer relations.
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
Some of our businesses have and may have operations or conduct business outside the United States. Certain risks are inherent in operating or conducting business in foreign jurisdictions, including exposure to local economic conditions; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; longer payment cycles for foreign customers; adverse currency exchange controls; exposure to risks associated with changes in foreign exchange rates; potential adverse changes in political environments; actual or threatened geopolitical conflict; withholding taxes and restrictions on the withdrawal of foreign investments and earnings; export and import restrictions; difficulties in enforcing intellectual property rights; and required compliance with a variety of foreign laws and regulations. These risks individually and collectively have the potential to negatively impact our financial condition, business and results of operations.
The success of our branded consumer businesses depends on our ability to maintain the value and reputation of the brand.
The name of our branded consumer businesses is integral to those businesses. Maintaining, promoting, and positioning our branded consumer businesses will depend, in part, on the success of marketing and merchandising efforts and the ability to provide a consistent, high quality products and services. Our branded consumer businesses rely on social media, as one of their marketing strategies, to have a positive impact on both brand value and reputation. The brand and reputation of our branded consumer businesses could be adversely affected if those subsidiaries fail to achieve their objectives, if their public image was to be tarnished by negative publicity, which could be amplified by social media, or if they fail to deliver innovative and high quality products. The reputation of our branded consumer businesses could also be impacted by adverse publicity, whether or not valid, regarding allegations that we or our subsidiaries, or persons associated with us or our subsidiaries or formerly associated with us or our subsidiaries, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship or improper business practices. Additionally, while our branded consumer businesses devote effort and resources to protecting their intellectual property, if these efforts are not successful the value of those brands may be harmed. Any harm to the brand or reputation of our subsidiaries could have a material adverse effect on our financial condition.
Risks Specific to Our Subsidiaries
Risks Related to Arnold
Arnold's operations and the prior operations of predecessor companies expose it to the risk of material environmental liabilities, which could have a negative effect on its financial condition or results of operations.
Arnold may be subject to potential liabilities related to the remediation of environmental hazards and to claims of personal injuries or property damages that may be caused by hazardous substance releases and exposures, mainly because of past operations and the operations of predecessor companies. Arnold continues to incur remedial response and voluntary clean-up costs for site contamination, for which we may not be fully indemnified, and are a party to lawsuits and claims associated with environmental and safety matters, including past production of products containing hazardous materials. Arnold also may become party to various legal proceedings relating to alleged impacts from pollutants released into the environment. Various federal, state, local and foreign governments regulate the discharge of materials into the environment and can impose substantial fines and criminal sanctions for violations. In addition, changes in laws, regulations and enforcement of policies, the discovery of previously unknown contamination or information related to individual sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques could require Arnold to incur additional costs in the future that would have a negative effect on its financial condition or results of operations.
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
There is a risk that Velocity's product liability insurance may not be sufficient to cover all liabilities incurred in connection with such claims and the financial consequences of these claims and lawsuits will have a material adverse effect on its business, financial condition, liquidity and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES
The following is a summary as of December 31, 2021 of the physical properties owned or leased by our businesses that we consider materially important to those businesses.
5.11
5.11 is headquartered in Irvine, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's primary leased offices and warehouse space.

Location	Square Feet	Use
Irvine, CA	21,807	Office
Manteca, CA	400,000	Warehouse
Seattle, WA	11,340	Office
Bankstown, Australia	10,387	Office
Kowloon Bay, Hong Kong	17,759	Office
In addition, at December 31, 2021, 5.11 leased space for 87 retail stores, ranging in size from 3,250 square feet to 10,000 square feet.
BOA
BOA is headquartered in Denver, Colorado and leases offices and warehouse space in locations worldwide. The summary below outlines BOA's primary leased offices and warehouse space.

Location	Square Feet	Use
Denver, CO	88,000	Office
Mondsee, Austria	15,714	Office
Hong Kong, China	20,000	Office/Warehouse
Ergobaby
Ergobaby is headquartered in Torrance, California and leases office and warehouse locations worldwide. The summary below outlines Ergobaby's primary leased office and warehouse space.

Location	Square Feet	Use
Torrance, CA	4,595	Corporate
Los Angeles, CA	16,378	Corporate
Carson, CA	5,000	Warehouse
Bialystok, Poland	9,688	Warehouse
Lugano
Lugano is headquartered in Newport Beach, California. The summary below outlines Lugano's primary leased office space and retail locations.

Location	Square Feet	Use
Newport Beach, CA	17,792	Corporate office and Retail salon
Palm Beach, FL	2,155	Retail salon
Aspen, CO	1,463	Retail salon
Lane Ocala, FL	2,014	Retail salon
Marucci Sports
Marucci is headquartered in Baton Rouge, Louisiana. The summary below outlines Marucci's primary leased office and manufacturing space.

Location	Square Feet	Use
Baton Rouge, LA	73,900	Office/Distribution Center
King of Prussia, PA	22,500	Manufacturing
Punxsutawney, PA	15,000	Manufacturing
Winnfield, PA	14,330	Manufacturing
Lafayette, LA	12,192	Retail Store
American Fort, UT	22,500	Distribution Center
Arnold
Arnold is headquartered in Rochester, New York and has eleven manufacturing facilities. Arnold owns the Ogallala, NE and the Greenville, OH locations. All other locations are leased. The summary below outlines Arnold's primary property locations.

Location	Square Feet	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marengo, IL	55,200	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Greenville, OH	70,908	Office/Warehouse

Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	52,937	Office/Warehouse
Guangdong Province, China	113,302	Office/Warehouse
Altor Solutions
Altor is headquartered in Scottsdale, Arizona and operates 17 molding and fabricating facilities across North America. Altor owns the New Albany, IN, Bloomsburg, PA and El Dorado Springs, MO locations. All other locations are leased. The summary below outlines Altor's primary property locations.

Location	Square Feet	Use
Scottsdale, Arizona	7,000	Corporate
Anderson, South Carolina	133,250	Manufacturing/Warehouse
Compton, California	44,000	Manufacturing/Warehouse
Erie, Pennsylvania	35,772	Manufacturing/Warehouse
Fort Madison, Iowa	114,000	Manufacturing/Warehouse
Jackson, Tennessee	55,000	Manufacturing/Warehouse
Jefferson, Georgia	60,000	Manufacturing/Warehouse
Keller, Texas	131,073	Manufacturing/Warehouse
Modesto, California	79,000	Manufacturing/Warehouse
El Dorado Springs, Missouri	38,000	Manufacturing/Warehouse
New Albany, Indiana	65,000	Manufacturing/Warehouse
Bloomsburg, Pennsylvania	54,000	Manufacturing/Warehouse
Northbridge, MA	380,000	Manufacturing/Warehouse
Plymouth, WI	248,000	Manufacturing/Warehouse
Gnadenhutten, OH	98,200	Manufacturing/Warehouse
Tijuana, Mexico	60,000	Manufacturing/Warehouse
Queretaro, Mexico	100,000	Manufacturing/Warehouse
Sterno
Sterno is headquartered in Corona, California. Sterno owns manufacturing and production facilities in Memphis, Tennessee and Texarkana, Texas. All other properties are leased. The summary below outlines Sterno's primary property locations.

Location	Square Feet	Use
Corona, CA	12,330	Corporate Office
Memphis, TN	228,316	Manufacturing
Texarkana, TX	337,700	Manufacturing
Delta, Canada	45,000	Warehouse
La Porte, IN	20,000	Office
Toronto, Canada	13,867	Office
Vancouver, Canada	50,372	Office
Vancouver, Canada	33,711	Warehouse
Mississauga, Canada	100,000	Warehouse
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	530,014	Warehouse
Calgary, Canada	28,748	Office/Warehouse

Velocity Outdoor
Velocity Outdoor is headquartered in Bloomfield, New York. Velocity owns a 225,000 square foot manufacturing facility in Bloomfield, New York that also holds their corporate offices, and leases a 144,000 square foot finished goods warehouse in Farmington, New York. Velocity's Ravin subsidiary operates an 80,000 square foot manufacturing facility in Superior, Wisconsin.
Corporate
Our corporate offices are located in Westport, Connecticut and Costa Mesa, California, where we utilize space provided by our Manager.
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
Arnold
Our Arnold subsidiary was named as co-defendant, together with 300 West LLC (“300 West”), in a suit filed in the Twenty-Second Judicial Circuit, McHenry County, Illinois, Chancery Division (Case No. 13CH1046) in 2013 by the State of Illinois (the “Marengo Litigation”). Arnold leases a site in Marengo, McHenry County, Illinois (the “Site”) from 300 West. Since 2008, Arnold and 300 West have been a part of the Illinois Remediation Program with respect to the Site. In the Marengo Litigation, the State of Illinois claimed that 300 West and Arnold discharged Chlorinated VOCs into the groundwater on-Site, which has since migrated off-Site into private drinking wells. The State of Illinois sought injunctive relief and civil penalties. In June of 2016, the parties entered into a consent order (as amended and restated up and through the date hereof, the “Consent Order”). 300 West, at its expense, connected residents whose drinking water was impacted by the alleged release to the City of Marengo’s public water supply, as required by the Consent Order. The Consent Order also requires Arnold and 300 West to submit to the Illinois Environmental Protection Agency (IEPA) a comprehensive plan detailing steps to be taken by 300 West and Arnold to remediate on- and off-site soil and groundwater contamination. Remediation efforts are ongoing. The Consent Order also requires the ultimate settlement of any stipulated and civil penalties related to the Marengo Litigation. In May of 2021, the McHenry County State’s Attorney joined the Marengo Litigation as a plaintiff.
Certain damages incurred by Arnold in connection with the Marengo Litigation are subject to indemnification pursuant to the Stock Purchase Agreement, among SPS Technologies, LLC (“SPS”), SPS Technologies Limited (“SPS Ltd.”), Precision Castparts Corp. (collectively with SPS and SPS Ltd., the “SPS Entities”), Arnold and Audax Private Equity Fund, L.P., dated December 20, 2004, and prior consents to indemnification given by the SPS Entities. Arnold has cooperated with the governmental agencies in the Marengo Litigation investigations and proceedings, as well as the obligations agreed to pursuant to the Consent Order. CODI does not believe that the outcome of the Marengo Litigation will have a material adverse effect on its financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares of Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI”.
Common Stock Holders
On December 31, 2021 there were 14 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the year ended December 31, 2021. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

300
275
250
225
200
175
150
125
100
75
50
25
0
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
Compass Diversified Holdings
NYSE Composite Index
NYSE Financial Sector Index

	Year ended December 31,
Data	2016	2017	2018	2019	2020	2021
Compass Diversified Holdings	$100.00	$102.78	$82.16	$178.31	$150.68	$258.61
NYSE Composite Index	$100.00	$118.73	$108.10	$135.68	$145.16	$175.18
NYSE Financial Sector Index	$100.00	$121.23	$105.31	$135.16	$132.21	$165.77

Distributions
During the year ended December 31, 2021, we declared and paid cash distributions of $2.21 to holders of record of our common shares, including a special distribution to shareholders in August 2021. On August 3, 2021, in order to offset a portion of the tax liability to the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes, the Company's board of directors declared a special cash distribution on the Trust’s common shares of $0.88 per common share. For the years 2020 and 2019, we declared and paid cash distributions of $1.44 per share to holders of record of our common shares. Following the tax reclassification, the Company’s board reduced our anticipated annual distribution from the current $1.44 per Trust common share per year to approximately $1.00 per common share per year. The Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. The Company’s board of directors may, based on their review of our financial condition and results of operations and any future changes to our tax structure, determine to modify future distributions.
Recent Sales of Unregistered Securities
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% 2029 Notes (the "2029 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with entering into the 2021 Credit Facility and to redeem our 8.000% Senior Notes due 2026 (the “2026 Notes”).
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% 2032 Notes (the "2032 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the Notes is payable in cash on July 15th and January 15th of each year. The 2032 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2032 Notes was used to repay debt outstanding under the 2021 Credit Facility.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None.
ITEM 6. [Reserved]

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
Overview
Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability Company, was also formed on November 18, 2005. In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as amended and restated, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company's Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as amended and restated, the "LLC Agreement") of the Company and, pursuant to the LLC Agreement, the Company has outstanding the identical number of Trust Interests as the number of outstanding shares of the Trust. Sostratus LLC owns all of our Allocation Interests. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
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
◦identifying and working with management to execute attractive external growth and acquisition opportunities; and
◦forming strong subsidiary level boards of directors, including independent directors, to supplement management in their development and implementation of strategic goals and objectives.
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well positioned to acquire additional attractive businesses. Our management team has a large network of deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions, our management team has, in the past, been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-

offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
In addition, because we intend to fund acquisitions through the utilization of our 2021 Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
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
From May 16, 2006 through December 31, 2021, we purchased twenty-two businesses (each of our businesses is treated as a separate operating segment) and disposed of eleven businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2021 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2021
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (2)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	71.8%	67.6%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (4)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	59.9%	58.1%
Ergobaby (3)	September 16, 2010	$85,200	81.7%	72.7%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics	March 5, 2012	$128,800	98%	85.5%
Clean Earth (3)	August 7, 2014	$251,400	N/a	N/a
Sterno (3) (5)	October 10, 2014	$314,400	100.0%	87.1%
Manitoba Harvest (3)	July 10, 2015	$102,700	N/a	N/a
5.11	August 31, 2016	$408,200	97.6%	88.4%
Velocity Outdoor (2) (3)	June 2, 2017	$150,400	99.3%	87.6%
Altor Solutions (3)	February 15, 2018	$253,400	100.0%	91.2%
Maruccci Sports (3)	April 20, 2020	$198,900	91.1%	82.8%
BOA	October 16, 2020	$454,300	91.8%	83.8%
Lugano	September 3, 2021	$263,300	59.9%	58.1%

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

(5) The total purchase price of Sterno includes the acquisition of Rimports in February 2018 for a purchase price of $154.4 million.
Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700
Manitoba Harvest (3)	February 28, 2019	$294,300	$219,700	$121,700
Clean Earth	June 28, 2019	$625,000	$551,900	$209,300
Liberty	August 3, 2021	$147,500	$128,000	$72,800

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
2021 Highlights and Recent Events
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
The tax reclassification resulted in a taxable gain to the Trust for U.S. federal income tax purposes of approximately $328 million, which gain was allocated and passed through to the Trust’s common shareholders of record as of the close of business on August 31, 2021. This taxable gain created current tax liability for those shareholders and will be reported on the Trust’s final 2021 Schedule K-1. Consequently, the Trust paid a special distribution of $0.88 cents per share on September 7, 2021 to Trust common shareholders of record as of the close of business on August 31, 2021 that was intended to partially cover the taxable income incurred by those shareholders.
Following the tax reclassification, determinations, declarations, and payments of distributions to holders of Trust common shares will continue to be at the sole discretion of the Board. Historically, our distribution policy has been to make regular distributions on outstanding common shares. Because the Trust will incur entity level income taxes following the tax reclassification, we reduced our anticipated annual distribution from the current $1.44 per Trust common share per year to $1.00 per Trust common share per year. Our distribution policy may be changed at any time at the discretion of the Board.
We will issue final Schedule K-1s with respect to our final taxable period as a partnership beginning January 1, 2021 and ending August 31, 2021, the last day on which the Trust was treated as a partnership for U.S. federal income tax purposes. Thereafter, items of income, gain loss, and deduction will not flow through to Trust shareholders and the Trust will no longer issue Schedule K-1s. Common shareholders will no longer be allocated taxable income as a result of their investment in the Trust and shareholders subject to rules regarding “unrelated business taxable income” (or “UBTI”) will no longer be allocated UBTI.
The Trust will be required to file Form 1120, U.S. Corporation Income Tax Return on an annual basis and for all taxable periods beginning on or after the tax reclassification. In addition, distribution with respect to Trust shares (including Trust preferred shares) will now be treated as corporate distributions and reported on Form 1099-DIV, instead of on Schedule K-1. Distributions from the Trust will be taxable as dividends to the extent the Trust has positive earnings and profits, as determined for U.S. federal income tax purposes. Dividends from the Trust with respect to Trust shares should be eligible for preferential tax treatment as “qualified dividends” to the extent the Trust shareholders receiving such dividends meet certain holding period requirements.
The foregoing description addresses only certain U.S. federal income tax consequences of the tax reclassification applicable to shareholders generally. We do not provide tax advice and nothing herein should be considered as such. Each shareholder should consult its tax advisor concerning the particular U.S. federal income, U.S. federal estate or gift, state, local, foreign and other tax consequences of the tax reclassification and holding Trust shares.
Acquisition of Lugano Diamonds
On September 3, 2021, the Company, through its newly formed acquisition subsidiaries, Lugano Holding, Inc., a Delaware corporation (“Lugano Holdings”), and Lugano Buyer, Inc., a Delaware corporation (“Lugano Buyer”) and a wholly-owned subsidiary of Lugano Holdings, acquired the issued and outstanding shares of stock of Lugano Diamonds and Jewelry Inc. ("Lugano") other than certain rollover shares described below (the “Lugano Transaction”). The Lugano Transaction was effectuated pursuant to a Stock Purchase Agreement (the “Lugano

Purchase Agreement”), also dated September 3, 2021, by and among Lugano Buyer, the sellers named therein (“Lugano Sellers”) and Mordechai Haim Ferder in his individual capacity and as initial representative of the Sellers. Based in Newport Beach, California and founded in 2004, Lugano makes one-of-a-kind jewelry for some of the world’s most discerning clientele. In addition to its product offerings, Lugano frequently partners with local, influential organizations to host and sponsor more than 100 equestrian, social and charity events throughout the year.
The Company made loans to, and purchased a 60% equity interest in, Lugano. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $263.3 million. The selling shareholders invested in the transaction along with the Company, representing 40% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Lugano. CGM will receive integration service fees of $2.3 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended December 31, 2021. The Company incurred $1.8 million of transaction costs in conjunction with the Lugano acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2021. The Company funded the acquisition with cash on hand and a $120 million draw on its 2021 Revolving Credit Facility.
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement (the "2021 Credit Facility") to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit (the "2021 Revolving Credit Facility") up to a maximum aggregate amount of $600 million and also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the 2021 Revolving Credit Facility.
Senior Notes Issuance
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Notes due 2029 (the "2029 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility and to redeem our 2026 Notes.
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Notes due 2032 (the "2032 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the Notes is payable in cash on January 15th and July 15th of each year. The 2032 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2032 Notes was used to repay debt outstanding under the 2021 Revolving Credit Facility.
Common Share Offering
On September 7, 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. In connection with this offering, we entered into an At Market Issuance Sales

Agreement with B. Riley Securities, Inc. (“B. Riley”) and Goldman Sachs & Co. LLC (“Goldman” and, together with B. Riley, the “Sales Agents”) pursuant to which we may sell common shares of the Trust having an aggregate offering price of up to $500 million, from time to time through B. Riley and Goldman, acting as sales agents and/or principals. We sold 3,387,385 Trust common shares during the year ended December 31, 2021 and received net proceeds of approximately $115.1 million. We incurred approximately $2.1 million in commissions payable to the Sales Agents during the year ended December 31, 2021.
Disposition of Liberty Safe
On July 16, 2021, the Company, as majority stockholder of Liberty Safe Holding Corporation (“Liberty”) and as Sellers Representative, entered into a definitive Stock Purchase Agreement (the “Liberty Purchase Agreement”) with Independence Buyer, Inc. (“Liberty Buyer”), Liberty and the other holders of stock and options of Liberty to sell to Liberty Buyer all of the issued and outstanding securities of Liberty, the parent company of the operating entity, Liberty Safe and Security Products, Inc. On August 3, 2021, Liberty Buyer completed the acquisition of Liberty pursuant to the Liberty Purchase Agreement, as amended. The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, and is subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the Company (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the Company received approximately $128.0 million of total proceeds from the sale at closing. The Company recognized a gain on the sale of Liberty of $72.8 million during the year ended December 31, 2021.
Sale of Advanced Circuits
On October 13, 2021, the Company, as the representative (the “Sellers Representative”) of the holders (the “AC Sellers”) of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “AC Agreement”) with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer will acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). Under the terms of the AC Agreement, the AC Sellers will receive consideration in the amount of $310 million, composed of $240 million in cash and $70 million in common stock of a publicly traded special purpose acquisition company (“SPAC”) selected by AC Buyer to acquire AC Buyer (the “SPAC Transaction”) upon the closing of the transaction, excluding certain working capital and other adjustments. In addition, the AC Sellers may receive 2.4 million additional shares of SPAC common stock within five years, subject to SPAC stock price performance. The Company owns approximately 67% of the outstanding stock of Advanced Circuits on a fully diluted basis and expects to receive approximately 77% of the gross consideration payable under the AC Agreement. This amount is in respect of the Company’s outstanding loans to Advanced Circuits and its equity interests in Advanced Circuits. The closing of the transaction is expected to occur in the second quarter of 2022, however, there can be no assurances that all of the conditions to closing, which include the closing of the SPAC transaction, will be satisfied.
Common shares - For the 2021 fiscal year we declared distributions to our common shareholders totaling $2.21 per share, inclusive of our special cash distribution of $0.88 per share in connection with our tax reclassification.
Preferred shares - For the 2021 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.96875 on our Series B Preferred Shares and $1.96875 on our Series C Preferred Shares.
2021 Outlook and Significant Trends
COVID-19 Update
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The continued spread of COVID-19 and new variants of the virus around the world continue to present significant risks to our business. The economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic and the ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, the emergence of variants of the virus and the related length of its impact on the global economy, which are highly uncertain and difficult to accurately predict. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment. The Company anticipates that COVID-19 will continue to impact the results of operations, including a potential decrease in gross margins, operating income and Adjusted EBITDA at certain of our businesses during 2022.
The following are two significant trends resulting from COVID-19 that we anticipate may negatively impact our operating performance in 2022:
Global Supply Chain
The disruption in the global supply chain due to transportation delays and U.S. port congestion are expected to continue in 2022 and continue to place constraints on several of our businesses. Surges in demand and shifts in shopping patterns related to COVID-19, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. U.S. ports that have been unable to keep pace with unprecedented inbound container volume, which has led to shipping and unloading backlogs. The situation has been further exacerbated by COVID-19 protocols at many port locations. Due to the backlog at the ports and other supply chain disruptions, most of our businesses are experiencing shortages in materials and products, and significant increases in freight costs. Many of our companies are relying on expensive air freight to import goods to meet customer demand. We are also seeing the availability of raw materials, components and finished goods impacted by the supply chain challenges which has led to shortages of certain materials and led to pressure on revenue growth. In addition, the closure of certain Asian manufacturing facilities as a result of a lack of COVID-19 vaccines, local government quarantine efforts and electricity shortages have impacted our ability to import products timely. Further, in the U.S., the surge in demand along with COVID-19 related government stimulus and rising hourly labor wages, are creating labor shortages and higher labor costs. We expect these cost trends to continue in 2022.
Inflationary Cost Environment
During 2021, we experienced inflationary cost increases in our materials, labor and transportation costs. We expect that these inflationary cost increases will continue but will be partially mitigated by pricing actions implemented in 2021, as well as those that we plan to implement in 2022. In 2022, we expect changing market conditions and continued inflationary pressures to impact consumer spending. In December 2021, the Consumer Price Index increased approximately 7% year-over-year. and with price pressures unlikely to abate and expected changes in monetary policies, consumer spending may be negatively impacted in 2022.
Business Outlook
The Company anticipates that the areas of focus for 2022, which are generally applicable to each of our businesses, include:
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2021, 2020 and 2019, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
We acquired Lugano Diamonds in September 2021, BOA in October 2020 and Marucci Sports in April 2020. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2021, 2020 and 2019, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2021, 2020 and 2019, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2021 acquisition of Lugano Diamonds, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2020. For the 2020 acquisitions of Marucci Sports and BOA, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2019. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2021	2020	2019

Net revenues	$1,841,668	$1,359,566	$1,263,298
Cost of revenues	1,115,711	864,601	806,366
Gross profit	725,957	494,965	456,932
Selling, general and administrative expense	459,204	344,418	308,402
Management fees	46,943	33,749	36,030
Amortization of intangible assets	80,307	61,682	53,629
Asset impairment expense	—	—	32,881
Operating income	139,503	55,116	25,990
Interest expense, net	(58,839)	(45,769)	(58,218)
Amortization of debt issuance costs	(2,979)	(2,454)	(3,314)
Loss on debt extinguishment	(33,305)	—	(12,319)
Other income (expense)	(1,184)	(2,459)	(12,239)
Income (loss) from continuing operations before income taxes	43,196	4,434	(60,100)
Provision (benefit) for income taxes	18,337	10,175	9,914
Income (loss) from continuing operations	$24,859	$(5,741)	$(70,014)
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net revenues
Net revenues for the year ended December 31, 2021 increased by approximately $482.1 million or 35.5% compared to the corresponding period in 2020. Our Marucci business, which we acquired in April 2020, contributed $74.7 million in incremental net revenue during the year ended December 31, 2021, and our BOA business, which we acquired in October 2020, contributed $139.9 million in incremental revenue in 2021. Our Lugano business, which we acquired in September 2021, had $54.4 million in revenue during the period of our ownership. During the year ended December 31, 2021 as compared to the year ended December 31, 2020, we saw notable sales increases at 5.11 ($43.9 million increase), and Velocity ($54.4 million increase) as a result of an increased consumer focus on outdoor related brands. Our Altor Solutions business also saw an increase in net revenues of $50.2 million, primarily as a result of add-on acquisitions that occurred in July 2020 and October 2020. We also saw notable increases in net revenue in 2021 as compared to 2020 at several of our other business which saw increased sales compared to the prior year, which was negatively impacted by the COVID-19 pandemic. These increases in net revenue occurred at Ergobaby ($18.9 million increase), Arnold ($41.0 million increase, which was partially attributable to an add-on acquisition in March 2021) and Sterno ($5.1 million increase). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $251.1 million during the year ended December 31, 2021, compared to the corresponding period in 2020, primarily as a result of the increase in net revenues. Our Marucci and BOA businesses contributed $84.7 million of the increase, and our Lugano business had $30.2 million in cost of revenues in 2021. Gross profit as a percentage of net revenues was approximately 39.4% in year ended December 31, 2021 compared to 36.4% in 2020. We recognized $5.9 million in expense related to the amortization of the inventory step-up resulting from our purchase price allocation of Marucci Sports and BOA and Altor's acquisition of Polyfoam during the year ended December 31, 2020, and $2.8 million in expense related to the inventory step-up resulting from our purchase price allocation for Lugano during the year-ended December 31, 2021. Excluding the effect of the amortization of inventory step-up, gross profit as a percentage of net revenues was 39.7% and 36.8%, respectively, for 2021 and 2020. The increase in gross profit percentage in 2021 as compared to 2020 was primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. The gross margins at our niche industrial businesses have been impacted by global supply chain constraints and increased costs of materials and components. The impact from these factors has been mostly offset by gains in operating efficiencies and price increases to our customers. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $114.8 million during the year ended December 31, 2021, compared to the corresponding period in 2020. $20.2 million of the increase is attributable to our Marucci business, which was acquired in April 2020, and $38.9 million of the increase is attributable to BOA, which was acquired in October 2020. $12.0 million of the increase is attributable to Lugano, including $1.8 million in transaction costs related to the acquisition of Lugano in the current year. We also saw an increase in selling, general and administrative expense at several of our subsidiaries versus the prior year as spending on variable expenses was reduced in the prior year in response to the impact of the COVID-19 pandemic, with the current year spend reflecting more normal levels of selling, general and administrative spend. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense increased from $14.2 million in 2020 to $17.3 million in 2021. The increase in corporate general and administrative expense during 2021 is primarily due to increased professional fees associated with our election for the Trust to be treated as a corporation for U.S. federal income tax purposes, and an increase in variable spending that had been reduced in the prior year as a result of the COVID-19 pandemic.

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2021, we incurred approximately $46.9 million in management fees as compared to $33.7 million in fees in the year ended December 31, 2020. The increase in management fees is primarily attributable to our acquisition of Marucci in April 2020, BOA in October 2020 and Lugano in September 2021, offset by our sale of Liberty in August 2021. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid during 2021 than would have normally been due. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the cash proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM has entered into a waiver of the MSA at December 31, 2021 to exclude the cash balances held at the LLC from the calculation of the management fee. In the first quarter of 2020, as a proactive measure to provide the Company with additional liquidity in light of the onset of the COVID-19 pandemic, the Company drew $200 million down on the 2018 Revolving Credit Facility. The Company and CGM entered a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to cash balances at March 31, 2020 which reduced the amount of management fee that would have been paid in the first quarter of 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020 in light of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020.
Amortization expense
Amortization expense for the year ended December 31, 2021 increased $18.6 million to $80.3 million as compared to the prior year, primarily as a result of the acquisitions of Marucci in April 2020, BOA in October 2020 and Lugano in September 2021.
Interest Expense
We recorded interest expense totaling $58.8 million for the year ended December 31, 2021 compared to $45.8 million for the comparable period in 2020, an increase of $13.1 million. The increase in interest expense in the current year reflects the higher amount outstanding on our senior notes during the current year after we redeemed $600.0 million of our 8.000% 2026 Senior Notes and issued $1000.0 million of 5.250% 2029 Notes in March of 2021, and issued an additional $300.0 million of 5.000% Senior Notes due in 2032 in November 2021. We also had an increase in the average amount outstanding under our Revolving Credit Facility during 2021 compared to the prior year. The average amount outstanding on our Revolving Credit Facility in 2021 was approximately $125.2 million, while the average amount outstanding during 2020 was $101.4 million.
Income Taxes
We had income tax expense of $18.3 million with an effective income tax rate of 42.5% during the year ended December 31, 2021 compared to income tax expense of $10.2 million with an effective income tax rate of 229.5% during the same period in 2020. Our net income from continuing operations before income taxes for the year ended December 31, 2021 increased $38.8 million as compared to income from continuing operations before taxes for the year ended December 31, 2020 ($43.2 million in 2021 compared to $4.4 million in 2020). Our income tax provision increased by $8.2 million in 2021 as compared to 2020. The tax provision reflects the effect of state and local taxes, foreign taxes and the related allocation of income at our subsidiaries, in addition to the effect of the losses at our parent company. The effective tax rate for the years ended December 31, 2021 and 2020 includes a loss at our parent company, which was previously taxed as a partnership.
On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. The Trust recorded a deferred tax benefit of $12.1 million at December 31, 2021 to reflect the effect of the classification of ACI as held-for-sale.
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net revenues
Net revenues for the year ended December 31, 2020 increased by approximately $96.3 million or 7.6% compared to the corresponding period in 2019. During the year ended December 31, 2020 as compared to the year ended

December 31, 2019, we saw notable sales increases at 5.11 ($12.5 million increase) and Velocity ($68.2 million increase) as a result of an increased consumer focus on outdoor related brands. Our Altor business also saw an increase in net revenues of $8.6 million as a result of an add-on acquisition that occurred in July 2020. Our Marucci business, which we acquired in April 2020, had net sales of $43.4 million during our ownership period in 2020, and our BOA business, which we acquired in October 2020, had net sales of $25.3 million during our period of ownership. These increases in net revenue were partially offset by decreases in net revenue in 2020 as compared to 2019 at our other businesses, primarily as a result of the effects of the COVID-19 pandemic, notably Ergobaby ($15.3 million decrease), Arnold ($21.0 million decrease) and Sterno ($25.5 million decrease). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $58.2 million during the year ended December 31, 2020, compared to the corresponding period in 2019, primarily as a result of the increase in net revenues. Gross profit as a percentage of net revenues was approximately 36.4% in year ended December 31, 2020 compared to 36.2% in 2019. We recognized $5.9 million in expense related to the amortization of the inventory step-up resulting from our purchase price allocation of Marucci Sports and BOA and Altor's acquisition of Polyfoam during the year ended December 31, 2020. Excluding the effect of the amortization of inventory step-up, gross profit as a percentage of net revenues was 36.8%. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $36.0 million during the year ended December 31, 2020, compared to the corresponding period in 2019. The increase in selling, general and administrative expense primarily relates to the acquisition of Marucci Sports in April 2020 and BOA in October 2020. In addition to the incremental selling, general and administrative expense incurred by these businesses subsequent to their acquisition, we incurred $4.8 million in acquisition costs and $2.1 million in integration related fees from these acquisitions in 2020. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense decreased from $14.9 million in 2019 to $14.2 million in 2020, primarily due to decreased travel costs, partially offset by costs associated with an unsuccessful acquisition.
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

Amortization expense
Amortization expense for the year ended December 31, 2020 increased $8.1 million to $61.7 million as compared to the prior year, primarily as a result of the acquisitions of Marucci in April 2020 and BOA in October 2020.
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
Income Taxes
We had income tax expense of $10.2 million with an effective income tax rate of 229.5% during the year ended December 31, 2020 compared to income tax expense of $9.9 million with an effective income tax rate of 16.5% during the same period in 2019. The effective tax rate for the years ended December 31, 2020 and 2019 includes a loss at our parent company, which was previously taxed as a partnership. Although we had income from continuing operations before income taxes for the year ended December 31, 2020 as compared to a loss from continuing operations for the year ended December 31, 2019 ($4.4 million income in 2020 compared to a $60.1 million loss in 2019), our income tax provision increased by only $0.3 million in 2020 as compared to 2019. The tax provision reflects the effect of state and local taxes, foreign taxes and the related allocation of income at our subsidiaries, in addition to effect of the losses at our parent company. The effective income tax rate in the prior year also reflects the effect of the impairment expense recognized at Velocity and the utilization of tax credits.
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
Branded Consumer Businesses
5.11
Overview
5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.

Results of Operations

	Year ended December 31,
(in thousands)	2021		2020		2019
Net sales	$444,963	100.0%	$401,106	100.0%	$388,645	100.0%
Gross profit	$235,288	52.9%	$202,245	50.4%	$191,594	49.3%
Selling, general and administrative expense	$186,090	41.8%	$162,386	40.5%	$159,441	41.0%
Operating income	$39,374	8.8%	$30,087	7.5%	$22,408	5.8%
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $445.0 million, an increase of $43.9 million, or 10.9%, compared to the same period in 2020. This increase is due primarily to direct-to-consumer growth of $35.0 million, up 22% from the prior year comparable period. Retail sales grew largely due to fifteen new retail store openings since December 2020 (bringing the total store count to eighty-seven as of December 31, 2021) as well as positive growth in same-store sales for the year ended December 31, 2021 as compared to the same period last year which was negatively impacted by the effects of the COVID-19 pandemic. Net sales were also positively impacted by wholesale sales growth of $18.6 million, up 8% from the prior year which was negatively impacted by the effects of the COVID-19 pandemic. The increase in sales from direct-to-consumer and wholesale was partially offset by a decrease of $8.4 million in sales in our direct to agency business (DTA) as we fulfilled a large contract in 2020 which did not repeat in 2021.
Gross profit
Gross profit as a percentage of net sales increased from 50.4% in the year ended December 31, 2020 to 52.9% in the year ended December 31, 2021. Growth in gross margin was driven by channel mix as direct-to-consumer sales, which realize a higher gross margin than wholesale sales, grew versus the prior period. The growth in gross profit percentage for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was partially offset by increases in inbound ocean and air freight as logistic challenges caused by the COVID-19 pandemic increased supply chain costs.
Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2021 increased to $186.1 million or 41.8% of net sales compared to $162.4 million or 40.5% of net sales for the year ended December 31, 2020. The increase in selling, general and administrative expense for the year ended December 31, 2021 as compared to the prior year comparable period was driven by the costs associated with additional retail stores (eighty-seven open in 2021 versus seventy-three open in 2020 during the comparable period), as well as additional sales and marketing spend to drive digital sales. For the year ended December 31, 2020, management significantly reduced variable expenses, including payroll, bonus, travel and entertainment, and sales and marketing, as a response to decreased sales from the effects of the COVID-19 pandemic. While management continues to control and reduce variable expenses, payroll and bonus for fiscal 2021 increased in correlation with the increase in net sales.
Income from operations
Income from operations for the year ended December 31, 2021 was $39.4 million, an increase of $9.3 million when compared to the same period in 2020, based on the factors described above.
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
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for BOA for the years ended December 31, 2020 and 2019 as if we had acquired the business on January 1, 2019. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for BOA have been included in the consolidated results of operation from the date of acquisition, October 16, 2020.

	Year ended December 31,
	2021		2020		2019
(in thousands)			Pro forma		Pro forma
Net sales	$165,150	100.0%	$106,365	100.0%	$106,276	100.0%
Gross profit	$100,976	61.1%	$62,840	59.1%	$61,647	58.0%
Selling, general and administrative expense	$50,591	30.6%	$40,845	38.4%	$39,153	36.8%
Income from operations	$33,976	20.6%	$5,750	5.4%	$6,254	5.9%

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
Year ended December 31, 2021 compared to the Pro forma Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $165.2 million, an increase of $58.8 million or 55.3% when compared to net sales of $106.4 million for the year ended December 31, 2020. This increase is due to underlying category and BOA momentum within key markets including Snow Sports, Cycling, Athletic, Outdoor & Workwear. The three factors primarily impacting growth rates were market share gains in key categories, consumer participation increases as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 61.1% for the year ended December 31, 2021 compared to 59.1% for the same period in 2020. The cost of sales for the year ended December 31, 2020 includes $1.5 million related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2020 was 60.5%. The increase in gross profit as a percentage of net sales during the current year is attributable primarily to product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 was $50.6 million, an increase of $9.7 million as compared to selling, general and administrative expense of $40.8 million for the year ended December 31, 2020. Selling general and administrative expense in the current year includes $3.3 million in integration services fees paid to CGM. The remainder of the increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments. Selling, general and administrative expense for the year ended December 31, 2020 included $2.5 million in transaction costs related to the acquisition of BOA, and $1.1 million in integration services fees paid to CGM.
Income from operations
Income from operations was $34.0 million for the year ended December 31, 2021 as compared to $5.8 million in income from operations in the year ended December 31, 2020, an increase of $28.2 million based on the factors noted above.
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
Ergobaby
Overview
Ergobaby, headquartered in Torrance, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers, and related products. Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than half of its sales from outside of the United States.
Results of Operations

	Year ended December 31,
(in thousands)	2021		2020		2019
Net sales	$93,631	100.0%	$74,728	100.0%	$89,995	100.0%
Gross profit	$61,139	65.3%	$49,295	66.0%	$57,081	63.4%
Selling, general and administrative expense	$43,923	46.9%	$36,281	48.6%	$38,867	43.2%
Income from operations	$9,087	9.7%	$5,194	7.0%	$10,404	11.6%
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $93.6 million, an increase of $18.9 million or 25.3% compared to the same period in 2020. During the year ended December 31, 2021, international sales were approximately $60.3 million, representing an increase of $12.2 million over the corresponding period in 2020 primarily as a result of increased sales to APAC and EMEA distributors as well as increased sales in EMEA direct territories through key accounts and e-commerce channels. Domestic sales were $33.3 million during the year ended December 31, 2021, reflecting an increase of $6.6 million compared to the corresponding period in 2020. The increase in domestic sales was primarily attributable to strong e-commerce sales across both the Ergo and Tula brands as well as increased key accounts sales.
Gross profit
Gross profit as a percentage of net sales was 65.3% for the year ended December 31, 2021 compared to 66.0% for the same period in 2020. The decrease in gross profit as a percentage of net sales was primarily due to increased inbound freight as a result of continued supply chain shortages. This more than offset favorable shifts in the mix of sales channels and mix of products sold during the year ended December 31, 2021.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 increased to approximately $43.9 million or 46.9% of net sales compared to $36.3 million or 48.6% of net sales for the same period of 2020.

The increase in selling, general and administrative expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is a result of increases in variable expenses tied to sales (primarily outbound freight), marketing expenses related to multiple new product launches, as well as increased payroll expenses.
Income from operations
Income from operations for the year ended December 31, 2021 increased $3.9 million, to $9.1 million, compared to $5.2 million for the same period of 2020, primarily as a result of the factors described above.
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
Lugano
Overview
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
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for Lugano for the years ended December 31, 2021 and 2020 as if we had acquired the business on January 1, 2020. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Lugano have been included in the consolidated results of operation from the date of acquisition, September 3, 2021.

	Year ended December 31,
(in thousands)	2021		2020
	Pro forma		Pro forma
Net sales	$125,105	100.0%	$67,221	100.0%
Gross profit	$58,778	47.0%	$33,194	49.4%
Selling, general and administrative expense	$23,846	19.1%	$12,642	18.8%
Income from operations	$29,165	23.3%	$14,826	22.1%
Pro forma financial information for Lugano for the year ended December 31, 2021 and December 31, 2020 includes pre-acquisition results of operations for the period from January 1, 2021 through September 3, 2021, the acquisition date of Lugano, and January 1, 2020 through December 31, 2020, for comparative purposes. The historical results of Lugano have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. Pro forma results of operations include the following pro forma adjustments as if we had acquired Lugano January 1, 2020:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.3 million and $0.6 million, for the years ended December 31, 2021 and 2020, respectively.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Lugano of $5.0 million for the years ended December 31, 2021 and 2020.
•Management fees that would have been payable to the Manager during each period.
Pro forma Year ended December 31, 2021 compared to the Pro forma Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 increased approximately $57.9 million or 86.1%, to $125.1 million, compared to the corresponding year ended December 31, 2020. Lugano sells high-end jewelry primarily through retail salons in California, Florida and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The effects of the COVID-19 pandemic in the prior year severely impacted both the operations of the retail salons and the number of events attended by Lugano which led to reduced net sales as compared to the current year.
Gross profit
Gross profit as a percentage of net sales totaled approximately 47.0% in the year ended December 31, 2021 compared to 49.4% in the year ended December 31, 2020. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period. In the current period, Lugano recorded $2.8 million in amortization to cost of goods sold related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2021 was 53.0%.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 increased to approximately $23.8 million or 19.1% of net sales compared to $12.6 million or 18.8% of net sales for the same period of 2020. The effects of the COVID-19 pandemic in the prior year led to a reduction in variable costs, particularly marketing spend, in the year ended December 31, 2021. The selling, general and administrative expense in the current year reflects a more normalized level of spending.
Income from operations
Income from operations increased $14.3 million during the year ended December 31, 2021 to $29.2 million compared to income from operations of $14.8 million during the same period in 2020, principally as a result of the increase in sales and gross profit in 2021, as described above.

Marucci Sports
Overview
Founded in 2009 and headquartered in Baton Rouge, Louisiana, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, grips, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. Marucci products are available through owned websites, their team sales organization, Big Box Retailers, and third party e-commerce & resellers.
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the years ended December 31, 2020 and 2019 as if we had acquired the business on January 1, 2019. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition, April, 20, 2020.

	Year ended December 31,
	2021		2020		2019
(in thousands)			Pro forma		Pro forma
Net sales	$118,166	100.0%	$65,942	100.0%	$66,524	100.0%
Gross profit	$64,377	54.5%	$33,774	51.2%	$35,834	53.9%
Selling, general and administrative expense	$40,825	34.5%	$30,458	46.2%	$30,927	46.5%
Income (loss) from operations	$16,419	13.9%	$(3,898)	(5.9)%	$(604)	(0.9)%
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
Year ended December 31, 2021 compared to the Pro forma Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $118.2 million, an increase of $52.2 million as compared to net sales of $65.9 million for the year ended December 31, 2020. The increase in net sales was primarily due to increased customer demand and market share in many of Marucci's key product lines including aluminum and wood bats, batting gloves, and bags. The increased sales from these products occurred in both retail and direct channels. In the prior year, the shutdown of professional and youth baseball and softball in March as a response to the COVID-19 pandemic led to a significant drop off in demand for product through the first half of 2020, with demand beginning to pick up during the back half of 2020 after the resumption of professional and youth sports.
Gross profit
Gross profit for the year ended December 31, 2021 increased $30.6 million as compared to the year ended December 31, 2020. Gross profit as a percentage of sales was 54.5% for the year ended December 31, 2021 as compared to 51.2% for the year ended December 31, 2020. The cost of sales for the year ended December 31, 2020 includes $4.3 million related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2020 was 57.7%. During the current year, Marucci's facilities in Baton Rouge were damaged by floodwaters, which resulted in the write-off of $1.8 million in inventory, negatively impacting the gross profit in 2021 and resulting in a decrease versus adjusted gross profit percentage from 2020. Gross profit as a percentage of net sales during the year ended December 31, 2021 was also impacted by various factors including a shift of product mix in favor of higher margin products, mainly its aluminum bats, and channel mix, with increased sales through Marucci's higher margin direct-to-consumer and e-commerce channels, as well as increased freight costs.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 was $40.8 million, or 34.5% of net sales compared to $30.5 million, or 46.2% of net sales for the year ended December 31, 2020. The increase in selling, general and administrative expense correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.
Income (loss) from operations
Income from operations for the year ended December 31, 2021 was $16.4 million compared to loss from operations of $3.9 million for the same period in 2020, primarily as a result of the factors noted above.
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
Results of Operations

	Year ended December 31,
(in thousands)	2021		2020		2019
Net sales	$270,426	100.0%	$215,996	100.0%	$147,842	100.0%
Gross profit	$85,147	31.5%	$66,819	30.9%	$40,660	27.5%
Selling, general and administrative expense	$35,790	13.2%	$32,263	14.9%	$25,295	17.1%
Impairment expense	$—	—%	$—	—%	$32,881	22.2%
Income (loss) from operations	$39,725	14.7%	$24,925	11.5%	$(27,138)	(18.4)%
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $270.4 million compared to net sales of $216.0 million for the year ended December 31, 2020, an increase of $54.4 million or 25.2%. The increase in net sales during the year ended December 31, 2021 is attributable to launching innovative new products, new branding initiatives, along with an increase in consumer participation in Velocity categories.
Gross profit
Gross profit as a percentage of net sales was 31.5% for the year ended December 31, 2021 as compared to 30.9% in the year December 31, 2020. The increase in gross profit as a percentage of net sales was primarily attributable to the impact of new, feature rich, higher margin products across Airgun and Archery divisions..
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 was $35.8 million, or 13.2% of net sales compared to $32.3 million, or 14.9% of net sales, for the year ended December 31, 2020. The increase in selling, general and administrative expense is primarily related to volume driven expenses that correlate to the increase in sales, as well as additional investments in branding and marketing initiatives.
Income from operations
Income from operations for the year ended December 31, 2021 was $39.7 million, an increase of $14.8 million when compared to income from operations of $24.9 million for the comparable period in 2020. The increase in operating income in the year ended December 31, 2021 reflects the factors noted above.
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
Income (loss) income from operations
Income from operations for the year ended December 31, 2020 was $24.9 million, an increase of $52.1 million when compared to loss from operations of $27.1 million for the comparable period in 2019. Velocity recognized impairment expense of $32.9 million in 2019 after determining that interim impairment testing was necessary in the prior year. The increase in operating income in the year ended December 31, 2020 reflects the factors noted above, and the effect of the impairment expense on the operating income in 2019.

Niche Industrial Businesses
Altor Solutions
Overview
Founded in 1957 and headquartered in Scottsdale, Arizona, Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Altor operates 16 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others.
Results of Operations

	Year ended December 31,
	2021		2020		2019
(in thousands)
Net sales	$180,217	100.0%	$130,046	100.0%	$121,424	100.0%
Gross profit	$43,759	24.3%	$39,435	30.3%	$34,418	28.3%
Selling, general and administrative expense	$17,068	9.5%	$14,423	11.1%	$11,143	9.2%
Income from operations	$17,962	10.0%	$15,939	12.3%	$14,292	11.8%
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $180.2 million, an increase of $50.2 million, or 38.6%, compared to the year ended December 31, 2020. The increase in net sales during the year was primarily due to the acquisition of Polyfoam in July 2020, the acquisition of Plymouth Foam in October 2021, the continued recovery from the effects of the COVID-19 pandemic experienced in the prior year, organic growth and contractual increases in selling prices during the current year.
Gross profit
Gross profit as a percentage of net sales was 24.3% and 30.3%, respectively, for the years ended December 31, 2021 and 2020. The decrease in gross profit as a percentage of net sales in the year ended December 31, 2021 was primarily due to increases in the price of Altor's primary raw material, EPS, during 2021, margin dilution due to the acquisition of Polyfoam and Plymouth Foam, which have historically had lower margins than the legacy business, and increased operating expenses, including labor, utilities and supplies.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 was $17.1 million as compared to $14.4 million for the year ended December 31, 2020, an increase of $2.6 million. The increase in selling, general and administrative expense for the year ended December 31, 2021 is primarily attributable to the acquisition of Polyfoam in the third quarter of 2020 and Plymouth Foam in the fourth quarter of 2021, and increased information technology and professional fees incurred during the current year.
Income from operations
Income from operations was $18.0 million for the year ended December 31, 2021 as compared to $15.9 million for the year ended December 31, 2020, an increase of $2.0 million based on the factors noted above.
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
Gross profit
Gross profit as a percentage of net sales was 30.3% and 28.3%, respectively, for the years ended December 31, 2020 and 2019. The increase in gross profit as a percentage of net sales in the year ended December 31, 2020 was primarily due to the decreasing price of expanded polystyrene ("EPS") resin. A majority of Altor's products are made with EPS resin, an oil and natural gas derived polymer with an added expansion agent, therefore raw material costs will fluctuate based on the price of oil and natural gas.
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
Arnold
Overview
Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold produces high performance permanent magnets (PMAG), turnkey electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with our customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York.

Results of Operations

	Year ended December 31,
(in thousands)	2021		2020		2019
Net sales	$139,941	100.0%	$98,990	100.0%	$119,948	100.0%
Gross profit	$39,463	28.2%	$23,529	23.8%	$31,180	26.0%
Selling, general and administrative expense	$22,751	16.3%	$17,692	17.9%	$19,050	15.9%
Income from operations	$11,988	8.6%	$2,096	2.1%	$8,361	7.0%
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were approximately $139.9 million, an increase of $41.0 million compared to the same period in 2020. The increase in net sales is primarily a result of increased demand in defense and industrial markets driven in part by the acquisition of Ramco Electric Motors, Inc. ("Ramco") in March 2021. International sales were $43.0 million and $37.9 million for the years ended December 31, 2021 and 2020, respectively, an increase of $5.1 million.
Gross profit
Gross profit was $39.5 million for the year ended December 31, 2021 as compared to $23.5 million for the same period in 2020. Gross profit as a percentage of net sales increased to 28.2% in 2021 from 23.8% in 2020, principally due to increased volume, favorable product mix and improvements in operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2021 was $22.8 million as compared to approximately $17.7 million for the year ended December 31, 2020. The increase in selling, general and administrative expense was due to higher staffing related costs, acquisition costs, recruiting costs and increased information technology costs. Selling, general and administrative expense represented 16.3% of net sales for the year ended December 31, 2021 as compared to 17.9% for the same period in 2020. The decrease in selling, general and administrative expense as a percentage of net sales was due to overall higher sales volume as compared to the prior year.
Income from operations
Arnold had income from operations of approximately $12.0 million for the year ended December 31, 2021, as compared to income from operations of $2.1 million for the year ended December 31, 2020, an increase of $9.9 million year over year based on the factors stated above.
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
Sterno
Overview
Sterno, headquartered in Corona, California, is the parent company of Sterno LLC ("Sterno Products"), Sterno Home Inc. ("Sterno Home"), and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, flameless candles and outdoor lighting products through Sterno Home, and scented wax cubes and warmer products used for home decor and fragrance systems through Rimports. During 2021, Sterno made the strategic decision to incorporate the product lines of Sterno Home into Rimports.
Results of Operations

	Year ended December 31,
(in thousands)	2021		2020		2019
Net sales	$375,127	100.0%	$369,981	100.0%	$395,444	100.0%
Gross profit	$72,010	19.2%	$78,203	21.1%	$101,999	25.8%
Selling, general and administrative expense	$32,856	8.8%	$34,919	9.4%	$39,740	10.0%
Income from operations	$19,877	5.3%	$25,772	7.0%	$44,810	11.3%
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were approximately $375.1 million, an increase of $5.1 million or 1.4% compared to net sales for the year ended December 31, 2020. The increase in net sales reflects an increase in sales at both Sterno Products and Rimports as compared to the prior year. Sterno Products began to see a return of demand in the food service and hospitality industries in the latter half of 2021, while Rimports has continued to see strong consumer demand for their products at the retail level.
Gross profit
Gross profit as a percentage of net sales decreased from 21.1% for the year ended December 31, 2020 to 19.2% for the same period ended December 31, 2021. The decrease in gross profit as a percentage of net sales during 2021 as compared to 2020 was attributable to sales mix, additional inventory reserves recorded in 2021 due to product rationalization as Sterno Home integrated with Rimports, and increases in distribution costs, wages and raw materials.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 was approximately $32.9 million as compared to $34.9 million in the year ended December 31, 2020, a decrease of $2.1 million or 5.9%, reflecting lower salaries, commissions, and various cost savings initiatives implemented to address the effects of decreased demand from COVID-19. Selling, general and administrative expense represented 8.8% of net sales for the year ended December 31, 2021 and 9.4% for the year ended December 31, 2020.
Income from operations
Income from operations for the year ended December 31, 2021 was approximately $19.9 million, a decrease of $5.9 million when compared to the same period in 2020, based on the factors noted above.
Year ended December 31, 2020 compared to the Year ended December 31, 2019
Net sales
Net sales for the year ended December 31, 2020 were approximately $370.0 million, a decrease of $25.5 million or 6.4% compared to net sales for the year ended December 31, 2019. The net sales variance reflects a decrease in sales at Sterno Products and Sterno Home as a result of the effect of COVID-19 on the food service and retail industries beginning in the latter half of March, partially offset by favorable sales volume at Rimports of wax and essential oils during 2020. The food service industry continues to be negatively impacted by the COVID-19 pandemic in 2021.
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

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2021 Credit Facility to fund our operating, investing and financing activities. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on our common and preferred Trust shares, and strategic growth initiatives, including acquisitions. We had total available cash and cash equivalents of $157.1 million and $60.0 million as of December 31, 2021 and 2020, respectively.
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of December 31, 2021, we had $1000.0 million of indebtedness associated with our 5.250% 2029 Notes, and $300 million of indebtedness associated with our 5.000% 2032 Notes. There are no required quarterly principal payments on our 2029 Notes or 2032 Notes. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates.
The following table summarizes our cash activity for the years presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash provided by operating activities	$134,051	$148,625	$84,562
Cash (used in) provided by investing activities	(317,496)	(700,834)	743,126
Cash provided by (used in) financing activities	273,206	521,725	(779,522)
Effect of exchange rates on cash and cash equivalents	228	914	(1,178)
Increase (decrease) in cash and cash equivalents	$89,989	$(29,570)	$46,988
Cash Flow from Operating Activities
2021
Cash flows provided by operating activities totaled approximately $134.1 million for December 31, 2021, which represents a decrease of $14.6 million compared to cash flow from operating activities of $148.6 million for the year ended December 31, 2020. The decrease in cash flows in 2021 is primarily attributable to an increase in cash used for working capital. Cash used in operating activities for working capital for the year ended December 31, 2021 was $81.0 million, as compared to cash provided by operating activities for working capital of $2.4 million for the year ended December 31, 2020. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter. In the current year, several of our businesses had higher inventory levels than normal given significantly longer lead times due to supply chain issues, which led to higher than normal levels of inventory at December 31, 2021. In the prior year, the COVID-19 pandemic led our businesses to implement a variety of steps to conserve cash and increase liquidity given the uncertainty in the economy, resulting in a lower usage of cash for working capital. The increase in cash used in operating activities for working capital also reflects the acquisition of Marucci Sports and BOA in the second and fourth quarter, respectively, of the prior year, and Lugano in the third quarter of the current year. We expect that Lugano will use cash to build inventory over the next twelve months to support its anticipated sales growth.
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
Cash Flow from Investing Activities
2021
Cash flows used in investing activities totaled approximately $317.5 million for the year ended December 31, 2021, compared to $700.8 million used in investing activities during the year ended December 31, 2020. Investing activities in the current year reflect our acquisition of Lugano in September 2021, plus add-on acquisitions at Arnold (Ramco Electric Motors), Altor Solutions (Plymouth Foam) and Marucci (Lizard Skins) ($404.3 million), while investing activities in the prior year reflect our acquisition of Marucci in April 2020, BOA in October 2020 and an add-on acquisition by Altor Solutions in July 2020 ($667.1 million). The cash flows used in investing activities in the current year was offset by the proceeds received from our sale of Liberty Safe in August 2021 ($101.0 million in proceeds).
Our spending on capital expenditures increased $11.1 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, with $39.9 million in capital expenditures in 2021 and $28.8 million in capital expenditures in 2020. The additional capital expenditures reflects our acquisitions of Marucci in the second quarter of 2020 and BOA in the fourth quarter of 2020, as well as an increase in expenditures in the current year after reduced spending in 2020 as our businesses limited spending during the early stages of the COVID-19 pandemic. We expect capital expenditures for fiscal year 2022 to be approximately $70 million to $80 million.
2020
Cash flows used in investing activities totaled approximately $700.8 million for the year ended December 31, 2020, compared to $743.1 million provided by investing activities during the year ended December 31, 2019. Cash provided by investing activities in the prior year primarily related to the proceeds received from the sale of our Manitoba Harvest and Clean Earth businesses, while investing activities in the current year reflect our acquisition of Marucci in April 2020, BOA in October 2020 and an add-on acquisition by Altor Solutions in July 2020 ($667.1 million). Capital expenditures in the year ended December 31, 2020 decreased $4.1 million compared to the year ended December 31, 2019, which reflects a reduction in our capital spending in the current year in response to the anticipated effect of the COVID-19 pandemic on our cash flows.
2019
Cash flows provided by investing activities totaled approximately $743.1 million for the year ended December 31, 2019, compared to $604.1 million used in investing activities during the year ended December 31, 2018. Cash flows from Clean Earth and Manitoba Harvest, which are reflected as discontinued operations, totaled $279.2 million in fiscal year 2019 and reflects the effect of the sale transactions. Cash provided by investing activities in the current year primarily relates to the proceeds received from the sales of Clean Earth and Manitoba. In the year ended December 31, 2018, we had a platform acquisition in the first quarter, Altor, and several add-on acquisitions at our subsidiaries. Sterno acquired Rimports in February 2018, and our Velocity Outdoor subsidiary acquired Ravin in September 2018. The total cash paid for these acquisitions during 2018 was $495.1 million. Capital expenditures in the year ended December 31, 2019 decreased $6.1 million, due primarily to expenditures at our 5.11 business related to investments in various infrastructure and systems projects in 2018 that were nonrecurring in 2019.
Cash Flow from Financing Activities
2021
Cash flows provided by financing activities totaled approximately $273.2 million for the year ended December 31, 2021, as compared to cash flows used in financing activities of $521.7 million for the year ended December 31, 2020. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Notes. In the fourth quarter of 2021, we completed an offering of $300.0 million of our 2032 Notes, and used the proceeds to pay down our 2021 Revolving Credit Facility. Financing activities in both periods reflect the payment of our common and preferred share distributions. In the current year, we also paid a special common share distribution of $57.1 million to our shareholders upon the reclassification of the Trust to a corporation for income tax purposes. In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At The Market program pursuant to which we may sell common shares of the Trust. We received $114.6 million in net cash proceeds from the sale of Trust common shares under this program in the current year. During the year ended December 31, 2021, we made a distribution to the Allocation Member of $17.3 million related to the five-year Holding Event of our Liberty, Ergobaby and ACI business, and $16.8 million related to the Sale Event of Liberty Safe. In the prior year, we made a distribution to the Allocation Member of $9.1 million related to the five-year Holding Event for our Sterno business.
2020
Cash flows provided by financing activities totaled approximately $521.7 million for the year ended December 31, 2020, as compared to cash flows used in financing activities of $779.5 million for the year ended December 31, 2019. Financing activities in both periods reflect the payment of our common and preferred share distributions, with a $6.3 million increase in the preferred share distribution as a result of the issuance of our Series C Preferred Shares in November 2019. In the prior year, we used the proceeds from our sale of Manitoba Harvest and Clean Earth to repay amounts outstanding under our 2018 Revolving Credit Facility and 2018 Term Loan, while in the current year, we completed a common share offering and the issuance of $200 million in additional 2026 Notes, resulting in net proceeds of $285.9 million. We drew approximately $200 million on our 2018 Revolving Credit Facility that was used in the financing of our Marucci acquisition, and $300 million that was used in the financing of our BOA acquisition. A portion of the proceeds received from the issuance of the additional 2026 Notes and common share offering was used to pay down the amount outstanding on our 2018 Revolving Credit facility subsequent to the Marucci acquisition. During the year ended December 31, 2020, we also made a distribution to the Allocation Member of $9.1 million related to the five year Holding Event for our Sterno business.
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

Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2021:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$164,510	$308,250
BOA	124,245	203,121
Ergobaby	23,177	44,247
Lugano	132,248	169,262
Marucci Sports	93,619	125,412
Velocity Outdoor	98,759	153,824
Advanced Circuits (1)	82,363	—
Arnold	68,802	108,096
Altor Solutions	131,691	174,173
Sterno	207,609	288,458
	$1,127,023	$1,574,843
Corporate and eliminations	(1,127,023)	255,761
Liabilities held-for-sale	—	29,127
Total	$—	$1,859,731
(1) In October 2021, the Company entered into a merger agreement to sell all of the outstanding securities of Advanced Circuits. The transaction is expected to close in the second quarter of 2022 and Advanced Circuits has been presented as held-for-sale at December 31, 2021.
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
In the fourth quarter of 2021, we amended the Arnold intercompany credit agreement to increase capital expenditure allowable under the credit agreement to account for additional growth capital expenditure opportunities, and amended the financial covenants to reflect the increased allowable expenditure. In the fourth quarter of 2020, we amended the Arnold intercompany credit agreement to increase the revolving credit commitment available under the credit agreement, and amended the financial covenants to reflect the increased commitment. In the first quarter of 2019, we amended the 5.11 intercompany credit agreement to update the definition of capital expenditures to exclude capital expenditures made with respect to 5.11's retail stores from the calculation of the fixed charge coverage ratio. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2021.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of interest of our 2029 and 2032 Notes; (iii) payments to CGM due or potentially due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months.
Financing Arrangements
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the 2021 Revolving Credit Facility. At December 31, 2021, we had nothing outstanding under our 2021 Revolving Credit Facility.
The 2021 Credit Facility provides for letters of credit under the 2021 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the 2021 Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2021 Credit Facility.
The 2021 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. At December 31, 2021, we had letters of credit totaling $1.0 million outstanding under the 2021 Revolving Credit Facility. We had approximately $599.0 million in borrowing base availability under this facility at December 31, 2021. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2018 Credit Facility).
2018 Credit Facility
In April 2018, we entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility") to amend and restate our credit agreement entered into in 2014. The 2018 Credit Facility provided for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The 2018 Credit Facility also permitted the Company, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. In 2019, we repaid the amounts due under the 2018 Term Loan. We used a portion of the proceeds from the issuance of the

2029 Notes offering to pay all amounts outstanding under the 2018 Revolving Credit Facility in March 2021. The 2018 Credit Facility was replaced by the 2021 Credit Facility.
Senior Notes
2032 Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the "2032 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on July 15th and January 15th of each year. The 2032 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2032 Notes were used to repay debt outstanding under the 2021 Credit Facility.
2029 Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the “2029 Notes”) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Notes”).
2026 Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our 2026 Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2026 Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “2026 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. . On May 7, 2020, we consummated the issuance and sale of an additional $200 million aggregate principal amount of the 2026 Notes. The proceeds from the 2026 Notes were used to pay down the amount outstanding on the Company's then existing credit facilities and for general corporate purposes. All of the 2026 Notes were redeemed, on April 1, 2021, with proceeds from the sale of the 2020 Senior Notes.
The 2029 Notes Indenture and the 2032 Notes Indenture contain several restrictive covenants including, but not limited to, limitations on the following: (i) the incurrence of additional indebtedness, (ii) restricted payments, (iii) the purchase, redemption or retirement of capital stock or subordinated debt, (iv) dividends and other payments affecting restricted subsidiaries, (v) transactions with affiliates, (vi) asset sales and mergers and consolidations, (vii) future subsidiary guarantees and (viii) incurring liens, (ix) entering into sale-leaseback transactions and (x) making certain investments, subject in each case to certain exceptions.
The following table reflects required and actual financial ratios as of December 31, 2021 included as part of the affirmative covenants in our 2021 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	5.07:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	0.00:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.00	2.96:1.00

We intend to use the availability under our 2021 Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions (if and to the extent approved by our board of directors) and to provide for other working capital needs. We believe that we currently have sufficient liquidity and capital resources, which include amounts available under our 2021 Revolving Credit Facility, to meet our existing obligations over the next twelve months.
Interest Expense
We incurred interest expense totaling $58.8 million in the year ended December 31, 2021, as compared to $45.8 million in the year ended December 31, 2020 and $58.2 million for the year ended December 31, 2019.
The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Interest on credit facilities	$2,669	$2,164	$21,996
Interest on Senior Notes	54,441	42,400	32,000
Unused fee on Revolving Credit Facility	1,598	1,386	1,851
Amortization of bond premium/ original issue discount	(83)	(222)	—
Unrealized (gain) loss on interest rate derivatives (1)	—	—	3,486
Other interest expense	227	294	772
Interest income	(13)	(253)	(1,887)
Interest expense, net	$58,839	$45,769	$58,218
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
Income Taxes
On August 3, 2021, the shareholders of CODI approved amendments to the Second Amended and Restated Trust Agreement of the Trust and the Fifth Amended and Restated Operating Agreement of the Company to allow the Company’s Board of Directors (the “Board”) to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes (the “tax reclassification”) and, at its discretion in the future, cause the Trust to be converted to a corporation. Following the shareholder vote, the Board resolved to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes. Such election became effective September 1, 2021, prior to which the Trust had been taxed as a partnership for U.S. federal income tax purposes since January 1, 2007. The Company was treated as a partnership prior to the Trust’s tax reclassification and it will continue to be treated as a partnership following the Trust’s tax reclassification.
Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. We recorded an income tax provision of $18.3 million with an annual effective rate of 42.5% during the year ended December 31, 2021, an income tax provision of $10.2 million with an annual effective tax rate of 229.5% during the year ended December 31, 2020, and $9.9 million in income tax benefit with an effective tax rate of 16.5% during the year ended December 31, 2019.
During the fourth quarter of 2021, the Company recorded a $12.1 million deferred tax benefit as a result of the accounting treatment of Advanced Circuits as held-for-sale at December 31, 2021.

The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year ended December 31,
	2021	2020	2019
United States Federal Statutory Rate	21.0%	21.0%	(21.0)%
State income taxes (net of Federal benefits)	4.8	34.8	3.2
Foreign income taxes	8.2	37.5	1.1
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	29.0	137.0	20.9
Impairment expense	—	—	9.4
Impact of subsidiary employee stock options	(0.3)	7.2	0.1
Non-deductible acquisition costs	0.6	11.5	—
Non-recognition of various carryforwards at subsidiaries	(2.3)	(24.5)	2.0
Utilization of tax credits	(5.2)	2.6	(2.6)
Foreign-derived intangible income (FDII) and GILTI tax	(2.4)	(5.0)	2.4
Effect of classification of assets held for sale	(16.8)	—	—
Other	5.9	7.4	1.0
Effective income tax rate	42.5%	229.5%	16.5%

(1)The effective income tax rate for each of the years presented includes losses at the Company’s parent, which was taxed as a partnership through August 1, 2021. Effective September 1, 2021, the Company's parent is taxed as a corporation.
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

Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA
EBITDA – Earnings before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.
Adjusted EBITDA – Is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling shareholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA; (iv) impairment charges, which reflect write downs to goodwill or other intangible assets; (v) other income or expense, including gains or losses recorded in connection with the sale of fixed assets; (vi) changes in the fair value of contingent consideration subsequent to initial purchase accounting, and (vii) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss), which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2021
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(72,624)	$20,152	$21,178	$5,079	$5,239	$10,232	$23,035	$7,871	$5,013	$(316)	$24,859
Adjusted for:
Provision (benefit) for income taxes	(12,119)	6,905	3,559	2,018	2,094	3,070	6,237	2,619	1,345	2,609	18,337
Interest expense, net	58,639	16	—	—	9	5	165	(1)	6	—	58,839
Intercompany interest	(66,765)	11,868	8,581	1,960	2,450	3,110	7,461	7,558	5,455	18,322	—
Loss on debt extinguishment	33,305	—	—	—	—	—	—	—	—	—	33,305
Depreciation and amortization	1,025	22,355	20,279	8,435	4,757	8,634	12,704	12,938	8,888	23,369	123,384
EBITDA	(58,539)	61,296	53,597	17,492	14,549	25,051	49,602	30,985	20,707	43,984	258,724
Other (income) expense	(284)	125	377	—	16	(119)	2,573	(323)	8	(1,189)	1,184
Non-controlling shareholder compensation	—	2,428	2,194	1,693	190	1,101	1,020	1,035	38	1,242	10,941
Acquisition expenses	39	—	—	—	1,827	971	—	444	310	—	3,591
Integration services fee	—	—	3,300	—	563	1,000	—	—	—	—	4,863
Other	1,132	273	—	—	—	1,000	(2,300)	—	—	995	1,100
Management fees	41,505	1,000	1,000	500	188	500	500	750	500	500	46,943
Adjusted EBITDA	$(16,147)	$65,122	$60,468	$19,685	$17,333	$29,504	$51,395	$32,891	$21,563	$45,532	$327,346

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2021.

Adjusted EBITDA
Year ended December 31, 2020
	Corporate	5.11	BOA	Ergobaby	Marucci	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations(1)	$(28,931)	$12,356	$(2,640)	$725	$(4,785)	$11,161	$6,092	$(3,539)	$3,820	$(5,741)
Adjusted for:
Provision (benefit) for income taxes	—	1,808	(535)	2,033	(1,390)	3,560	2,554	(198)	2,343	10,175
Interest expense, net	45,610	19	—	—	7	131	—	—	1	45,768
Intercompany interest	(61,123)	14,085	2,043	2,405	1,843	8,915	7,084	5,730	19,018	—
Depreciation and amortization	838	21,483	5,589	8,199	10,203	12,781	12,722	6,805	22,510	101,130
EBITDA	(43,606)	49,751	4,457	13,362	5,878	36,548	28,452	8,798	47,692	151,332
Other (income) expense	—	1,420	39	—	(42)	931	(38)	9	140	2,459
Non-controlling shareholder compensation	—	2,489	469	1,156	634	1,549	1,028	(20)	1,166	8,471
Acquisition expenses	—	—	2,517	—	2,042	—	273	—	—	4,832
Integration services fee	—	—	1,125	—	1,000	—	—	—	—	2,125
Other	324	—	—	598	—	—	—	—	—	922
Management fees	29,402	1,000	250	500	347	500	750	500	500	33,749
Adjusted EBITDA	$(13,880)	$54,660	$8,857	$15,616	$9,859	$39,528	$30,465	$9,287	$49,498	$203,890

(1) Net income (loss) does not include income (loss) from discontinued operations for the year ended December 31, 2020.

Adjusted EBITDA
Year ended December 31, 2019
	Corporate	5.11	Ergobaby	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations(1)	$(59,914)	$2,059	$4,793	$(36,982)	$2,883	$700	$16,447	$(70,014)
Adjusted for:
Provision (benefit) for income taxes	—	2,520	2,250	(2,782)	1,258	1,280	5,388	9,914
Interest expense, net	57,980	(24)	17	242	—	(1)	4	58,218
Intercompany interest	(69,649)	17,567	3,325	11,194	8,635	6,295	22,633	—
Loss on debt extinguishment	12,319	—	—	—	—	—	—	12,319
Depreciation and amortization	1,832	21,540	8,561	13,222	12,452	6,545	22,486	86,638
EBITDA	(57,432)	43,662	18,946	(15,106)	25,228	14,819	66,958	97,075
(Gain) loss on sale of fixed assets	91	(122)	(11)	952	1,247	1	(112)	2,046
Non-controlling shareholder compensation	—	2,360	828	322	1,025	56	1,183	5,774
Impairment expense	—	—	—	32,881	—	—	—	32,881
Integration services fee	—	—	—	—	281	—	—	281
Adjustment to earnout provision	—	—	—	2,022	—	—	—	2,022
(Gain) loss on foreign currency transaction and other	10,193	—	—	—	—	—	—	10,193
Management fees	32,280	1,000	500	500	750	500	500	36,030
Adjusted EBITDA (2)	$(14,868)	$46,900	$20,263	$21,571	$28,531	$15,376	$68,529	$186,302

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

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income	$126,809	$27,197	$307,141
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	123,574	102,752	100,462
Impairment expense	—	—	32,881
Gain on sale of businesses	(72,770)	(100)	(331,013)
Amortization of debt issuance costs and premium/ discount	2,896	2,232	3,773
Loss on debt extinguishment	33,305	—	12,319
Noncontrolling stockholders charges	11,454	8,995	7,993
Provision for reserves	6,268	2,809	3,556
Deferred taxes	(10,468)	(781)	(12,876)
Other	818	2,172	5,619
Changes in operating assets and liabilities	(87,835)	3,349	(45,293)
Net cash provided by operating activities	134,051	148,625	84,562
Plus:
Unused fee on revolving credit facility	1,598	1,386	1,851
Successful acquisition expense	3,591	4,832	596
Integration services agreement (1)	4,863	2,125	281
Realized loss from foreign currency effect (2)	—	—	363
Earnout provision adjustment (3)	—	—	2,022
Loss on sale of Tilray common stock	—	—	10,193
Changes in operating assets and liabilities	87,835	—	45,293
Less:
Changes in operating assets and liabilities	—	3,349	—
Payment on interest rate swap	—	—	675
Other (4)	2,769	2,211	3,318
Maintenance capital expenditures: (5)
Compass Group Diversified Holdings LLC	—	—	—
5.11	2,591	1,262	2,243
Advanced Circuits	671	594	4,790
Altor Solutions	2,801	2,287	1,746
Arnold	7,224	4,884	3,862
BOA	1,353	794	—
Clean Earth (divested in June 2019)	—	—	3,495
Ergobaby	174	482	605

Liberty (divested in August 2021)	137	704	534
Lugano	323	—	—
Marucci Sports	4,972	849	—
Sterno	2,680	1,377	1,831
Velocity	4,662	3,851	2,899
Preferred share distributions	24,181	23,678	15,125
Estimated cash flow available for distribution and reinvestment	$177,400	$110,646	$104,038

Distribution paid in April 2021/2020/2019	$(23,364)	$(21,564)	$(21,564)
Distribution paid in July 2021/2020/2019	(23,364)	(23,364)	(21,564)
Distribution paid in October 2021/2020/2019	(23,742)	(23,364)	(21,564)
Distribution paid in January 2022/2021/2020	(17,352)	(23,364)	(21,564)
	$(87,822)	$(91,656)	$(86,256)
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
(4)Represents the effect on earnings of reserves for inventory and accounts receivable.
(5)Represents maintenance capital expenditures that were funded from operating cash flow and excludes growth capital expenditures of approximately $14.1 million, $13.7 million and $16.4 million incurred during the years ended December 31, 2021, 2020 and 2019, respectively.
On August 3, 2021, the Company's Board of Directors declared a special cash distribution on the Trust's common shares in order to offset a portion of the tax liability incurred by shareholders as a result of the tax election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes. A cash distribution of $57.1 million was made on September 7, 2021 to Trust common shareholders as of the close of business on August 31, 2021.
Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2021	2020	2019
March 31st	22.2%	21.1%	23.2%
June 30th	23.4%	21.1%	23.2%
September 30th	25.2%	26.8%	27.0%
December 31st	29.1%	31.0%	26.6%
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
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees

Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2021, 2020, and 2019, we incurred $46.9 million, $33.7 million, and $36.0 million, respectively, in management fees to CGM.
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of our businesses. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due to CGM by the Company under the MSA. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid during 2021 than would have normally been due. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM has entered into a waiver of the MSA at December 31, 2021 to exclude the cash balances held at the LLC from the calculation of the management fee.
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
The Company paid CGM $0.4 million and $0.1 million, respectively, in the years ended December 31, 2021 and 2020, representing the management fee due from Arnold for the fourth quarter of 2020 and the first three quarters of 2021. At December 31, 2021, Arnold reimbursed the Company for the management fee paid on their behalf.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 50.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $34.1 million, $9.1 million and $60.4 million in distributions related to Sale and Holding Events that occurred during 2021, 2020 and 2019, respectively. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially owned (through Sostratus LLC) 57.8% of the Allocation Interests at December 31, 2021, and 45% of the Allocation Interests at December 31, 2020. Of the remaining 42.2% at December 31, 2021 and 55% at December 31, 2020, 5.0% was held by CGI Diversified Holdings LP, 5.0% was held by the Chairman of the Company’s Board of Directors, and the remaining Allocation Interests were held by the former founding partners of the Manager.
Integration Services Agreements
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. Under the Integration Services Agreement ("ISA"), CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano will pay CGM an integration services fee of $2.3 million quarterly over a twelve month period beginning in the quarter ended December 31, 2021. BOA, which was acquired in October 2020, Marucci Sports, which was acquired in April 2020, and Altor Solutions, which was acquired in 2018 each entered into an ISA with CGM. Each ISA was for the twelve month period subsequent to the acquisition and was payable quarterly. BOA paid CGM a total of $4.4 million under the ISA, beginning in the quarter ended December 31, 2020. Marucci paid CGM a total of $2.0 million in integration services fees, beginning in the quarter ended September 30, 2020. Altor paid CGM a total of $2.3 million in integration services fees, with $0.3 million paid in 2019.
During the years ended December 31, 2021, 2020 and 2019, CGM received $4.9 million, $2.1 million, and $0.3 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
We reimbursed CGM approximately $5.4 million, $5.2 million, and $5.6 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2021, 2020 and 2019, 5.11 purchased approximately $1.1 million, $2.7 million, and $4.4 million, respectively, in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the year ended December 31, 2021 and for the period from October 16, 2020 (date of acquisition) through December 31, 2020, BOA purchased approximately $48.3 million and $6.7 million, respectively, in parts from this supplier.
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
Business Combinations
The acquisitions of our businesses are accounted for under the acquisition method of accounting. Accounting for business combinations requires the use of estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to allocate the purchase price. The estimates of fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation methods, taking into consideration information supplied by the management of the acquired entities and other relevant information. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of assumptions with respect to future cash inflows and outflows, discount rates, royalty rates, customer attrition rates, asset lives and market multiples, among other items. The determination of fair values requires significant judgment both by our management team and, when appropriate, valuations by independent third-party appraisers. We amortize intangible assets, such as trademarks and customer relationships, as well as property, plant and equipment, over their economic useful lives, unless those lives are indefinite. We consider factors such as historical information, our plans for the asset and similar assets held by our previously acquired businesses. The impact could result in either higher or lower amortization and/or depreciation expense.
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
2020 Annual Impairment Testing - For our annual impairment testing at March 31, 2020, we performed a qualitative assessment of our reporting units. As part of our current year analysis, we have considered how we expect the COVID-19 pandemic to impact our future operating results and short and long-term financial condition. In addition to the typical qualitative factors we consider as part of the assessment, we went through a process with each of our reporting units whereby we considered various scenarios for the remainder of the year, probability weighted for what we consider the most likely outcome given existing facts and circumstances. This process included consideration of the reporting unit's industry and customers, including customer liquidity, operational capacity given local government restrictions imposed to prevent spread of the COVID-19 virus, supply chain constraints that may exist as a result of the virus and ability of the subsidiary to reduce cash outflows. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of our 5.11, ACI, Arnold, Liberty and Sterno reporting units exceeded their carrying value. Based on our analysis, we determined that our Ergobaby, Altor and Velocity operating segments required quantitative testing because we could not conclude that the fair value of these reporting units significantly exceeded the carrying value based on qualitative factors alone.
We performed the quantitative tests of Ergobaby, Altor and Velocity using an income approach to determine the fair value of the reporting units. We were unable to use a market approach due to the current market conditions as a result of the COVID-19 pandemic resulting in significant volatility and lack of available market comparables. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the COVID-19 pandemic and its economic fallout. The prospective financial information considers reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for each reporting unit as of the date of our impairment testing. For Ergobaby, the discount rate used in the income approach was 15.9% and the results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit exceeded the carrying value by 14.0%. For Altor, the discount rate used in the income approach was 13.3%, and the results of the quantitative impairment testing indicated that the fair value of the Altor reporting unit exceeded the carrying value by 3.8%. The impairment test for Velocity used a discount rate of 12.8% in the income approach, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by 16.4%. The prospective financial information that is used to determine the fair values of the reporting units requires us to make assumptions regarding future operational results including revenue growth rates and gross margins. If we do not achieve the forecasted revenue growth rates and gross margins, the results of the quantitative testing could change, potentially leading to additional testing and impairment at the reporting units that were tested quantitatively.
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
Profit Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (a "Holding Event") and upon the sale of that business (a "Sale Event").
Recent Accounting Pronouncements
Refer to "Note B - Summary of Significant Accounting Policies" to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
Borrowings under our 2021 Credit Facility are subject to variable interest rates and thus would expose us to interest rate risk. As of December 31, 2021, we had no amounts outstanding under our 2021 Revolving Credit Facility.
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
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2021 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The audited financial statements of the Company included in this annual report on Form 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2021 does not include an assessment of Lugano Diamonds and Jewelry, Inc., a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2021. The financial statements of Lugano Diamonds Inc. reflect total assets and net revenues constituting 11% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. Refer to "Note C - Acquisition of Businesses" for a description of the acquisition of Lugano Diamonds, Inc.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. OTHER INFORMATION
NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
Information regarding our corporate governance, including our audit committee and code of ethics, is incorporated herein by reference to information included in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2022 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2022 Annual Meeting of Shareholders.
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2022 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2022 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page F-1.

2.Financial Statement Schedule
For the Registrant, see “Index to Consolidated Financial Statements and Supplemental Financial Data” set forth on page S-1.

3.Exhibits
For the Registrant, see “Index to Exhibits” set forth below.

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

2.7
Stock Purchase Agreement, dated July 16, 2021, by and among (i) Liberty Safe Holding Corporation; (ii) Independence Buyer, Inc.; (iii); Compass Group Diversified Holdings LLC, as the Sellers Representative; and (iv) each Stockholder and Optionholder of Liberty Safe Holding Corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on July 19, 2021 (File No. 001-34927)).

2.8
Amendment to Stock Purchase Agreement, dated August 3, 2021, by and among Independence Buyer, Inc. and Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 3, 2021 (File No. 001-34927 and Accession No. 0001345126-21-000031)).

2.9
Agreement and Plan of Merger, dated October 13, 2021, by and among (i) Tempo Automation, Inc.; (ii) Aspen Acquisition Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 14, 2021 (File No. 001-34927)).

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

3.9	Second Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).

3.10	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
3.11
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

3.12
Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.13
Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

3.14	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.15	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
3.16	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).
3.17
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.18
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.19
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.20	Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).
3.21
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.22
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit A of Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))
4.2
Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
4.4
Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

4.5	Form of 7.875% Series C Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
4.6
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of March 23, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2021 (File No. 000-34927)).

4.7
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of November 17, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 17, 2021 (File No. 001-34927)).

4.8*	Description of Securities.
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

99.9
Agreement and Plan of Merger, dated as of March 6, 2020, among Marucci Sports, LLC, Wheelhouse Holdings, Inc., Wheelhouse Holdings Merger Sub LLC and Wheelhouse 2020 LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 9, 2020 (File No. 001-34927))

99.10
Agreement and Plan of Merger, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on September 22, 2020 (File No. 001-34927))

99.11
First Amendment to Agreement and Plan of Merger, dated October 16, 2020, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on October 19, 2020 (File No. 001-34927))

99.12
Stock Purchase Agreement, dated September 3, 2021, between Lugano Buyer Inc., Mordechai Haim Ferder, as trustee of The Haim Family Trust dated 2/24/2009, Edit Fintzi Ferder, as trustee of The RF 2021 Irrevocable Trust dated 8/30/2021, Mordechai Haim Ferder, as trustee of The TF 2021 Irrevocable Trust dated 8/30/2021, Simba IL Holdings, LLC and Mordechai Haim Ferder in his individual capacity and as initial representative of the Sellers (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on September 7, 2021 (File No. 001-34927 and Accession No. 0001345126-21-000039)).

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

ITEM 16. FORM 10-K SUMMARY

NONE

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: February 24, 2022	By:	/s/ Elias J. Sabo
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

Signature	Title	Date

/s/ Elias J. Sabo	Chief Executive Officer	February 24, 2022
Elias J. Sabo	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	February 24, 2022
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	February 24, 2022
C. Sean Day

/s/ Harold S. Edwards	Director	February 24, 2022
Harold S. Edwards

/s/ Gordon Burns	Director	February 24, 2022
Gordon Burns

/s/ James J. Bottiglieri	Director	February 24, 2022
James J. Bottiglieri

/s/ Sarah G. McCoy	Director	February 24, 2022
Sarah G. McCoy

/s/ Larry L. Enterline	Director	February 24, 2022
Larry L. Enterline

/s/ Alexander S. Bhathal	Director	February 24, 2022
Alexander S. Bhathal

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: February 24, 2022	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-3
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-7
Consolidated Statements of Comprehensive Income	F-8
Consolidated Statements of Stockholders’ Equity	F-9
Consolidated Statements of Cash Flows	F-11
Notes to Consolidated Financial Statements	F-13

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Compass Diversified Holdings

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.

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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Lugano Diamonds & Jewelry Inc. (“Lugano”), a majority-owned subsidiary, whose financial statements reflect total assets and revenue constituting 11% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, Lugano was acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Lugano.
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

/s/ Grant Thornton LLP

New York, New York
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Compass Diversified Holdings

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.

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
Acquisition of Lugano Diamonds & Jewelry, Inc. (“Lugano”) – Fair Value of Intangible Assets Acquired
As described further in Note C to the financial statements, the Company completed the acquisition of Lugano on September 3, 2021 for consideration of $265.1 million. The identifiable intangible assets acquired include a tradename and customer relationships, which have been recorded by management at their preliminary fair values of $49.5 million and $33.4 million, respectively. We identified the preliminary valuation of the intangible assets acquired in the Lugano acquisition as a critical audit matter.
The principal considerations for our determination that the preliminary valuation of the acquired tradename and customer relationships is a critical audit matter are that the determination of the preliminary fair values of such assets required management to make significant estimates and assumptions related to forecasted revenues and operating margins as well as the discount rates used. This required a high degree of auditor judgement and an increased extent of effort, including professionals with specialized skill and knowledge, in auditing these assumptions made by management.
Our audit procedures related to the preliminary valuation of the acquired tradename and customer relationships included the following procedures, among others:
•We tested the design and operating effectiveness of controls relating to the determination of preliminary fair values of the tradename and customer relationships, including controls over the development of assumptions related to revenue growth rates, operating margins and discount rates, as well as the controls around the appropriateness of the valuation models used.
•We evaluated the valuation methodologies and discount rates utilized by management with the assistance of our valuation professionals with specialized skill and knowledge.
•We tested the forecasted revenues and operating margins by assessing the reasonableness of management’s forecasts compared to historical results and forecasted market and industry trends.

Election to be Taxed as a Corporation
As described further in Note B and Note L to the financial statements, effective September 1, 2021, Compass Diversified Holdings (the “Trust”) elected to be treated as a corporation for U.S. federal income tax purposes (the “Election”), which resulted in a change in the tax reporting for the Trust and its shareholders. We identified the Trust’s election to be taxed as a corporation for U.S. federal income tax purposes as a critical audit matter.
The principal consideration for our determination that the Trust’s election to be taxed as a corporation for U.S. federal income tax purposes is a critical audit matter is that auditing the Election required a greater level of effort, including the involvement of our tax professionals, to evaluate the application of the Internal Revenue Code applicable to the transaction and the resulting tax accounting impacts to the Trust and its shareholders.

Our audit procedures related to the Election included the following procedures, among others:
•We tested the design and operating effectiveness of controls relating to management’s review of the accounting impacts of the Election.
•With assistance from our tax professionals with specialized skill and knowledge we tested the formulaic accuracy of the mathematical model used by management and its third-party specialist to compute book to tax basis differences resulting from the Election in order to determine whether such calculations were made in accordance with relevant tax laws and regulations and the resulting tax accounting impacts.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2005.
New York, New York
February 24, 2022

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$157,125	$60,023
Accounts receivable, net	268,262	206,728
Inventories	562,084	350,594
Prepaid expenses and other current assets	56,575	40,381
Current assets held for sale	99,423	17,136
Current assets of discontinued operations	—	33,505
Total current assets	1,143,469	708,367
Property, plant and equipment, net	178,393	153,653
Goodwill	815,405	666,507
Intangible assets, net	872,677	834,082
Other non-current assets	134,317	97,309
Non-current assets held for sale	—	84,728
Non-current assets of discontinued operations	—	53,872
Total assets	$3,144,261	$2,598,518

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$120,405	$91,701
Accrued expenses	174,801	134,218
Deferred revenue	12,802	7,955
Due to related parties (refer to Note Q)	11,705	10,012
Other current liabilities	32,688	26,426
Current liabilities held for sale	29,127	9,169
Current liabilities of discontinued operations	—	15,230
Total current liabilities	381,528	294,711
Deferred income taxes	84,344	67,836
Long-term debt	1,284,826	899,460
Other non-current liabilities	109,033	83,693
Non-current liabilities held for sale	—	21,535
Non-current liabilities of discontinued operations	—	11,135
Total liabilities	1,859,731	1,378,370

Commitments and contingencies (refer to Note P)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at December 31, 2021 and December 31, 2020
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	96,417	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	96,504	96,504
Series C preferred shares, no par value, 4,600 shares issued and outstanding at December 31, 2021 and December 31, 2020	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 68,738 shares issued and outstanding at December 31, 2021 and 64,900 shares issued and outstanding at December 31, 2020	1,123,193	1,008,564
Accumulated other comprehensive loss	(1,028)	(1,456)
Accumulated deficit	(314,267)	(211,002)
Total stockholders’ equity attributable to Holdings	1,111,816	1,100,024
Noncontrolling interest	175,328	123,463
Noncontrolling interest held for sale	(2,614)	(7,175)
Noncontrolling interest of discontinued operations	—	3,836
Total stockholders’ equity	1,284,530	1,220,148
Total liabilities and stockholders’ equity	$3,144,261	$2,598,518

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net revenues	$1,841,668	$1,359,567	$1,263,298
Cost of revenues	1,115,711	864,602	806,366
Gross profit	725,957	494,965	456,932
Operating expenses:
Selling, general and administrative expense	459,204	344,418	308,402
Management fees	46,943	33,749	36,030
Amortization expense	80,307	61,682	53,629
Impairment expense	—	—	32,881
Operating income	139,503	55,116	25,990
Other income (expense):
Interest expense, net	(58,839)	(45,769)	(58,218)
Amortization of debt issuance costs	(2,979)	(2,454)	(3,314)
Loss on debt extinguishment	(33,305)	—	(12,319)
Loss on sale of securities (refer to Note D)	—	—	(10,193)
Other income (expense), net	(1,184)	(2,459)	(2,046)
Income (loss) from continuing operations before income taxes	43,196	4,434	(60,100)
Provision for income taxes	18,337	10,175	9,914
Income (loss) from continuing operations	24,859	(5,741)	(70,014)
Income from discontinued operations, net of income tax	29,180	32,838	46,142
Gain on sale of discontinued operations, net of income tax	72,770	100	331,013
Net income	126,809	27,197	307,141
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	7,740	(480)	653
Less: Net income from discontinued operations attributable to noncontrolling interest	4,517	4,897	4,623
Net income attributable to Holdings	$114,552	$22,780	$301,865

Amounts attributable to common shares of Holdings:
Loss from continuing operations	$17,119	$(5,261)	$(70,667)
Income from discontinued operations, net of income tax	24,663	27,941	41,519
Gain on sale of discontinued operations, net of income tax	72,770	100	331,013
Net income attributable to Holdings	$114,552	$22,780	$301,865
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations	$(0.76)	$(0.72)	$(2.54)
Discontinued operations	1.49	0.38	6.18
	$0.73	$(0.34)	$3.64

Weighted average number of shares outstanding - basic and fully diluted	65,362	63,151	59,900
Cash distribution declared per share (refer to Note K)	$2.21	$1.44	$1.44

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income	$126,809	$27,197	$307,141
Other comprehensive income (loss)
Foreign currency translation adjustments	(489)	879	599
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Manitoba Harvest	—	—	4,791
Pension benefit liability, net	917	1,598	(547)
Total comprehensive income, net of tax	127,237	29,674	311,984
Less: Net income attributable to noncontrolling interests	12,257	4,417	5,276
Less: Other comprehensive income (loss) attributable to noncontrolling interests	38	113	(23)
Total comprehensive income attributable to Holdings, net of tax	$114,942	$25,144	$306,731

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2019	$96,417	$96,504	$—	$924,680	$(249,453)	$(8,776)	$859,372	$37,808	$22,162	$919,342
Net income	—	—	—	—	301,865	—	301,865	653	4,623	307,141
Total comprehensive income, net	—	—	—	—	—	4,843	4,843	—	—	4,843
Issuance of Trust preferred shares, net of offering costs	—	—	110,997	—	—	—	110,997	—	—	110,997
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	5,782	2,211	7,993
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	41	41
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(301)	(710)	(1,011)
Disposition of Manitoba Harvest	—	—	—	—	—	—	—	—	(10,799)	(10,799)
Disposition of Clean Earth	—	—	—	—	—	—	—	—	(10,922)	(10,922)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	(60,369)	—	(60,369)	—	—	(60,369)
Distributions paid - Trust preferred shares	—	—	—	—	(15,125)	—	(15,125)	—	—	(15,125)
Distributions paid - Trust common shares	—	—	—	—	(86,256)	—	(86,256)	—	—	(86,256)
Balance — December 31, 2019	96,417	96,504	110,997	924,680	(109,338)	(3,933)	1,115,327	43,942	6,606	1,165,875
Net income (loss)	—	—	—	—	22,780	—	22,780	(480)	4,897	27,197
Total comprehensive income, net	—	—	—	—	—	2,477	2,477	—	—	2,477
Issuance of Trust common shares, net of offering costs	—	—	—	83,884	—	—	83,884	—	—	83,884
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	8,471	524	8,995
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	72	181	253
Purchase of noncontrolling interest	—	—	—	—	(1,823)	—	(1,823)	(1,303)	(3,487)	(6,613)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(12,060)	(12,060)
Acquisition of Marucci	—	—	—	—	—	—	—	11,127	—	11,127
Acquisition of BOA	—	—	—	—	—	—	—	61,634	—	61,634
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	(9,087)	—	(9,087)	—	—	(9,087)
Distributions paid - Trust preferred shares	—	—	—	—	(23,678)	—	(23,678)	—	—	(23,678)
Distributions paid - Trust common shares	—	—	—	—	(89,856)	—	(89,856)	—	—	(89,856)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — December 31, 2020	96,417	96,504	110,997	1,008,564	(211,002)	(1,456)	1,100,024	123,463	(3,339)	1,220,148
Net income	—	—	—	—	114,552	—	114,552	7,740	4,517	126,809
Total comprehensive income, net	—	—	—	—	—	428	428	—	—	428
Issuance of trust common shares	—	—	—	114,629	—	—	114,629	—	—	114,629
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	10,941	513	11,454
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	4,281	70	4,351
Purchase of noncontrolling interest	—	—	—	—	(8,632)	—	(8,632)	(42,008)	—	(50,640)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Proceeds provided by noncontrolling shareholders	—	—	—	—	—	—	—	3,886	—	3,886
Acquisition of Lugano	—	—	—	—	—	—	—	68,300	—	68,300
Disposition of Liberty	—	—	—	—	—	—	—	—	(4,375)	(4,375)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	(34,058)	—	(34,058)	—	—	(34,058)
Distributions paid - Trust Preferred Shares	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common Shares	—	—	—	—	(150,946)	—	(150,946)	—	—	(150,946)
Balance — December 31, 2021	$96,417	$96,504	$110,997	$1,123,193	$(314,267)	$(1,028)	$1,111,816	$175,328	$(2,614)	$1,284,530

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$126,809	$27,197	$307,141
Income from discontinued operations	29,180	32,838	46,142
Gain on sale of discontinued operations	72,770	100	331,013
Income (loss) from continuing operations	24,859	(5,741)	(70,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	37,336	31,131	29,695
Amortization expense - intangibles	80,307	61,682	53,629
Amortization expense - inventory step-up	2,762	5,863	—
Amortization of debt issuance costs and original issue discount	2,896	2,232	3,773
Impairment expense	—	—	32,881
Loss on debt extinguishment	33,305	—	12,319
Loss (gain) on interest rate derivative	—	—	3,500
Noncontrolling stockholder stock based compensation	10,941	8,471	5,782
Provision for loss on receivables	6,025	2,874	3,207
Deferred taxes	(9,666)	(2,228)	(2,057)
Other	896	2,221	1,946
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(30,542)	(24,591)	13,365
Increase in inventories	(106,396)	(29,584)	(10,707)
Increase in prepaid expenses and other current assets	(7,479)	(2,338)	(7,556)
Increase (decrease) in accounts payable and accrued expenses	63,427	58,933	(12,488)
Net cash provided by operating activities - continuing operations	108,671	108,925	57,275
Net cash provided by operating activities - discontinued operations	25,380	39,700	27,287
Net cash provided by operations	134,051	148,625	84,562
Cash flows from investing activities:
Acquisitions, net of cash acquired	(404,318)	(667,101)	—
Purchases of property and equipment	(39,880)	(28,812)	(26,925)
Proceeds from sale of businesses	101,039	100	502,703
Payment of interest rate swap	—	—	(675)
Payment for termination of interest rate swap	—	—	(4,942)
Other investing activities	(1,125)	(3,008)	1,715
Net cash provided by (used in) investing activities - continuing operations	(344,284)	(698,821)	471,876
Net cash provided by (used in) investing activities - discontinued operations	26,788	(2,013)	271,250
Net cash provided by (used in) investing activities	(317,496)	(700,834)	743,126

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	114,629	83,884	—
Proceeds from the issuance of Trust preferred shares, net	—	—	110,997
Borrowings under credit facility	557,000	565,000	108,000
Repayments under credit facility	(864,000)	(258,000)	(832,250)
Issuance of Senior Notes	1,300,000	202,000	—
Redemption of Senior Notes	(627,688)	—	—
Distributions paid - common shares	(150,946)	(89,856)	(86,256)
Distributions paid - preferred shares	(24,181)	(23,678)	(15,125)
Net proceeds provided by noncontrolling shareholders	8,237	253	41
Net proceeds provided by noncontrolling shareholders - acquisitions	68,300	72,761	—
Purchase of noncontrolling interest	(50,640)	(6,613)	(1,011)
Distributions to noncontrolling shareholders	(1,275)	(12,060)	—
Distributions paid - Allocation Interests	(34,058)	(9,087)	(60,369)
Debt issuance costs	(21,708)	(3,214)	—
Other	(464)	335	(3,549)
Net cash provided by (used in) financing activities	273,206	521,725	(779,522)
Foreign currency impact on cash	228	914	(1,178)
Net increase (decrease) in cash and cash equivalents	89,989	(29,570)	46,988
Cash and cash equivalents — beginning of period (1)	70,744	100,314	53,326
Cash and cash equivalents — end of period	$160,733	$70,744	$100,314
(1) Includes cash from discontinued operations of $10.7 million at January 1, 2021, $6.9 million at January 1, 2020 and $8.2 million at January 1, 2019.

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “LLC”), was also formed on November 18, 2005 with equity interests which were subsequently reclassified as the “Allocation Interests”. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings, LLC are referred to as the "Company". The Company was formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as amended and restated, the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as amended and restated, the “LLC Agreement”)) of the LLC and, pursuant to the LLC Agreement, the LLC has, outstanding, the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The Company is a controlling owner of ten businesses, or operating segments at December 31, 2021. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Lugano Diamonds & Jewelry, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold”), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators") and Sterno Products, LLC (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. At December 31, 2021, Advanced Circuits has been classified as held-for-sale. Refer to Note D - "Discontinued Operations" for further discussion of Advanced Circuits. Refer to Note F - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the Company and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or “MSA”).
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
Discontinued Operations
On October 13, 2021, the Company entered into a definitive Agreement and Plan of Merger to sell its majority owned subsidiary, Advanced Circuits, which met the criteria to be classified as a discontinued operation as of December 31, 2021. As a result, the Company reported the results of operations of ACI as discontinued operations in the consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with this business have been reclassified as held for sale in the consolidated balance sheets.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company completed the sale of Liberty Safe Holding Corporation ("Liberty") during the third quarter of 2021, the sale of Fresh Hemp Foods Ltd. ("Manitoba Harvest") during the first quarter of 2019 and the sale of Clean Earth Holdings, Inc. ("Clean Earth") during the second quarter of 2019. The results of operations of Liberty are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2021, 2020 and 2019. The results of operations of Manitoba Harvest and Clean Earth are reported as discontinued operations in the consolidated statements of operations for year ended December 31, 2019. Refer to "Note D - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. These estimates are based on historical factors, management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2022 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
Profit Allocation Interests
At the time of the Company's Initial Public Offering, the Company issued Allocation Interests governed by the LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in that business (a "Holding Event") and upon the sale of that business (a "Sale Event"). Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board of Directors.
Revenue recognition
The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. Refer to "Note E - Revenue" for a detailed description of the Company's revenue recognition policies.
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash account balances held in domestic financial institutions exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash or cash equivalents. At December 31, 2021 and 2020, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $33.9 million and $28.1 million, respectively.
Accounts receivable and allowance for doubtful accounts
Trade receivables are reported on the consolidated balance sheets at cost adjusted for any write-offs and net of an allowance for doubtful accounts. The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their estimated net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company’s estimate also includes analyzing existing economic conditions. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The fair value of the Company's senior notes are based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the Senior Notes would be classified as Level 2 in the fair value hierarchy.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument. Deferred debt issuance costs are presented in the consolidated balance sheet as a deduction from the carrying value of the associated debt liability.
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
Income taxes
Change in Company Tax Status Election
Effective September 1, 2021 (the "Effective Date"), the Trust elected to be treated as a corporation for U.S. federal income tax purposes. Prior to the Effective Date, the Trust was treated as a partnership for U.S. federal income tax purposes and the Trust’s items of income, gain, loss and deduction flowed through from the Trust to the shareholders, and the Trust shareholders were subject to income taxes on their allocable share of the Trust’s income and gain. After the Effective Date, the trust is taxed as a corporation and is subject to U.S. federal corporate income tax at the Trust level, but items of income, gain, loss and deduction will not flow through to Trust shareholders. Trust shareholders will no longer receive an IRS Schedule K-1. After the Effective Date, distributions from the Trust will be treated as dividends to the extent the Trust has accumulated or current earnings and profits. If the Trust does not have current or accumulated earnings and profits available for distribution, then the distribution will be treated as a return of capital and reduce Trust shareholders’ basis in their shares.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Effective Date, each of the Company’s majority owned subsidiaries were treated as corporations for U.S. federal income tax purposes. The election did not change the tax status of any Company subsidiary, and each majority owned Company subsidiary is still treated as a corporation for U.S. federal income tax purposes.
Deferred Income Taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2021 which in total amount to approximately $90.4 million. This deferred tax asset is net of $9.4 million of valuation allowance primarily associated with the realization of foreign net operating losses, domestic tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2021, 2020 and 2019.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $26.2 million, $18.0 million and $17.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $11.9 million, $3.0 million and $0.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $3.5 million, $2.5 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans. During the years ended December 31, 2021, 2020 and 2019, $10.9 million, $8.5 million, and $5.8 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2021, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $28.5 million.
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
Note C — Acquisition of Businesses
Acquisition of Lugano Diamonds & Jewelry, Inc.
On September 3, 2021, the Company, through its newly formed acquisition subsidiaries, Lugano Holding, Inc., a Delaware corporation (“Lugano Holdings”), and Lugano Buyer, Inc., a Delaware corporation (“Lugano Buyer”) and a wholly-owned subsidiary of Lugano Holdings, acquired the issued and outstanding shares of stock of Lugano Diamonds & Jewelry Inc. ("Lugano") other than certain rollover shares (the “Lugano Transaction”). The Lugano Transaction was effectuated pursuant to a Stock Purchase Agreement (the “Lugano Purchase Agreement”), also dated September 3, 2021, by and among Lugano Buyer, the sellers named therein (“Lugano Sellers”) and Mordechai Haim Ferder in his individual capacity and as initial representative of the Lugano Sellers. Lugano is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California.
The Company made loans to, and purchased a 60% equity interest in, Lugano. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $263.3 million. The selling shareholders invested in the transaction along with the Company, representing 40% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and will continue to provide integration services during the first year of the Company's ownership of Lugano. CGM will receive integration service fees of $2.3 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended December 31, 2021. The Company incurred $1.8 million of transaction costs in conjunction with the Lugano acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2021. The Company funded the acquisition with cash on hand and a $120 million draw on its 2021 Revolving Credit Facility.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of Lugano have been included in the consolidated results of operations since the date of acquisition. Lugano's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the preliminary recording of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
Assets:
Cash	$1,433	$—	$1,433
Accounts receivable (1)	20,954	—	20,954
Inventory	85,794	12,829	98,623
Property, plant and equipment	2,743	392	3,135
Intangible assets	—	82,886	82,886
Goodwill	158,780	(75,322)	83,458
Other current and noncurrent assets	4,979	4,114	9,093
Total assets	$274,683	$24,899	$299,582

Liabilities and noncontrolling interest:
Current liabilities	$7,129	$58	$7,187
Other liabilities	99,381	755	100,136
Deferred tax liabilities	—	24,086	24,086
Noncontrolling interest	68,000	—	68,000
Total liabilities and noncontrolling interest	$174,510	$24,899	$199,409

Net assets acquired	$100,173	$—	$100,173
Noncontrolling interest	68,000	—	68,000
Intercompany loans to business	99,381	(2,420)	96,961
	$267,554	$(2,420)	$265,134

Acquisition consideration
Purchase price	$256,000	$—	$256,000
Cash acquired (estimated)	1,554	(120)	1,434
Net working capital adjustment	10,000	(2,300)	7,700
Total purchase consideration	$267,554	$(2,420)	$265,134
Less: Transaction costs	1,827	—	1,827
Net purchase price	$265,727	$(2,420)	$263,307
(1) The fair value of accounts receivable approximates book value acquired.

The preliminary allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $83.5 million reflects the strategic fit of Lugano in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The purchase accounting for Lugano is expected to be finalized in the first quarter of 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets recorded related to the Lugano acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Tradename	$49,493	18 years
Customer relationships	33,393	15 years
	$82,886
The tradename was considered the primary intangible asset and was valued at $49.5 million using a multi period excess earnings method. The customer relationships were valued at $33.4 million using a multi period excess earnings method. The multi period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
Acquisition of Marucci Sports, LLC
On April 20, 2020, pursuant to an Agreement and Plan of Merger entered into on March 6, 2020, the Company, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware corporation (“Marucci Buyer”) and Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Marucci Buyer (“Marucci Merger Sub”), completed a merger (the “Marucci Transaction”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”). Upon the completion of the Marucci Transaction, Marucci became a wholly-owned subsidiary of Marucci Buyer and an indirect subsidiary of the Company. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The Company made loans to, and purchased a 92.2% equity interest in, Marucci. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $198.9 million. Marucci management and certain existing shareholders invested in the Transaction along with the Company, representing 7.8% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and provided integration services during the first year of the Company's ownership of Marucci. CGM received integration service fees of $2.0 million payable over a twelve month period as services were rendered. The Company incurred $2.0 million of transaction costs in conjunction with the Marucci acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the second quarter of 2020.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Final Purchase Price Allocation
(in thousands)
Assets
Cash	$2,730
Accounts Receivable (1)	11,471
Inventory (2)	14,481
Property, plant and equipment (3)	10,307
Intangible assets	100,211
Goodwill	68,170
Other current and noncurrent assets	2,208
Total assets	209,578

Liabilities and noncontrolling interest
Current liabilities	6,501
Other liabilities	43,058
Deferred tax liabilities	1,161
Noncontrolling interest	11,127
Total liabilities and noncontrolling interest	61,847

Net assets acquired	147,731
Noncontrolling interest	11,127
Intercompany loans	42,100
$200,958

Acquisition consideration
Purchase price	$200,000
Cash acquired	2,730
Net working capital adjustment	728
Other adjustments	(2,500)
Total purchase consideration	$200,958
Less: Transaction costs	2,042
Net purchase price	$198,916

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
Acquisition of Boa Technology, Inc.
On October 16, 2020, the Company, through its newly formed acquisition subsidiaries, BOA Holdings Inc., a Delaware corporation (“BOA Holdings”) and BOA Parent Inc., a Delaware corporation (“BOA Buyer”) and a wholly-owned subsidiary of BOA Holdings, acquired BOA Technology Inc. ("BOA"), and its subsidiaries pursuant to an Agreement and Plan of Merger (the “BOA Merger Agreement”) by and among BOA Buyer, Reel Holding Corp., a Delaware corporation (“Reel”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer (“BOA Merger Sub”) and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of Reel). Pursuant to the BOA Merger Agreement, BOA Merger Sub was merged with and into Reel (the “BOA Merger”) such that the separate existence of BOA Merger Sub ceased, and Reel survived the BOA Merger as a wholly-owned subsidiary of BOA Buyer. BOA, creators of the award-winning BOA® Fit System featured in performance footwear, action sports, outdoor and medical products worldwide, was founded in 2001 and is headquartered in Denver, Colorado.
The Company made loans to, and purchased an 82% equity interest in, BOA. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $454.3 million. BOA management and certain existing shareholders invested in the transaction along with the Company, representing 18% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the Company in the acquisition and provided integration services during the first year of the Company's ownership of BOA. CGM received integration service fees of $4.4 million payable over a twelve month period as services were rendered. The Company incurred $2.5 million of transaction costs in conjunction with the BOA acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the fourth quarter of 2020. The Company funded the acquisition with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility.
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
Unaudited pro forma information
The following unaudited pro forma data for the year ended December 31, 2021 and 2020 gives effect to the acquisitions of Lugano, BOA and Marucci, as described above, and the dispositions of Liberty Safe and ACI, as if these transactions had been completed as of January 1, 2020. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year ended
(in thousands, except per share data)	December 31, 2021	December 31, 2020
Net sales	$1,912,726	$1,530,375
Gross profit	$760,936	$589,332
Operating income	$155,699	$68,102
Net income (loss) from continuing operations	$37,029	$(12,601)
Net income (loss) from continuing operations attributable to Holdings	$23,840	$(14,040)
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(0.65)	$(0.87)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other acquisitions
Marucci
Lizard Skins - On October 22, 2021, Marucci Sports acquired Lizard Skins, LLC ("Lizard Skins"), an industry leading provider of sporting goods accessories that revolve around the hand-to-grip interface, for an enterprise value of approximately $47.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $44.1 million under the Marucci inter-company credit agreement with the Company, a draw on the existing Marucci revolving credit facility with the Company, and rollover equity from the selling shareholders of Lizard Skins. Marucci issued 11,915 shares to the selling shareholders in exchange for the rollover equity, which represents an ownership interest of approximately 1% in Marucci. Marucci paid approximately $1.4 million in transaction expenses in connection with the acquisition of Lizard Skins. Lizard Skins is a designer and seller of branded grip products, protective equipment, bags and apparel for use in baseball, cycling, hockey, Esports and lacrosse. The acquisition of Lizard Skins will allow Marucci to build on its leading position in diamond sports while simultaneously developing Marucci's presence in new sports markets such as hockey and cycling. Marucci has not completed the preliminary purchase price allocation for the Lizard Skins acquisition and the excess purchase price over net assets acquired has been recorded as goodwill of $39.7 million on a preliminary basis at December 31, 2021.
Altor Solutions
Plymouth Foam - On October 5, 2021, Altor acquired Plymouth Foam, LLC (“Plymouth”), a manufacturer of protective packaging and componentry, for an enterprise value of approximately $56.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $52.0 million under the Altor intercompany credit agreement and a draw on the existing Altor intercompany revolving credit facility with the Company. Altor paid approximately $0.4 million in transaction fees in connection with the acquisition of Plymouth. Plymouth was founded in 1978 and is based in Plymouth, Wisconsin. Plymouth supplies a wide array of high value products, including custom protective packaging, cold chain packaging and internal components made from expanded polystyrene and expanded polypropylene. Plymouth’s complementary product portfolio will allow Altor to be able to further expand its business and capabilities. Altor has not finalized the purchase price allocation for the Plymouth acquisition and has recorded a preliminary purchase price allocation, including goodwill of $15.5 million at December 31, 2021. The purchase price for Plymouth Foam will be finalized in the first quarter of 2022.
Polyfoam - On July 1, 2020, Altor acquired substantially all of the assets of Polyfoam Corp. ("Polyfoam"), a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Founded in 1974, Polyfoam operates two manufacturing facilities producing highly engineered foam and injection-molded plastic solutions across a variety of end-markets. The acquisition complements Altor's current operating footprint and provides access to a new customer base and product offerings, including Polyfoam's significant end-market exposure to cold chain (including seafood boxes, insulated shipping containers and grocery delivery totes). The purchase price was approximately $12.8 million and includes a potential earnout of $1.4 million if Polyfoam achieves certain financial metrics.
Arnold
Ramco - On March 1, 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a manufacturer of stators, rotors and full electric motors, for a purchase price of approximately $34.3 million. The acquisition and related transaction costs were funded through an additional equity investment in Arnold by the Company of $35.5 million. Ramco was founded in 1987 and is based in Greenville, Ohio. Ramco supplies their custom electric motor solutions for general industrial, aerospace and defense, and oil and gas end-markets. Ramco’s complementary product portfolio will allow Arnold to be able to offer more comprehensive, turnkey solutions to their customers. In connection with the acquisition, Arnold recorded a purchase price allocation of $12.4 million of goodwill, which is not expected to be deductible for income tax purposes and $12.7 million in intangible assets. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2021.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D — Discontinued Operations
Sale of Advanced Circuits
On October 13, 2021, the Company, as the representative (the “Sellers Representative”) of the holders (the “AC Sellers”) of stock and options of Advanced Circuits, a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “AC Agreement”) with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer will acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). Under the terms of the AC Agreement, the AC Sellers will receive consideration in the amount of $310 million, composed of $240 million in cash and $70 million in common stock of a publicly traded special purpose acquisition company (“SPAC”) selected by AC Buyer to acquire AC Buyer (the “SPAC Transaction”) upon the closing of the transaction, excluding certain working capital and other adjustments. In addition, the AC Sellers may receive 2.4 million additional shares of SPAC common stock within five years, subject to SPAC stock price performance. The Company owns approximately 67% of the outstanding stock of Advanced Circuits on a fully diluted basis and expects to receive approximately 77% of the gross consideration payable under the AC Agreement. This amount is in respect of the Company’s outstanding loans to Advanced Circuits and its equity interests in Advanced Circuits. The closing of the transaction is expected to occur in the second quarter of 2022, however, there can be no assurances that all of the conditions to closing, which include the closing of the SPAC transaction, will be satisfied.
The sale of Advanced Circuits met the criteria for the assets to be classified as held for sale as of December 31, 2021, and is presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. Summarized results of operations of Advanced Circuits are as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Net sales	$90,487	$88,075	$90,791
Gross profit	41,049	38,838	41,506
Operating income	25,232	22,891	25,680
Income from continuing operations before income taxes (1)	24,933	22,738	25,560
Provision for income taxes	3,419	3,431	3,896
Income from discontinued operations (1)	$21,514	$19,307	$21,664
(1) The results of operations for the years ended December 31, 2021, 2020 and 2019, each exclude $7.2 million,$5.8 million and $6.5 million, respectively, of intercompany interest expense.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents summary balance sheet information of ACI that is presented as held for sale as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$3,610	$6,379
Accounts receivable, net	9,447	6,967
Inventories, net	3,660	3,373
Prepaid expenses and other current assets	430	417
Current assets held for sale	$17,147	$17,136
Property, plant and equipment, net	8,083	9,465
Goodwill	66,668	66,668
Intangible assets, net	23	62
Other non-current assets	7,502	8,533
Non-current assets held for sale (1)	$82,276	$84,728

Liabilities
Accounts payable	$3,798	$2,476
Accrued expenses	3,718	5,042
Due to related party	125	125
Other current liabilities	1,526	1,526
Current liabilities held for sale	$9,167	$9,169
Deferred income taxes	13,419	13,890
Other non-current liabilities	6,487	7,645
Non-current liabilities held for sale (1)	$19,906	$21,535
Noncontrolling interest held for sale	$(2,614)	$(7,175)
(1) The closing of the transaction is expected to occur in the second quarter of 2022, and therefore all assets and liabilities have been classified as current on the consolidated balance sheet for the year ended December 31, 2021.
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
On August 3, 2021, Liberty Buyer and the Company, as Sellers Representative, entered into the Amendment to Stock Purchase Agreement (the “Liberty Amendment”) which amended the Liberty Purchase Agreement to, among other things, provide that, immediately prior to the closing, certain investors in Liberty will, instead of selling all of the shares of Liberty owned by them to Liberty Buyer, contribute a portion of such shares (the “Liberty Rollover Shares”) to an indirect parent company of Liberty Buyer in exchange for equity securities of such entity.
On August 3, 2021, Liberty Buyer completed the acquisition of all the issued and outstanding securities of Liberty (other than the Liberty Rollover Shares) pursuant to the Liberty Purchase Agreement and Liberty Amendment (the “Liberty Transaction”). The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the Company (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the Company received approximately $128.0 million of total proceeds from the sale at closing. The Company recognized a gain on the sale of Liberty of $72.8 million during the year ended December 31, 2021.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of Liberty for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2021 through disposition	Year ended December 31, 2020	Year ended December 31, 2019
Net sales	$75,753	$113,115	$96,164
Gross profit	20,129	28,978	21,005
Operating income	9,175	16,826	8,526
Income from continuing operations before income taxes (1)	9,174	16,819	8,509
Provision for income taxes	1,509	3,288	932
Income from discontinued operations (1)	$7,665	$13,531	$7,577

(1) The results of operations for the periods from January 1, 2021 through disposition and the years ended December 31, 2020 and 2019, each exclude $1.7 million, $3.5 million and $4.4 million, respectively, of intercompany interest expense.
The following table presents summary balance sheet information of Liberty that is presented as discontinued operations as of December 31, 2020 (in thousands):

December 31, 2020
Assets
Cash and cash equivalents	$4,342
Accounts receivable, net	18,812
Inventories, net	9,406
Prepaid expenses and other current assets	945
Current assets of discontinued operations	$33,505
Property, plant and equipment, net	9,551
Goodwill	32,828
Intangible assets, net	3,020
Other non-current assets	8,473
Non-current assets of discontinued operations	$53,872

Liabilities
Accounts payable	$7,495
Accrued expenses	4,911
Due to related party	101
Other current liabilities	2,723
Current liabilities of discontinued operations	$15,230
Deferred income taxes	1,815
Other non-current liabilities	9,320
Non-current liabilities of discontinued operations	$11,135
Noncontrolling interest of discontinued operations	$3,836
Sale of Clean Earth
On May 8, 2019, the Company, as majority stockholder of CEHI Acquisition Corporation ("Clean Earth" or CEHI") and as Sellers’ Representative, entered into a definitive Stock Purchase Agreement (the “Clean Earth Purchase Agreement”) with Calrissian Holdings, LLC (“Clean Earth Buyer”), CEHI, the other holders of stock and options of CEHI and, as Clean Earth Buyer’s guarantor, Harsco Corporation, pursuant to which Clean Earth Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2019, Clean Earth Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Clean Earth Purchase Agreement. The sale price for Clean Earth was based on an aggregate total enterprise value of $625 million and is subject to customary working capital adjustments. After the allocation of the sale proceeds to Clean Earth non-controlling equity holders, the repayment of intercompany loans to the Company (including accrued interest) of $224.6 million, and the payment of transaction expenses of approximately $10.7 million, the Company received approximately $327.3 million of total proceeds at closing related to our equity interests in Clean Earth. The Company recognized a gain on the sale of Clean Earth of $209.3 million during the year ended December 31, 2019.
Summarized operating results for Clean Earth for 2019 through the date of disposition were as follows (in thousands):

For the period January 1, 2019 through disposition
Net sales	$132,737
Gross profit	39,678
Operating income	6,232
Income before income taxes	5,880
Benefit for income taxes	(11,607)
Income from discontinued operations (1)	$17,487
(1) The results of operations for the period from January 1, 2019 through the date of disposition, excludes $10.2 million of intercompany interest expense.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the quarter ended March 31, 2019. In August 2019, the Company sold the Tilray Common Stock received as part of the Deferred Consideration, recognizing a loss of $4.9 million in Other income/ (expense) during the quarter ended September 30, 2019.
Summarized operating results for Manitoba Harvest for 2019 through the date of disposition were as follows (in thousands):

For the period January 1, 2019 through disposition
Net revenues	$10,024
Gross profit	4,874
Operating loss	(1,118)
Loss before income taxes	(1,127)
Benefit for income taxes	(541)
Loss from discontinued operations (1)	$(586)
(1) The results of operations for the period from January 1, 2019 through the date of disposition excludes $1.0 million of intercompany interest expense.

Note E - Revenue
Performance Obligations - Revenues are recognized when control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Each product or service represents a separate performance obligation. Once the performance obligations are identified, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenues are recognized as the related performance obligations are satisfied as discussed above. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. The standalone selling price is directly observable as it is the price at which the Company sells its products separately to the customer. The Company assesses promised goods or services as performance obligations deemed immaterial at the contract level. Revenue is recognized generally upon shipment terms for products and when the service is performed for services.
Shipping and handling costs - Costs associated with shipment of products to a customer are accounted for as a fulfillment cost and are included in cost of revenues. The Company accounts for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost. Therefore, both revenue and costs of shipping and handling are recorded at the same time. As a result, any consideration (including freight and landing costs) related to these activities are included as a component of the overall transaction consideration and allocated to the performance obligations of the contract.
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
Variable Consideration - The Company’s policy around estimating variable consideration related to sales incentives (early pay discounts, rights of return, rebates, chargebacks, and other discounts) included in certain customer contracts are recorded as a reduction in the transaction price. The Company applies the expected value method to estimate variable consideration. These estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time and as a result, reflect applicable constraints. The Company includes in the transaction price an amount of variable consideration only to the extent that it is probable

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
In certain of the Company’s arrangements related to product sales, a right of return exists, which is included in the transaction price. For these right of return arrangements, an asset (and corresponding adjustment to cost of sale) for its right to recover the products from the customers is recorded. The asset recognized is the carrying amount of the product (for example, inventory) less any expected costs to recover the products (including potential decreases in the value to the Company of the returned product). Additionally, the Company records a refund liability for the amount of consideration that it does not expect to be entitled. The amounts associated with right of return arrangements are not material to the Company's statement of position or operating results.
Sales and Other Similar Taxes - The Company notes that under its contracts with customers, the customer is responsible for all sales and other similar taxes, which the Company will invoice the customer for if they are applicable. The Company excludes sales taxes and similar taxes from the measurement of transaction price.
Cost to Obtain a Contract - The Company recognizes the incremental costs of obtaining a contract as an expense when incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less.
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
The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31, 2021
	5.11	BOA	Ergo	Lugano	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$363,017	$52,804	$33,319	$53,662	$116,277	$243,347	$154,882	$96,944	$361,586	$1,475,838
Canada	10,387	834	3,485	—	770	11,539	—	662	12,079	39,756
Europe	27,393	57,570	31,411	—	85	8,546	—	33,828	1,071	159,904
Asia Pacific	15,715	53,735	24,891	385	973	1,328	—	6,086	281	103,394
Other international	28,451	207	525	—	61	5,666	25,335	2,421	110	62,776
	$444,963	$165,150	$93,631	$54,047	$118,166	$270,426	$180,217	$139,941	$375,127	$1,841,668

	Year ended December 31, 2020
	5.11	BOA	Ergo	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$319,181	$6,894	$26,653	$42,823	$194,578	$110,829	$61,112	$354,388	$1,116,458
Canada	7,192	98	3,251	136	10,124	—	296	14,793	35,890
Europe	28,239	9,783	25,679	24	7,688	—	29,190	537	101,140
Asia Pacific	15,157	8,476	17,868	444	1,028	—	4,604	96	47,673
Other international	31,337	27	1,277	15	2,578	19,217	3,788	167	58,406
	$401,106	$25,278	$74,728	$43,442	$215,996	$130,046	$98,990	$369,981	$1,359,567

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2019
	5.11	Ergo	Velocity	Altor	Arnold	Sterno	Total
United States	$307,552	$28,028	$131,061	$101,622	72,593	$375,537	$1,016,393
Canada	8,203	3,541	6,134	—	712	15,987	34,577
Europe	29,042	27,318	6,207	—	36,711	1,412	100,690
Asia Pacific	13,933	30,197	756	—	6,019	2,385	53,290
Other international	29,915	911	3,684	19,802	3,913	123	58,348
	$388,645	$89,995	$147,842	$121,424	119,948	$395,444	$1,263,298

Note F — Operating Segment Data
At December 31, 2021, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. Advanced Circuits has been classified as held for sale at December 31, 2021 and is not considered a reportable segment. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•Ergobaby, headquartered in Torrance, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

chains, mass merchants, dealer and distributor networks. Velocity Outdoor is headquartered in Bloomfield, New York.
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Altor is headquartered in Scottsdale, Arizona and operates 17 molding and fabricating facilities across North America.
•Arnold is a global manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Arnold produces high performance permanent magnets (PMAG), turnkey electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.
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
Summary of Operating Segments

Net Revenues	Year ended December 31,
(in thousands)	2021	2020	2019
5.11	$444,963	$401,106	$388,645
BOA	165,150	25,278	—
Ergobaby	93,631	74,728	89,995
Lugano	54,047	—	—
Marucci	118,166	43,442	—
Velocity Outdoor	270,426	215,996	147,842
Altor Solutions	180,217	130,046	121,424
Arnold	139,941	98,990	119,948
Sterno	375,127	369,981	395,444
Total	1,841,668	1,359,567	1,263,298
Reconciliation of segment revenues to consolidated revenues:
Corporate and other	—	—	—
Total consolidated revenues	1,841,668	1,359,567	1,263,298

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit (Loss) (1)	Year ended December 31,
(in thousands)	2021	2020	2019
5.11	$39,374	$30,087	$22,408
BOA	33,976	(1,021)	—
Ergobaby	9,087	5,194	10,404
Lugano	9,923	—	—
Marucci	16,419	(4,272)	—
Velocity Outdoor (2)	39,725	24,925	(27,138)
Altor Solutions	17,962	15,939	14,292
Arnold	11,988	2,096	8,361
Sterno	19,877	25,772	44,810
Total	198,331	98,720	73,137
Reconciliation of segment profit (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(58,839)	(45,769)	(58,218)
Other income (expense), net	(1,184)	(2,459)	(2,046)
Corporate and other	(95,112)	(46,058)	(72,973)
Total consolidated income (loss) from continuing operations before income taxes	$43,196	$4,434	$(60,100)
(1)Segment profit (loss) represents operating income (loss).
(2)Velocity Outdoor - Operating loss from Velocity Outdoor for the year ended December 31, 2019 includes $32.9 million in goodwill impairment.

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2021	2020	2019

5.11	$22,048	$21,085	$21,131
BOA	19,999	5,515	—
Ergobaby	8,405	8,169	8,531
Lugano	1,881	—	—
Marucci	8,513	10,109	—
Velocity Outdoor	12,451	12,555	12,984
Altor Solutions	12,700	12,474	12,183
Arnold	8,728	6,710	6,459
Sterno	22,918	22,059	22,034
Total	117,643	98,676	83,322
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and debt premiums/ discounts	2,896	2,232	3,773
Consolidated total	$120,539	$100,908	$87,095

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2021	2020	2021 (1)	2020 (1)
5.11	$50,461	$50,082	$354,666	$354,033
BOA	2,387	1,492	263,052	269,438
Ergobaby	11,167	5,034	86,530	91,293
Lugano	27,812	—	233,720	—
Marucci	23,261	10,172	146,087	129,116
Velocity	36,017	40,126	219,545	191,180
Altor Solutions	38,457	34,088	205,631	164,800
Arnold	20,372	13,237	101,591	75,958
Sterno	72,179	70,467	244,338	251,307
Sales allowance accounts	(13,851)	(17,970)	—	—
Total	268,262	206,728	1,855,160	1,527,125
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	106,011	8,917
Assets held for sale	—	—	99,423	101,864
Assets of discontinued operations	—	—	—	87,377
Total	$268,262	$206,728	$2,060,594	$1,725,283
(1)    Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Intangible Assets" for a schedule of goodwill by segment.
Geographic Information
Net Revenues
Revenue attributable to Canada represented approximately 10.9% of total international revenues in 2021, 14.8% of total international revenues in 2020, and 14.0% of total international revenues in 2019. Revenue attributable to any other individual foreign country was not material in 2021, 2020 or 2019.

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2021	2020
United States	$1,894,754	$1,473,100
Canada	688	1,363
Europe	36,075	37,621
Other international	29,654	23,958
Total identifiable assets (1)	$1,961,171	$1,536,042
(1)    Does not include assets held for sale or assets of discontinued operations during the years ended December 31, 2021 and 2020.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2021	2020
Raw materials and supplies	$105,654	$75,285
Work-in-process	27,026	13,151
Finished goods	457,274	283,380
	589,954	371,816
Less: obsolescence reserve	(27,870)	(21,222)
Total	$562,084	$350,594

Property, plant and equipment	December 31,
(in thousands)	2021	2020
Machinery and equipment	$206,919	$169,980
Office furniture, computers and software	52,794	45,223
Leasehold improvements	56,988	45,305
Construction in process	13,345	10,817
Buildings and land	15,340	15,713
	345,386	287,038
Less: accumulated depreciation	(166,993)	(133,385)
Total	$178,393	$153,653
Depreciation expense was approximately $37.3 million, $31.1 million and $29.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2021 and 2020 are as follows (in thousands):

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at January 1, 2021	Acquisitions (1)	Balance at December 31, 2021
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	63,531	(2,083)	61,448
Lugano	—	83,458	83,458
Marucci	68,170	39,685	107,855
Velocity Outdoor	30,079	—	30,079
Altor Solutions	75,369	15,474	90,843
Arnold	26,903	12,364	39,267
Sterno	55,336	—	55,336
Total	$666,507	$148,898	$815,405
(1)    Acquisition of businesses during the year ended December 31, 2021 includes the acquisition of Lugano by the Company, and add-on acquisitions at Altor, Arnold, and Marucci.

	Balance at January 1, 2020	Acquisitions (1)	Balance at December 31, 2020
5.11	$92,966	$—	$92,966
BOA	—	254,153	254,153
Ergobaby	61,031	2,500	63,531
Marucci	—	68,170	68,170
Velocity Outdoor	30,079	—	30,079
ACI	—	—	—
Altor Solutions	72,708	2,661	75,369
Arnold	26,903	—	26,903
Sterno	55,336	—	55,336
Total	$339,023	$327,484	$666,507
(1)    Acquisition of businesses during the year ended December 31, 2020 includes the acquisitions of Marucci and BOA by the Company, and add-on acquisitions at Altor and Ergobaby.
Approximately $223.3 million of goodwill is deductible for income tax purposes at December 31, 2021.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The quantitative tests of Ergobaby, Altor Solutions and Velocity were performed using an income approach to determine the fair value of the reporting units. For Ergobaby, the discount rate used in the income approach was 15.9% and the results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit exceeded the carrying value by 14.0%. For Altor, the discount rate used in the income approach was 13.3%, and the results of the quantitative impairment testing indicated that the fair value of the Altor reporting unit exceeded the carrying value by 3.8%. For Velocity, the discount rate used in the income approach was 12.8%, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by 16.4%.
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
The following is a summary of the net carrying amount of goodwill at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Goodwill - gross carrying amount	$873,150	$724,252
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$815,405	$666,507

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$566,805	$(180,581)	$386,224	$505,657	$(148,599)	$357,058	13
Technology and patents	153,124	(49,898)	103,226	145,392	(25,552)	119,840	12
Trade names, subject to amortization	411,100	(87,178)	323,922	357,978	(64,478)	293,500	16
Non-compete agreements	4,617	(3,502)	1,115	3,378	(3,159)	219	4
Other contractual intangible assets	1,960	(735)	1,225	210	(210)	—	4
	1,137,606	(321,894)	815,712	1,012,615	(241,998)	770,617
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	—	—	—	6,500	—	6,500
Total intangibles, net	$1,194,571	$(321,894)	$872,677	$1,076,080	$(241,998)	$834,082
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
The Company’s amortization expense of intangible assets for the years ended December 31, 2021, 2020 and 2019 totaled $80.3 million, $61.7 million and $53.6 million, respectively.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2022	$76,799
2023	$75,067
2024	$73,683
2025	$68,566
2026	$65,836
Note I – Debt
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Senior Notes
2032 Senior Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the “2032 Notes” of "2032 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on January 15 and July 15 of each year, beginning on July 15, 2022.
The proceeds from the sale of the 2032 Notes was used to repay a portion of our debt under the 2021 Revolving Credit Facility.
2029 Senior Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes was October 15, 2021. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
The 2029 Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The 2029 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described below. The 2032 Notes Indenture and the 2029 Notes Indenture contains several restrictive covenants including, but not limited to, limitations on the following: (i) the incurrence of additional indebtedness, (ii) restricted payments, (iii) the purchase, redemption or retirement of capital stock or subordinated debt, (iv) dividends and other payments affecting restricted subsidiaries, (v) transactions with affiliates, (vi) asset sales and mergers and consolidations, (vii) future subsidiary guarantees and (viii) incurring liens, (ix) entering into sale-leaseback transactions and (x) making certain investments, subject in each case to certain exceptions
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Senior Notes”).
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides the Company’s outstanding long-term debt and effective interest rates at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	4.89%	$1,000,000	N/a	$—
2032 Senior Notes	5.29%	300,000	N/a	—
2026 Senior Notes	N/a	—	7.92%	600,000
Revolving Credit Facility	N/a	—	2.13%	307,000
Unamortized premiums and debt issuance costs		(15,174)		(7,540)
Long-term debt		$1,284,826		$899,460
Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the 2032 Senior Notes offering in November 2021, the Company recorded $4.3 million in deferred financing costs. In addition, the Company recorded $12.0 million in deferred financing costs related to the 2029 Senior Notes offering in March 2021. The net deferred financing costs associated with the Company's 2026 Senior Notes were $7.2 million at March 31, 2021, and were expensed on April 1, 2021, the date of the redemption of the 2026 Senior Notes. In connection with entering into the 2021 Credit Facility, the Company recorded $5.4 million in deferred financing costs.
The 2018 Credit Facility was categorized as a debt modification, and the Company incurred $8.4 million of debt issuance costs, $7.8 million of which were capitalized and will be amortized over the life of the related debt instrument, and $0.6 million that were expensed as costs incurred. For the year ended December 31, 2019, in connection with the repayment of the 2018 Term Loan, the Company wrote-off $12.3 million in deferred financing costs associated with the 2018 Term Loan. The write-off of the deferred financing costs and original issue discount was recorded as loss on debt extinguishment in the accompanying consolidated statement of operations.
Since the Company can borrow, repay and reborrow principal under the 2021 Revolving Credit Facility, the debt issuance costs associated with the 2021 Revolving Credit Facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheets.

The following table summarizes debt issuance costs at December 31, 2021 and December 31, 2020, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2021	2020
Deferred debt issuance costs	$27,784	$16,466
Accumulated amortization	(6,021)	(6,121)
Deferred debt issuance costs, net	$21,763	$10,345

Balance sheet classification:
Other noncurrent assets	$6,589	$2,805
Long-term debt	15,174	7,540
	$21,763	$10,345

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2021 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2021 included as part of the affirmative covenants in the 2021 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	5.07:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	0.00:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	2.96:1.00
A breach of any of these covenants will be an event of default under the 2021 Credit Facility. Upon the occurrence of an event of default under the 2021 Credit Facility, the 2021 Revolving Credit Facility may be terminated, and all outstanding loans and other obligations under the 2021 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2021 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2021, the Company was in compliance with all covenants as defined in the 2021 Credit Facility.
Letters of credit
The 2021 Credit Facility allows for letters of credit in an aggregate face amount of up to $100 million. Letters of credit outstanding at December 31, 2021 totaled $1.0 million and at December 31, 2020 totaled $1.3 million.
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
Interest expense
The following details the components of interest expense in each of the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(in thousands)	2021	2020	2019

Interest on credit facilities	$2,669	$2,164	$21,996
Interest on Senior Notes	54,441	42,400	32,000
Unused fee on Revolving Credit Facility	1,598	1,386	1,851
Amortization of debt premium/ discount	(83)	(222)	—
Unrealized (gains) losses on interest rate derivatives	—	—	3,486
Other interest expense	227	294	772
Interest income	(13)	(253)	(1,887)
Interest expense, net	$58,839	$45,769	$58,218
Note J – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, Arnold terminated certain employees at the Switzerland location who were participants in the defined benefit plan. The termination of the employees resulted in a decrease in the accumulated benefit obligation liability in 2020. A curtailment loss of $0.1 million and $0.4 million was recognized during the years ended December 31, 2021 and 2020, respectively.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$14,025	$14,854
Service cost	422	571
Interest cost	38	31
Actuarial (gain)/loss	(484)	(63)
Plan amendment	(267)	(47)
Employee contributions and transfer	304	356
Benefits paid	253	(153)
Settlement	(1,445)	(1,998)
Plan curtailment	—	(921)
Foreign currency translation	(535)	1,395
Benefit obligation	$12,311	$14,025
Change in plan assets:
Fair value of assets, beginning of period	$10,034	$10,108
Actual return on plan assets	349	407
Company contribution	324	385
Employee contributions and transfer	304	356
Benefits paid	253	(153)
Settlement	(1,445)	(1,998)
Foreign currency translation	(370)	929
Fair value of assets	9,449	10,034
Funded status	$(2,862)	$(3,991)
The unfunded liability of $2.9 million and $4.0 million at December 31, 2021 and 2020, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019

Service cost	$422	$571	$512
Interest cost	38	31	132
Expected return on plan assets	(73)	(84)	(135)
Amortization of unrecognized loss	(12)	232	140
Effect of curtailment	111	381	—
Net periodic benefit cost	$486	$1,131	$649

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2021 and 2020:

	December 31,
	2021	2020

Discount rate	0.35%	0.20%
Expected return on plan assets	0.80%	0.80%
Rate of compensation increase	2.00%	2.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.3 million to the defined benefit plan in 2022.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2022	$451
2023	460
2024	682
2025	597
2026	653
Thereafter	2,744
$5,587
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2021:

Fixed income bonds and securities	63%
Real estate	20%
Equities and investment funds	13%
Certificates of deposit and cash and cash equivalents	2%
Other investments	2%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2021 and 2020 were considered Level 3.
Note K — Stockholders' Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the LLC is authorized to issue a corresponding number of LLC interests. The Company will, at all times, have the identical number of LLC interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trust share is entitled to one vote per share on any matter with respect to which members of the LLC are entitled to vote.
At-The-Market Equity Offering Program
On September 7, 2021, the Company filed a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. The Company incurred $0.5 million in total costs related to the ATM program during the year ended December 31, 2021.
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
During the year ended December 31, 2021, the Company sold 3,837,885 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $115.1 million from these sales, and incurred approximately $2.1 million in commissions payable to the Sales Agents.
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
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at December 31, 2021, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at December 31, 2021, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a summary of the profit allocation payments made to the Allocation Interest Holders during each of the years ended December 31, 2021, 2020 and 2019.
Year ended December 31, 2021
•The fifteen-year anniversary of the acquisition of ACI occurred in May 2021 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $12.1 million in July 2021.
•During the fourth quarter of 2021, the Company declared and paid a distribution to the Allocation Member of $16.8 million related to the sale of Liberty (refer to Note D - "Discontinued Operations").
Year ended December 31, 2020
•The ten-year anniversary of Liberty occurred in March 2020 which represented a Holding Event. The Holders elected to defer the distribution of $3.3 million until after the end of 2020. The ten-year anniversary of Ergo occurred in September 2020 which represented a Holding Event. The Holders elected to defer the distribution of $2.0 million until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation payment of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of net loss available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net loss attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2021	2020	2019

Net income (loss) from continuing operations attributable to Holdings	$17,119	$(5,261)	$(70,667)
Less: Distributions paid - Allocation Interests	34,058	9,087	60,369
Less: Distributions paid - Preferred Shares	24,181	23,678	15,125
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,315
Net loss from continuing operations attributable to common shares of Holdings	$(43,989)	$(40,895)	$(148,476)
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2021, 2020 and 2019 is calculated as follows:

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Loss from continuing operations attributable to common shares of Holdings	$(43,989)	$(40,895)	$(148,476)
Less: Effect of contribution based profit—Holding Event	5,361	4,974	3,222
Loss from continuing operations attributable to common shares	$(49,350)	$(45,869)	$(151,698)

Income from discontinued operations attributable to Holdings	$97,432	$28,041	$372,532
Less: Effect of contribution based profit	—	3,806	2,437
Income from discontinued operations of Holdings attributable to common shares	$97,432	$24,235	$370,095

Basic and diluted weighted average common shares of Holdings outstanding	65,362	63,151	59,900

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(0.76)	$(0.72)	$(2.54)
Discontinued operations	1.49	0.38	6.18
	$0.73	$(0.34)	$3.64
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2021 - December 31, 2021 (1)	$0.25	$17,352	January 13, 2022	January 20, 2022
July 1, 2021 - September 30, 2021	$0.36	$23,742	October 15, 2021	October 22, 2021
August 3, 2021 (2)	$0.88	$57,112	August 31, 2021	September 7, 2021
April 1, 2021 - June 30, 2021	$0.36	$23,364	July 15, 2021	July 22, 2021

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2020	January 22, 2021
July 1, 2020 - September 30, 2020	$0.36	$23,364	October 15, 2020	October 22, 2020
April 1, 2020 - June 30, 2020	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020
October 1, 2019 - December 31, 2019	$0.36	$21,564	January 16, 2020	January 23, 2020
July 1, 2019 - September 30, 2019	$0.36	$21,564	October 17, 2019	October 24, 2019
April 1, 2019 - June 30, 2019	$0.36	$21,564	July 18, 2019	July 25, 2019
January 1, 2019 - March 31, 2019	$0.36	$21,564	April 18, 2019	April 25, 2019

Series A Preferred Shares:
October 30, 2021 - January 29, 2022 (1)	$0.453125	$1,813	January 15, 2022	January 30, 2022
July 30, 2021 - September 29, 2021	$0.453125	$1,813	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.453125	$1,813	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.453125	$1,813	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.453125	$1,813	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.453125	$1,813	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.453125	$1,813	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.453125	$1,813	April 15, 2019	April 30, 2019

Series B Preferred Shares:
October 30, 2021 - January 29, 2022 (1)	$0.4921875	$1,969	January 15, 2022	January 30, 2022
July 30, 2021 - September 29, 2021	$0.4921875	$1,969	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.4921875	$1,969	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020
October 30, 2019 - January 29, 2020	$0.4921875	$1,969	January 15, 2020	January 30, 2020
July 30, 2019 - October 29, 2019	$0.4921875	$1,969	October 15, 2019	October 30, 2019
April 30, 2019 - July 29, 2019	$0.4921875	$1,969	July 15, 2019	July 30, 2019
January 30, 2019 - April 29, 2019	$0.4921875	$1,969	April 15, 2019	April 30, 2019

Series C Preferred Shares:
October 30, 2021 - January 29, 2022 (1)	$0.4921875	$2,264	January 15, 2022	January 30, 2022
July 30, 2021 - September 29, 2021	$0.4921875	$2,264	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.4921875	$2,264	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$2,264	July 15, 2020	July 30, 2020

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on January 3, 2022.
(2) On August 3, 2021, in order to offset a portion of the tax liability to the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes, the Company's Board of Directors declared a special cash distribution on the Trust’s common shares. A distribution of $57.1 million was made on August 31, 2021 to Trust common shareholders. The Company declared a distribution of $0.25 per share for the quarter ended December 31, 2021,which was reduced from $0.36 per share in prior periods to reflect the effect of the Trust being taxed as a corporation.
Note L — Income Taxes
Effective September 1, 2021, the Company’s parent (i.e., the Trust) elected to be treated as a corporation for U.S federal income tax purposes. Prior to September 1, 2021, the Company’s items of income, gain, loss and deduction flowed through to owners of the parent Trust without being subject to income taxes at the Trust level. Consequently, the Company’s earnings did not reflect a provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. From and after September 1, 2021, the parent Trust will be subject to entity-level U.S. federal, state, and local corporate income taxes on the Company’s earnings that flow through to the Trust.
Components of the Company's pretax income (loss) before taxes are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019

Domestic (including U.S. exports)	$27,799	$6,092	$(72,264)
Foreign subsidiaries	15,397	(1,658)	12,164
	$43,196	$4,434	$(60,100)
Components of the Company’s income tax provision are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019

Current taxes
Federal	$18,439	$5,979	$5,450
State	4,122	1,620	1,537
Foreign	5,234	4,804	4,984
Total current taxes	27,795	12,403	11,971
Deferred taxes:
Federal	(9,271)	241	(2,471)
State	(1,725)	294	663
Foreign	1,538	(2,763)	(249)
Total deferred taxes	(9,458)	(2,228)	(2,057)
Total tax provision	$18,337	$10,175	$9,914

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are as follows:

	December 31,
(in thousands)	2021	2020

Deferred tax assets:
Tax credits	$7,501	$4,431
Accounts receivable and allowances	1,769	1,964
Net operating loss carryforwards	29,979	32,271
Accrued expenses	8,061	5,431
Interest expense limitation carryforwards	2,651	2,079
Lease liabilities	28,906	21,310
Held-for-sale effect	8,601	—
Other	12,339	11,768
Total deferred tax assets	$99,807	$79,254
Valuation allowance (1)	(9,413)	(7,012)
Net deferred tax assets	$90,394	$72,242
Deferred tax liabilities:
Intangible assets	$(123,946)	$(102,748)
Property and equipment	(23,966)	(17,859)
Repatriation of foreign earnings	(38)	(37)
Right of use assets	(26,087)	(18,831)
Prepaid and other expenses	(701)	(603)
Total deferred tax liabilities	$(174,738)	$(140,078)
Total net deferred tax liability	$(84,344)	$(67,836)

(1)Primarily relates to the 5.11, Arnold and Ergo operating segments.
For the years ending December 31, 2021 and 2020, the Company recognized approximately $174.7 million and $140.1 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $9.4 million was provided at December 31, 2021 and a valuation allowance related to the realization of foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $7.0 million was provided at December 31, 2020. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2021, 2020 and 2019 are as follows:

	Year ended December 31,
	2021	2020	2019
United States Federal Statutory Rate	21.0%	21.0%	(21.0)%
State income taxes (net of Federal benefits)	4.8	34.8	3.2
Foreign income taxes	8.2	37.5	1.1
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	29.0	137.0	20.9
Impact of subsidiary employee stock options	(0.3)	7.2	0.1
Non-deductible acquisition costs	0.6	11.5	—
Impairment expense	—	—	9.4
Non-recognition of various carryforwards at subsidiaries	(2.3)	(24.5)	2.0
Utilization of tax credits	(5.2)	2.6	(2.6)
Foreign-derived intangible income (FDII) and GILTI tax	(2.4)	(5.0)	2.4
Effect of classification of assets held for sale	(16.8)	—	—
Other	5.9	7.4	1.0
Effective income tax rate	42.5%	229.5%	16.5%

(1)The effective income tax rate for each of the years presented includes losses at the Company’s parent, which was taxed as a partnership through August 31, 2021. Beginning September 1, 2021, the Company's parent is taxed as a corporation.

A reconciliation of the amount of unrecognized tax benefits for 2021, 2020 and 2019 are as follows (in thousands):

Balance at January 1, 2019	$894
Additions for current years’ tax positions	73
Additions for prior years’ tax positions	26
Reductions for prior years’ tax positions	—
Balance at December 31, 2019	$993
Additions for current years’ tax positions	14
Additions for prior years’ tax positions	427
Reductions for prior years' tax positions	(73)
Reductions for expiration of statute of limitations	(27)
Balance at December 31, 2020	$1,334
Additions for current years’ tax positions	31
Additions for prior years’ tax positions	15
Reductions for prior years' tax positions	(63)
Reductions for expiration of statute of limitations	(63)
Balance at December 31, 2021	$1,254
Included in the unrecognized tax benefits at both December 31, 2021 and 2020 is $1.0 million of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2021, 2020 and 2019 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2016 through 2021 tax years generally remain subject to examinations by the taxing authorities.
Note M — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(151)	$—	$—	$(151)
Contingent consideration - acquisition (2)	$(1,350)	$—	$—	$(1,350)
Total recorded at fair value	$(1,501)	$—	$—	$(1,501)
(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor Solutions in connection with the acquisition of Polyfoam.

	Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(435)	$—	$—	$(435)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,785)	$—	$—	$(1,785)
(1)Represents put options issued to noncontrolling shareholders in connection with the Liberty and 5.11 acquisitions. Liberty was sold on July 16, 2021.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor Solutions in connection with the acquisition of Polyfoam.
A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements is as follows:

	Year ended December 31,
(in thousands)	2021	2020

Balance at January 1st	$(1,785)	$(111)
Contingent consideration - Polyfoam	—	(1,350)
Termination of put option of noncontrolling shareholder- Liberty	314	—
Increase in the fair value of put option of noncontrolling shareholders - Liberty	—	(264)
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(30)	(60)
Balance at December 31st	$(1,501)	$(1,785)
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contingent Consideration
For certain acquisition of businesses that the Company or its subsidiaries make, a portion of the acquisition price will be contingent consideration. The following is a summary of the contingent consideration arrangements entered into by the Company's subsidiaries in the prior three years and the valuation methodologies:
•Altor Solutions entered into a contingent consideration arrangement in connection with their purchase of Polyfoam in July 2020. The purchase price of Polyfoam includes a potential earn-out of $1.4 million if Polyfoam achieves certain financial metrics.
Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2021
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$307,700
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$1,051,700
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2019. Refer to "Note H – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2021 and 2020.

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
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2021, 2020 and 2019 and related noncontrolling interest balances as of December 31, 2021 and 2020:

	% Ownership (1) December 31, 2021		% Ownership (1) December 31, 2020		% Ownership (1) December 31, 2019
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	88.4	97.6	88.1	97.6	88.9
BOA	91.8	83.8	81.9	74.8	N/a	N/a
Ergobaby	81.7	72.7	81.4	72.6	81.9	75.8
Lugano	59.9	58.1	N/a	N/a	N/a	N/a
Marucci	91.1	82.8	92.2	83.8	N/a	N/a
Velocity	99.3	87.6	99.3	88.0	99.3	93.9
Altor	100.0	91.2	100.0	91.5	100.0	91.5
Arnold	98.0	85.5	96.7	81.1	96.7	80.2
Sterno	100.0	87.1	100.0	88.5	100.0	88.5

(1)The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2021	December 31, 2020
5.11	$15,458	$14,567
BOA	30,581	61,625
Ergobaby	29,435	27,408
Lugano	70,585	—
Marucci	17,175	11,386
Velocity	5,250	4,077
Altor	3,936	2,901
Arnold	1,284	1,117
Sterno	1,524	282
Allocation Interests	100	100
	$175,328	$123,463

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses	December 31,
	2021	2020

Accrued payroll and fringes	$43,270	$34,324
Accrued taxes	16,472	14,014
Income taxes payable	6,163	6,067
Accrued interest	13,563	8,259
Accrued rebates and discounts	10,687	5,170
Warranty payable	2,062	1,558
Accrued inventory	50,122	40,461
Other accrued expenses	32,462	24,365
Total	$174,801	$134,218

Warranty liability	Year ended December 31,
	2021	2020

Beginning balance	$1,558	$784
Accrual	4,257	2,821
Warranty payments	(3,753)	(2,696)
Other (1)	—	649
Ending balance	$2,062	$1,558
(1) Represents warranty liabilities of acquired businesses.

Supplemental Statement of Operations Data (in thousands):

Other income (expense), net	Year ended December 31,
	2021	2020	2019
Foreign currency gain (loss)	$27	$71	$(67)
Loss on sale of capital assets	(1,458)	(1,851)	(1,626)
Other income (expense)	247	(679)	(353)
	$(1,184)	$(2,459)	$(2,046)
Supplemental Cash Flow Statement Data (in thousands):

	Year ended December 31,
	2021	2020	2019

Interest paid	$58,553	$43,730	$56,431
Taxes paid	$27,371	$10,189	$15,367
Investments
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2021, 2020 and 2019.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Altor Solutions
In September 2020, Altor invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment will be accounted for as an equity method investment. Gains and losses from the investment were not material for the years ended December 31, 2021 and 2020.
Note P — Commitments and Contingencies
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense has not been material on a historic basis and no amount was incurred during the year ending December 31, 2021.
The maturities of lease liabilities at December 31, 2021 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2022	$34,887
2023	29,571
2024	25,272
2025	20,721
2026	17,413
Thereafter	37,138
Total undiscounted lease payments	$165,002
Less: Interest	35,539
Present value of lease liabilities	$129,463
The Company’s rent expense for the fiscal years ended December 31, 2021, 2020 and 2019 totaled $35.8 million, $27.8 million and $23.7 million, respectively.
The calculated amount of the right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the company's discretion. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term. As the discount rate is rarely determinable, the Company utilizes the incremental borrowing rate of the subsidiary entering into the lease arrangement, on a collateralized basis, over a similar term as adjusted for any country specific risk.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	5.89	5.44
Weighted-average discount rate	7.41%	7.45%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2021	December 31, 2020

Operating lease right-of-use assets	Other non-current assets	$116,992	$83,662
Current portion, operating lease liabilities	Other current liabilities	$25,663	$21,228
Operating lease liabilities	Other non-current liabilities	$103,800	$68,179
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,012	$32,154
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$43,404	$10,543
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
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of the operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due CGM by the Company under the MSA. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid during 2021 than would have normally been due. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021. Additionally, CGM has entered into a waiver of the MSA at December 31, 2021 to exclude the cash balances held at the LLC from the calculation of the management fee.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company paid CGM $0.4 million and $0.1 million, respectively, in the years ended December 31, 2021 and 2020, representing the management fee due from Arnold for the fourth quarter of 2020 and the first three quarters of 2021. At December 31, 2021, Arnold reimbursed the Company for the management fee paid on their behalf.
For the year ended December 31, 2021, 2020 and 2019, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2021	2020	2019

5.11	$1,000	$1,000	$1,000
BOA	1,000	250	N/a
Ergobaby	500	500	500
Lugano	188	N/a	N/a
Marucci	500	347	N/a
Velocity	500	500	500
Altor Solutions	750	750	750
Arnold	500	500	500
Sterno	500	500	500
Corporate	41,505	29,402	32,280
	$46,943	$33,749	$36,030
Approximately $11.7 million and $10.0 million of the management fees incurred were unpaid as of December 31, 2021 and 2020, respectively, and are reflected in Due to related party on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $34.1 million, $9.1 million and $60.4 million in distributions related to Sale and Holding Events that occurred during 2021, 2020 and 2019, respectively. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 57.8% of the Allocation Interests at December 31, 2021 and 45.0% at December 31, 2020. Of the remaining 42.2% at December 31, 2021 and 55.0% at December 31, 2020, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the Chairman of the Company’s Board of Directors, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.
Integrations Services Agreements
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. Under the Integration Services Agreement ("ISA"), CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano will pay CGM an integration services fee of $2.3 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2021.
BOA, which was acquired in October 2020, Marucci Sports, which was acquired in April 2020 and Altor Solutions, which was acquired in 2018 each entered into an ISA with CGM. Each ISA was for the twelve month period subsequent to the acquisition and was payable quarterly. BOA paid CGM a total of $4.4 million under the ISA, beginning in the quarter ended December 31, 2020. Marucci paid CGM a total of $2.0 million in integration services fees, beginning in the quarter ended September 30, 2020. Altor paid CGM a total of $2.3 million in integration services fees, with $0.3 million paid in 2019.
During the years ended December 31, 2021, 2020 and 2019, CGM received $4.9 million, $2.1 million, and $0.3 million, respectively, in total integration service fees. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $5.4 million, $5.2 million, and $5.6 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2021, 2020 and 2019, 5.11 purchased approximately $1.1 million, $2.7 million, and $4.4 million, respectively, in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the year ended December 31, 2021 and for the period from October 16, 2020 (date of acquisition) through December 31, 2020, BOA purchased approximately $48.3 million and $6.7 million, respectively, in parts from this supplier.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method, which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share; therefore, the sum of the quarters will not equal to the full year per share amount.

(in thousands)	December 31, 2021 (1)(2)	September 30, 2021 (1)(3)	June 30, 2021	March 31, 2021
Total revenues	$536,612	$464,975	$431,525	$408,556
Gross profit	202,410	181,435	173,564	168,548
Operating income	32,973	35,069	36,352	35,109
Income (loss) from continuing operations	20,306	13,079	(21,608)	13,082
Income from discontinued operations	5,577	4,332	10,357	8,914
Gain on sale of discontinued operations, net of tax	25	72,745	—	—
Net income (loss) attributable to Holdings	$22,088	$88,100	$(14,630)	$18,994

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.14)	$(0.19)	$(0.50)	$(0.10)
Discontinued operations	0.06	1.16	0.12	0.11
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.08)	$0.97	$(0.38)	$0.01
(1) The quarters ended September 30, 2021 and December 31, 2021 includes the operating results from Lugano, which the Company acquired on September 3, 2021.
(2)    As of December 31, 2021, ACI met the criteria to be classified as held for sale, and therefore is presented as discontinued operations in all prior periods.
(3)    The Company sold its Liberty operating segment in the third quarter of 2021, recording a gain on sale of $72.8 million. All prior periods are presented as discontinued operations.

(in thousands)	December 31, 2020 (1)(2)(3)	September 30, 2020 (1)(2)(3)	June 30, 2020 (1)(2)(3)	March 31, 2020 (2)(3)
Total revenues	$421,609	$364,948	$286,218	$286,792
Gross profit	155,707	135,422	100,691	103,145
Operating income (loss)	22,786	23,926	3,724	4,680
Income (loss) from continuing operations	1,141	11,235	(16,081)	(2,036)
Income from discontinued operations	7,639	9,568	8,715	6,916
Gain on sale of discontinued operations, net of tax	—	100	—	—
Net income (loss) attributable to Holdings	$8,366	$19,186	$(8,437)	$3,665

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.15)	$(0.03)	$(0.40)	$(0.35)
Discontinued operations	0.09	0.11	0.10	0.09
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.06)	$0.08	$(0.30)	$(0.26)
(1) The quarters ended June 30, 2020, September 30, 2020 and December 31, 2020 include operating results from Marucci, which the Company acquired on April 20, 2020. The quarter ended December 31, 2020 includes the operating results from BOA, which the Company acquired on October 16, 2020.
(2)    As of December 31, 2021, ACI met the criteria to be classified as held for sale, and therefore is presented as discontinued operations in all prior periods.
(3)    The Company sold its Liberty operating segment in the third quarter of 2021. All prior periods are presented as discontinued operations.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2021	$17,971	$4,891	$(3,533)	$5,477	$13,852
Sales allowance accounts - 2020	$14,397	$7,005	$1,221	$4,652	$17,971
Sales allowance accounts - 2019	$11,532	$6,965	$—	$4,100	$14,397

Valuation allowance for deferred tax assets - 2021	$7,012	$2,903	$—	$502	$9,413
Valuation allowance for deferred tax assets - 2020	$8,099	$606	$60	$1,753	$7,012
Valuation allowance for deferred tax assets - 2019	$6,904	$1,195	$—	$—	$8,099

(1)Represents opening allowance balances related to acquisitions made during the period indicated. In addition, during the year ended December 31, 2021, due to a shift in revenue, certain sales allowance accounts were reclassified to accrued expenses.

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

2.7
Stock Purchase Agreement, dated July 16, 2021, by and among (i) Liberty Safe Holding Corporation; (ii) Independence Buyer, Inc.; (iii); Compass Group Diversified Holdings LLC, as the Sellers Representative; and (iv) each Stockholder and Optionholder of Liberty Safe Holding Corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on July 19, 2021 (File No. 001-34927)).

2.8
Amendment to Stock Purchase Agreement, dated August 3, 2021, by and among Independence Buyer, Inc. and Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on August 3, 2021 (File No. 001-34927 and Accession No. 0001345126-21-000031)).

2.9
Agreement and Plan of Merger, dated October 13, 2021, by and among (i) Tempo Automation, Inc.; (ii) Aspen Acquisition Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 14, 2021 (File No. 001-34927)).

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

3.9	Second Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.10	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

INDEX TO EXHIBITS

Exhibit Number	Description
3.11
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

3.12
Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.13
Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

3.14	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.15	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
3.16	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).
3.17
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.18
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.19
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.20	Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).
3.21
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.22
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

4.1	Specimen Certificate evidencing a share of trust of Compass Diversified Holdings (incorporated by reference to Exhibit A of Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))
4.2
Specimen LLC Interest Certificate evidencing an interest of Compass Group Diversified Holdings LLC (incorporated by reference to Exhibit A of Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

4.3	Form of 7.250% Series A Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
4.4
Form of 7.875% Series B Fixed-to-Floating Rate Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

4.5	Form of 7.875% Series C Cumulative Preferred Share Certificate (incorporated by reference to Appendix A of Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
4.6
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of March 23, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on March 23, 2021 (File No. 000-34927)).

4.7
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of November 17, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 17, 2021 (File No. 001-34927)).

4.8*	Description of Securities.
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

INDEX TO EXHIBITS

Exhibit Number	Description
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

99.9
Agreement and Plan of Merger, dated as of March 6, 2020, among Marucci Sports, LLC, Wheelhouse Holdings, Inc., Wheelhouse Holdings Merger Sub LLC and Wheelhouse 2020 LLC (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on March 9, 2020 (File No. 001-34927))

99.10
Agreement and Plan of Merger, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on September 22, 2020 (File No. 001-34927))

99.11
First Amendment to Agreement and Plan of Merger, dated October 16, 2020, among Reel Holding Corp., BOA Parent Inc., BOA Merger Sub Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on October 19, 2020 (File No. 001-34927))

99.12
Stock Purchase Agreement, dated September 3, 2021, between Lugano Buyer Inc., Mordechai Haim Ferder, as trustee of The Haim Family Trust dated 2/24/2009, Edit Fintzi Ferder, as trustee of The RF 2021 Irrevocable Trust dated 8/30/2021, Mordechai Haim Ferder, as trustee of The TF 2021 Irrevocable Trust dated 8/30/2021, Simba IL Holdings, LLC and Mordechai Haim Ferder in his individual capacity and as initial representative of the Sellers (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on September 7, 2021 (File No. 001-34927 and Accession No. 0001345126-21-000039)).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

INDEX TO EXHIBITS

Exhibit Number	Description
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith.
†	Denotes management contracts and compensatory plans or arrangements.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

E-4