Form 10-Q
period 2022-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2022-05-05
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, there were 70,172,175 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2022

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
•the “Manager” refer to Compass Group Management LLC (“CGM”);
•the "Trust Agreement" refer to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021;
•the "2021 Credit Facility" refer to the second amended and restated credit agreement entered into on March 23, 2021 among the LLC, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto;
•the "2021 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2021 Credit Facility that matures in 2026;
•the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the LLC, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto, which was subsequently amended and restated by the 2021 Credit Facility;
•the "2018 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2018 Credit Facility;
•the "2018 Term Loan" refer to the $500 million term loan provided by the 2018 Credit Facility;
•the "LLC Agreement" refer to the Sixth Amended and Restated Operating Agreement of the LLC dated as of August 3, 2021, as further amended; and
•"we," "us" and "our" refer to the Trust, the LLC and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our planned capital expenditures. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2022, as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,345	$157,125
Accounts receivable, net	265,287	268,262
Inventories, net	617,159	562,084
Prepaid expenses and other current assets	69,108	56,575
Current assets held for sale	102,293	99,423
Total current assets	1,151,192	1,143,469
Property, plant and equipment, net	179,177	178,393
Goodwill	791,174	815,405
Intangible assets, net	879,345	872,677
Other non-current assets	136,641	134,317
Total assets	$3,137,529	$3,144,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$93,354	$120,405
Accrued expenses	176,964	174,801
Due to related party	13,099	11,705
Other current liabilities	41,942	45,490
Current liabilities held for sale	30,905	29,127
Total current liabilities	356,264	381,528
Deferred income taxes	82,858	84,344
Long-term debt	1,285,304	1,284,826
Other non-current liabilities	109,675	109,033
Total liabilities	1,834,101	1,859,731

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at March 31, 2022 and December 31, 2021
Series A preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at March 31, 2022 and December 31, 2021	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 69,450 shares issued and outstanding at March 31, 2022 and 68,738 issued and outstanding at December 31, 2021	1,143,354	1,123,193
Accumulated other comprehensive loss	(228)	(1,028)
Accumulated deficit	(313,902)	(314,267)
Total stockholders’ equity attributable to Holdings	1,133,142	1,111,816
Noncontrolling interest	171,735	175,328
Noncontrolling interest held for sale	(1,449)	(2,614)
Total stockholders’ equity	1,303,428	1,284,530
Total liabilities and stockholders’ equity	$3,137,529	$3,144,261
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Net revenues	$510,513	$408,556
Cost of revenues	309,698	240,008
Gross profit	200,815	168,548
Operating expenses:
Selling, general and administrative expense	120,672	104,052
Management fees	14,436	10,798
Amortization expense	21,105	18,589
Operating income	44,602	35,109
Other income (expense):
Interest expense, net	(17,419)	(13,805)
Amortization of debt issuance costs	(866)	(686)
Other income (expense), net	2,036	(2,228)
Income from continuing operations before income taxes	28,353	18,390
Provision for income taxes	9,976	5,308
Income from continuing operations	18,377	13,082
Income from discontinued operations, net of income tax	5,370	8,914
Gain on sale of discontinued operations	5,993	—
Net income	29,740	21,996
Less: Net income from continuing operations attributable to noncontrolling interest	4,937	1,903
Less: Net income from discontinued operations attributable to noncontrolling interest	1,041	1,099
Net income attributable to Holdings	$23,762	$18,994

Amounts attributable to Holdings
Income from continuing operations	$13,440	$11,179
Income from discontinued operations, net of income tax	4,329	7,815
Gain on sale of discontinued operations, net of income tax	5,993	—
Net income attributable to Holdings	$23,762	$18,994

Basic income per common share attributable to Holdings (refer to Note J)
Continuing operations	$0.00	$(0.10)
Discontinued operations	0.14	0.11
Basic income per common share attributable to Holdings (refer to Note J)	$0.14	$0.01

Basic weighted average number of shares of common shares outstanding	69,375	64,900

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.36

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2022	2021

Net income	$29,740	$21,996
Other comprehensive income
Foreign currency translation adjustments	25	(281)
Pension benefit liability, net	775	763
Other comprehensive income	800	482
Total comprehensive income, net of tax	$30,540	$22,478
Less: Net income attributable to noncontrolling interests	5,978	3,002
Less: Other comprehensive income attributable to noncontrolling interests	5	2
Total comprehensive income attributable to Holdings, net of tax	$24,557	$19,474

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(211,002)	$(1,456)	$1,100,024	$123,463	$(3,339)	$1,220,148
Net income	—	—	—	—	18,994	—	18,994	1,903	1,099	21,996
Total comprehensive income, net	—	—	—	—	—	482	482	—	—	482
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,640	131	2,771
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	70	70
Distributions paid - Allocation interests	—	—	—	—	(5,214)	—	(5,214)	—	—	(5,214)
Distributions paid - Trust Common Shares	—	—	—	—	(23,364)	—	(23,364)	—	—	(23,364)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — March 31, 2021	$96,417	$96,504	$110,997	$1,008,564	$(226,631)	$(974)	$1,084,877	$128,006	$(2,039)	$1,210,844

Balance — January 1, 2022	$96,417	$96,504	$110,997	$1,123,193	$(314,267)	$(1,028)	$1,111,816	$175,328	$(2,614)	$1,284,530
Net income	—	—	—	—	23,762	—	23,762	4,937	1,041	29,740
Total comprehensive income, net	—	—	—	—	—	800	800	—	—	800
Issuance of Trust common shares	—	—	—	20,161	—	—	20,161	—	—	20,161
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,681	124	2,805
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	390	—	390
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(309)	—	(309)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Distributions paid - Trust Common Shares	—	—	—	—	(17,352)	—	(17,352)	—	—	(17,352)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — March 31, 2022	$96,417	$96,504	$110,997	$1,143,354	$(313,902)	$(228)	$1,133,142	$171,735	$(1,449)	$1,303,428
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$29,740	$21,996
Income from discontinued operations	5,370	8,914
Gain on sale of discontinued operations	5,993	—
Income from continuing operations	18,377	13,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	9,927	8,557
Amortization expense - intangibles	21,105	18,589
Amortization expense - inventory step-up	2,261	—
Amortization of debt issuance costs and premium	866	603
Noncontrolling stockholder stock based compensation	2,681	2,640
Provision for receivable and inventory reserves	(1,572)	3,501
Deferred taxes	692	1,673
Other	147	31
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,830	(9,153)
Inventories	(56,153)	(17,526)
Other current and non-current assets	(4,798)	(3,957)
Accounts payable and accrued expenses	(36,596)	5,077
Cash (used in) provided by operating activities - continuing operations	(41,233)	23,117
Cash provided by operating activities - discontinued operations	7,704	13,273
Cash (used in) provided by operating activities	(33,529)	36,390
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,636)	(34,257)
Purchases of property and equipment	(10,391)	(7,303)
Proceeds from sale of businesses	5,993	—
Other investing activities	(205)	(305)
Cash used in investing activities - continuing operations	(8,239)	(41,865)
Cash used in investing activities - discontinued operations	(53)	(402)
Cash used in investing activities	(8,292)	(42,267)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	20,161	—
Borrowings under credit facility	—	143,000
Repayments under credit facility	—	(445,000)
Proceeds from issuance of Senior Notes	—	1,000,000
Redemption of Senior Notes	—	(647,688)
Distributions paid - common shares	(17,352)	(23,364)
Distributions paid - preferred shares	(6,045)	(6,045)
Distributions paid - allocation interests	—	(5,214)
Distributions paid to noncontrolling shareholders	(11,292)	—
Net proceeds provided by noncontrolling shareholders	390	70
Purchase of noncontrolling interest	(309)	—
Debt issuance costs	—	(17,158)
Other	(5)	(94)
Net cash used in financing activities	(14,452)	(1,493)
Foreign currency impact on cash	(259)	(182)
Net decrease in cash and cash equivalents	(56,532)	(7,552)
Cash and cash equivalents — beginning of period (1)	160,733	70,744
Cash and cash equivalents — end of period (2)	$104,201	$63,192
(1) Includes cash from discontinued operations of $3.6 million at January 1, 2022 and $10.7 million at January 1, 2021.
(2) Includes cash from discontinued operations of $6.9 million at March 31, 2022 and $7.6 million at March 31, 2021.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2022

Note A - Presentation and Principles of Consolidation
Compass Diversified Holdings, a Delaware statutory trust (the "Trust") and Compass Group Diversified Holdings LLC, a Delaware limited liability company (the "LLC"), were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings, LLC are referred to as the "Company". In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as further amended, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as further amended, the "LLC Agreement")) of the LLC and, pursuant to the LLC Agreement, the LLC has, outstanding, the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The LLC is a controlling owner of ten businesses, or reportable operating segments, at March 31, 2022. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Diamonds & Jewelry, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and The Sterno Group, LLC ("Sterno"). At March 31, 2021, Advanced Circuits has been classified as held-for-sale. Refer to Note C - "Discontinued Operations" and Note Q- "Subsequent Events" for further discussion of Advanced Circuits. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2022 and March 31, 2021 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Consolidation
The condensed consolidated financial statements include the accounts of the Company, as well as the businesses acquired as of their respective acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation. Discontinued operating entities are reflected as discontinued operations in the Company's results of operations and statements of financial position.
Discontinued Operations
On October 13, 2021, the LLC entered into a definitive Agreement and Plan of Merger to sell its majority owned subsidiary, Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), which met the criteria to be classified as a discontinued operation as of December 31, 2021 and March 31, 2022. As a result, the Company reported the results of operations of ACI as discontinued operations in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with this business have been reclassified as held for sale in the consolidated balance sheets.

The Company completed the sale of Liberty Safe Holding Corporation ("Liberty") during the third quarter of 2021. The results of operations of Liberty are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2021. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarters produce the highest net sales during our fiscal year.
Change in Tax Status Election
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
Prior to the Effective Date, each of the LLC’s majority owned subsidiaries were treated as corporations for U.S. federal income tax purposes. The election did not change the tax status of any LLC subsidiary, and each majority owned LLC subsidiary is still treated as a corporation for U.S. federal income tax purposes.
After the Effective Date, the Trust will no longer be taxed as a pass through entity for U.S. federal income tax purposes. Accordingly, the Trust will no longer issue Schedule K-1’s, nor will Trust shareholders be allocated any pass through income, loss, expense, deduction or credit (including “UBIT”) from the Trust.
Note B — Acquisitions
Acquisition of Lugano Diamonds & Jewelry, Inc.
On September 3, 2021, the LLC, through its newly formed acquisition subsidiaries, Lugano Holding, Inc., a Delaware corporation (“Lugano Holdings”), and Lugano Buyer, Inc., a Delaware corporation (“Lugano Buyer”) and a wholly-owned subsidiary of Lugano Holdings, acquired the issued and outstanding shares of stock of Lugano Diamonds & Jewelry Inc. ("Lugano") other than the certain rollover shares (the “Lugano Transaction”). The Lugano Transaction was effectuated pursuant to a Stock Purchase Agreement (the “Lugano Purchase Agreement”), also dated September 3, 2021, by and among Lugano Buyer, the Sellers named therein (“Sellers”) and Mordechai Haim Ferder in his individual capacity and as initial representative of the Sellers. Lugano is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California.
The LLC made loans to, and purchased a 60% equity interest in, Lugano. The purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, was $263.3 million. The selling shareholders invested in the transaction along with the LLC, representing 40% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the LLC in the acquisition and will continue to provide integration services during the first year of the LLC's ownership of Lugano. CGM will receive integration service fees of $2.3 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended December 31, 2021. The LLC incurred $1.8 million of transaction costs in conjunction with the Lugano acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2021. The LLC funded the acquisition with cash on hand and a $120 million draw on its 2021 Revolving Credit Facility.

The results of operations of Lugano have been included in the consolidated results of operations since the date of acquisition. Lugano's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Assets:
Cash	$1,433	$—	$1,433
Accounts receivable (1)	20,954	—	20,954
Inventory	85,794	9,419	95,213
Property, plant and equipment	2,743	392	3,135
Intangible assets	—	82,454	82,454
Goodwill	158,780	(72,443)	86,337
Other current and noncurrent assets	4,979	4,114	9,093
Total assets	$274,683	$23,936	$298,619

Liabilities and noncontrolling interest:
Current liabilities	$7,129	$58	$7,187
Other liabilities	99,381	755	100,136
Deferred tax liabilities	—	23,123	23,123
Noncontrolling interest	68,000	—	68,000
Total liabilities and noncontrolling interest	$174,510	$23,936	$198,446

Net assets acquired	$100,173	$—	$100,173
Noncontrolling interest	68,000	—	68,000
Intercompany loans to business	99,381	(2,420)	96,961
	$267,554	$(2,420)	$265,134

Acquisition consideration
Purchase price	$256,000	$—	$256,000
Cash acquired (estimated)	1,554	(120)	1,434
Net working capital adjustment	10,000	(2,300)	7,700
Total purchase consideration	$267,554	$(2,420)	$265,134
Less: Transaction costs	1,827	—	1,827
Net purchase price	$265,727	$(2,420)	$263,307
(1) The fair value of accounts receivable approximates book value acquired.
The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $86.3 million reflects the strategic fit of Lugano in the Company's branded consumer business and is not expected to be deductible for income tax purposes.
The intangible assets recorded related to the Lugano acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Tradename	$48,433	18 years
Customer relationships	34,021	15 years
	$82,454
The tradename was considered the primary intangible asset and was valued at $48.4 million using a multi-period excess earnings method. The customer relationships were valued at $34.0 million using a multi period excess earnings method. The multi period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2021 gives effect to the acquisition of Lugano, as described above, and the dispositions of Liberty Safe and ACI, as if these transactions had been completed as of January 1, 2021. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Three months ended
(in thousands, except per share data)	March 31, 2021
Net sales	$437,995
Gross profit	$183,722
Operating income	$43,260
Net income from continuing operations	$18,090
Net income from continuing operations attributable to Holdings	$13,861
Basic and fully diluted net loss per share attributable to Holdings	$0.00
Other acquisitions
Marucci
Lizard Skins - On October 22, 2021, Marucci Sports acquired Lizard Skins, LLC ("Lizard Skins"), an industry leading provider of sporting goods accessories that revolve around the hand-to-grip interface, for an enterprise value of approximately $47.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $44.1 million under the Marucci inter-company credit agreement with the LLC, a draw on the existing Marucci revolving credit facility with the Company, and rollover equity from the selling shareholders of Lizard Skins. Marucci issued 11,915 shares to the selling shareholders in exchange for the rollover equity, which represents an ownership interest of approximately 1% in Marucci. Marucci paid approximately $1.4 million in transaction expenses in connection with the acquisition of Lizard Skins. Lizard Skins is a designer and seller of branded grip products, protective equipment, bags and apparel for use in baseball, cycling, hockey, Esports and lacrosse. The acquisition of Lizard Skins will allow Marucci to build on its leading position in diamond sports while simultaneously developing Marucci's presence in new sports markets such as hockey and cycling. Marucci recorded a purchase price allocation, including goodwill of approximately $10.1 million, which is expected to be deductible for income tax purposes, and intangible assets of $27.9 million. The purchase price allocation is expected to be finalized in the second quarter of 2022.

Altor Solutions
Plymouth Foam - On October 5, 2021, Altor acquired Plymouth Foam, LLC (“Plymouth”), a manufacturer of protective packaging and componentry, for an enterprise value of approximately $56.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $52.0 million under the Altor intercompany credit agreement and a draw on the existing Altor intercompany revolving credit facility with the LLC. Altor paid approximately $0.4 million in transaction fees in connection with the acquisition of Plymouth. Plymouth was founded in 1978 and is based in Plymouth, Wisconsin. Plymouth supplies a wide array of high value products, including custom protective packaging, cold chain packaging and internal components made from expanded polystyrene and expanded polypropylene. Plymouth’s complementary product portfolio will allow Altor to be able to further expand its business and capabilities. Altor recorded a purchase price allocation, including goodwill of approximately $15.5 million, which is not expected to be deductible for income tax purposes, and intangible assets of $20.1 million. The purchase price allocation was finalized in the first quarter of 2022.
Polyfoam - On July 1, 2020, Altor acquired substantially all of the assets of Polyfoam Corp. ("Polyfoam"), a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Founded in 1974, Polyfoam operates two manufacturing facilities producing highly engineered foam and injection-molded plastic solutions across a variety of end-markets. The acquisition complements Altor's current operating footprint and provides access to a new customer base and product offerings, including Polyfoam's significant end-market exposure to cold chain (including seafood boxes, insulated shipping containers and grocery delivery totes). The purchase price was approximately $12.8 million and included a potential earnout of $1.4 million if Polyfoam achieved certain financial metrics. The full amount of the earnout was paid during the first quarter of 2022.
Arnold
Ramco - On March 1, 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a manufacturer of stators, rotors and full electric motors, for a purchase price of approximately $34.3 million. The acquisition and related transaction costs were funded through an additional equity investment in Arnold by the LLC of $35.5 million. Ramco was founded in 1987 and is based in Greenville, Ohio. Ramco supplies their custom electric motor solutions for general industrial, aerospace and defense, and oil and gas end-markets. Ramco’s complementary product portfolio will allow Arnold to be able to offer more comprehensive, turnkey solutions to their customers. In connection with the acquisition, Arnold recorded a purchase price allocation of $12.4 million of goodwill, which is not expected to be deductible for income tax purposes and $12.7 million in intangible assets. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2021.
Note C — Discontinued Operations
Advanced Circuits Merger Agreement
On October 13, 2021, the LLC, as the representative (the “Sellers Representative”) of the holders (the “AC Sellers”) of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the “AC Agreement”) with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer will acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). Under the terms of the Agreement, the AC Sellers will receive consideration in the amount of $310 million, composed of $240 million in cash and $70 million in common stock of a publicly traded special purpose acquisition company (“SPAC”) selected by AC Buyer to acquire AC Buyer upon the closing of the transaction, excluding certain working capital and other adjustments. In addition, the AC Sellers may receive 2.4 million additional shares of SPAC common stock within five years, subject to SPAC stock price performance. The LLC owns approximately 67% of the outstanding stock of Advanced Circuits on a fully diluted basis and expects to receive approximately 77% of the gross consideration payable under the Agreement. This amount is in respect of the LLC’s outstanding loans to Advanced Circuits and its equity interests in Advanced Circuits. The AC Merger is conditioned on, among other things, the closing of a business combination between AC Buyer and a SPAC. In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). In order to obtain shareholder approval of the SPAC Transaction, ACE had previously scheduled and announced an extraordinary general meeting of shareholders for May 5, 2022. On May 2, 2022, ACE postponed the extraordinary general meeting to allow additional time to revise and finalize its financing arrangements with respect to the SPAC Transaction. There can be no assurances that all of the conditions to closing of the AC Merger, which include the closing of the SPAC Transaction, will be satisfied.
The sale of Advanced Circuits met the criteria for the assets to be classified as held for sale as of December 31, 2021 and March 31, 2022, and is presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. Summarized results of operations of Advanced Circuits are as follows (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net sales	$23,249	$21,562
Gross profit	$10,930	$9,404
Operating income	$6,524	$5,495
Income from continuing operations before income taxes (1)	$6,477	$5,491
Provision for income taxes	$1,107	$771
Income from discontinued operations (1)	$5,370	$4,720
(1) The results of operations for the three months ended March 31, 2022 and 2021, each exclude $1.7 million and $1.9 million, respectively, of intercompany interest expense.
The following table presents summary balance sheet information of ACI that is presented as held for sale as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$6,857	$3,610
Accounts receivable, net	9,502	9,447
Inventories, net	3,928	3,660
Prepaid expenses and other current assets	688	430
Current assets held for sale	$20,975	$17,147
Property, plant and equipment, net	7,624	8,083
Goodwill	66,668	66,668
Intangible assets, net	13	23
Other non-current assets	7,013	7,502
Non-current assets held for sale (1)	$81,318	$82,276

Liabilities
Accounts payable	$5,838	$3,798
Accrued expenses	4,014	3,718
Due to related party	125	125
Other current liabilities	1,600	1,580
Current liabilities held for sale	$11,577	$9,221
Deferred income taxes	13,369	13,419
Other non-current liabilities	5,959	6,487
Non-current liabilities held for sale (1)	$19,328	$19,906
Noncontrolling interest held for sale	$(1,449)	$(2,614)
(1) The closing of the transaction is expected to occur in the second quarter of 2022, and therefore all assets and liabilities have been classified as current on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.
Sale of Liberty
On July 16, 2021, the LLC, as majority stockholder of Liberty Safe Holding Corporation and as sellers representative, entered into a definitive Stock Purchase Agreement (the “Liberty Purchase Agreement”) with Independence Buyer, Inc. (“Liberty Buyer”), Liberty and the other holders of stock and options of Liberty to sell to Liberty Buyer all of the issued and outstanding securities of Liberty, the parent company of the operating entity, Liberty Safe and Security Products, Inc.

On August 3, 2021, Liberty Buyer and the LLC, as sellers representative, entered into the Amendment to Stock Purchase Agreement (the “Amendment”) which amended the Liberty Purchase Agreement to, among other things, provide that, immediately prior to the closing, certain investors in Liberty will, instead of selling all of the shares of Liberty owned by them to Liberty Buyer, contribute a portion of such shares (the “Rollover Shares”) to an indirect parent company of Liberty Buyer in exchange for equity securities of such entity.
On August 3, 2021, Liberty Buyer completed the acquisition of all the issued and outstanding securities of Liberty (other than the Rollover Shares) pursuant to the Liberty Purchase Agreement and Amendment (the “Liberty Transaction”). The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the LLC (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the LLC received approximately $128.0 million of total proceeds from the sale at closing. The LLC recognized a gain on the sale of Liberty of $72.8 million in the year ended December 31, 2021.
Summarized results of operations of Liberty for the three months ended March 31, 2021 are as follows (in thousands):

Three months ended March 31, 2021
Net sales	$31,479
Gross profit	$8,897
Operating income	$5,630
Income from continuing operations before income taxes (1)	$5,636
Provision for income taxes	$1,441
Income from discontinued operations (1)	$4,195
(1) The results of operations for the three months ended March 31, 2021, excludes $0.7 million of intercompany interest expense.
Sale of Clean Earth
On May 8, 2019, the LLC, as majority stockholder of CEHI Acquisition Corporation ("Clean Earth" or CEHI") and as sellers’ representative, entered into a definitive Stock Purchase Agreement (the “Clean Earth Purchase Agreement”) with Calrissian Holdings, LLC (“Clean Earth Buyer”), CEHI, the other holders of stock and options of CEHI and, as Clean Earth Buyer’s guarantor, Harsco Corporation, pursuant to which Clean Earth Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc. On June 28, 2019, Clean Earth Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Clean Earth Purchase Agreement. The Company recognized a gain on the sale of Clean Earth of $209.3 million during the year ended December 31, 2019. In the first quarter of 2022, the LLC received an income tax refund of approximately $6.0 million related to Clean Earth which was recognized as gain on sale of discontinued operations in the accompanying consolidated statement of operations.
Note D — Revenue
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

The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2022 and 2021 (in thousands):

Three months ended March 31, 2022
	5.11	BOA	Ergo	Lugano	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$80,803	$20,202	$8,173	$47,019	$51,082	$43,813	$57,781	$26,173	$74,698	$409,744
Canada	2,388	540	793	—	552	3,561	—	193	1,799	9,826
Europe	7,545	17,100	7,590	—	6	2,426	—	9,509	302	44,478
Asia Pacific	3,964	18,904	3,470	—	419	354	—	1,782	102	28,995
Other international	9,323	64	184	—	33	1,292	6,047	508	19	17,470
	$104,023	$56,810	$20,210	$47,019	$52,092	$51,446	$63,828	$38,165	$76,920	$510,513

Three months ended March 31, 2021
	5.11	Boa	Ergo	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$80,783	14,081	$8,799	$36,096	$58,269	$32,744	$21,361	$74,025	$326,158
Canada	2,554	224	754	341	3,223	—	205	3,000	10,301
Europe	7,155	13,350	7,345	29	2,521	—	8,858	249	39,507
Asia Pacific	3,813	8,728	5,261	182	276	—	1,293	15	19,568
Other international	5,572	69	169	—	1,343	5,076	768	25	13,022
	$99,877	$36,452	$22,328	$36,648	$65,632	$37,820	$32,485	$77,314	$408,556
Note E — Operating Segment Data
At March 31, 2022, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. Advanced Circuits has been classified as held for sale at March 31, 2022 and is not considered a reportable segment. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
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
•BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides combined with unique configuration applications, which together create a superior alternative to laces, buckles, hook and loop (Velcro), and other traditional closure and fit systems. Each configuration is designed and engineered to deliver superior fit and performance, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
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
•Marucci Sports is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops retail and sports training facilities, both as a corporate owned entity as well as licensing these facilities as franchises. Marucci is headquartered in Baton Rouge, Louisiana.
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
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Altor is headquartered in Scottsdale, Arizona and operates 17 molding and fabricating facilities across North America subsequent to the acquisition of Polyfoam.
•Arnold is a global designer and manufacturer of engineered electric motor and magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/automotive, oil and gas, medical, energy, reprographics and advertising specialties. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 clients worldwide. Arnold is headquartered in Rochester, New York.
•Sterno is a manufacturer and marketer of portable food warming fuel and creative table lighting solutions for the foodservice industry and flameless candles, outdoor lighting products, scented wax cubes and warmer products for its consumers. Sterno's products include wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, scented wax cubes and warmer products used for home decor and fragrance systems, catering equipment and outdoor lighting products. Sterno is headquartered in Corona, California.
The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. There were no significant inter-segment transactions.

Summary of Operating Segments

Net Revenues	Three months ended March 31,
(in thousands)	2022	2021

5.11	$104,023	$99,877
BOA	56,810	36,452
Ergobaby	20,210	22,328
Lugano	47,019	—
Marucci	52,092	36,648
Velocity Outdoor	51,446	65,632
Altor	63,828	37,820
Arnold	38,165	32,485
Sterno	76,920	77,314
Total segment revenue	510,513	408,556
Corporate and other	—	—
Total consolidated revenues	$510,513	$408,556

Segment profit (loss) (1)	Three months ended March 31,
(in thousands)	2022	2021

5.11	$5,905	$5,836
BOA	18,811	7,254
Ergobaby	(276)	1,964
Lugano	13,606	—
Marucci	7,885	10,507
Velocity Outdoor	3,067	11,034
Altor	5,834	4,684
Arnold	3,288	2,996
Sterno	3,034	4,284
Total	61,154	48,559
Reconciliation of segment profit (loss) to consolidated net income before income taxes:
Interest expense, net	(17,419)	(13,805)
Other income (expense), net	2,036	(2,228)
Corporate and other (2)	(17,418)	(14,136)
Total consolidated income before income taxes	$28,353	$18,390

(1)Segment profit (loss) represents operating income (loss).
(2)Primarily relates to management fees expensed and payable to CGM, and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2022	2021

5.11	$5,412	$5,358
BOA	5,254	4,890
Ergobaby	1,995	2,217
Lugano	2,169	—
Marucci	4,152	2,139
Velocity Outdoor	3,195	3,073
Altor	3,928	2,563
Arnold	2,185	1,721
Sterno	5,003	5,185
Total	33,293	27,146
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and bond premium	866	603
Consolidated total	$34,159	$27,749

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2022	2021	2022 (1)	2021 (1)
5.11	$46,644	$50,461	$361,564	$354,666
BOA	3,700	2,387	256,196	263,052
Ergobaby	11,069	11,167	88,769	86,530
Lugano	30,633	27,812	270,623	233,720
Marucci	31,891	23,261	165,096	146,087
Velocity Outdoor	33,328	36,017	231,439	219,545
Altor	42,325	38,457	210,942	205,631
Arnold	22,359	20,372	98,771	101,591
Sterno	57,356	72,179	241,800	244,338
Allowance for doubtful accounts	(14,018)	(13,851)	—	—
Total	265,287	268,262	1,925,200	1,855,160
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	53,574	106,011
Assets held for sale	—	—	102,293	99,423
Consolidated total	$265,287	$268,262	$2,081,067	$2,060,594

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$208,231	$206,919
Furniture, fixtures and other	55,753	52,794
Leasehold improvements	57,577	56,988
Buildings and land	13,345	13,345
Construction in process	19,971	15,340
	354,877	345,386
Less: accumulated depreciation	(175,700)	(166,993)
Total	$179,177	$178,393
Depreciation expense was $9.9 million and $8.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Inventory
Inventory is comprised of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$106,966	$105,654
Work-in-process	37,003	27,026
Finished goods	497,393	457,274
Less: obsolescence reserve	(24,203)	(27,870)
Total	$617,159	$562,084

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
Goodwill
2022 Annual Impairment Testing
The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units exceeded their carrying value.
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
A summary of the net carrying value of goodwill at March 31, 2022 and December 31, 2021, is as follows (in thousands):

	Three months ended March 31, 2022	Year ended December 31, 2021
Goodwill - gross carrying amount	$848,919	$873,150
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$791,174	$815,405
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2022 by operating segment (in thousands):

	Balance at January 1, 2022	Acquisitions/Measurement Period Adjustments	Balance at March 31, 2022
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	61,448	—	61,448
Lugano	83,458	2,879	86,337
Marucci	107,855	(29,657)	78,198
Velocity Outdoor	30,079	—	30,079
Altor	90,843	2,547	93,390
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Total	$815,405	$(24,231)	$791,174
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each indefinite lived intangible asset in connection with the annual impairment testing for 2022 and 2021. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting units that maintain indefinite lived intangible assets exceeded the carrying value.

Other intangible assets are comprised of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$574,834	$(200,260)	$374,574	$566,805	$(180,581)	$386,224
Technology and patents	158,334	(41,982)	116,352	153,124	(49,898)	103,226
Trade names, subject to amortization	425,348	(96,242)	329,106	411,100	(87,178)	323,922
Non-compete agreements	4,617	(3,613)	1,004	4,617	(3,502)	1,115
Other contractual intangible assets	2,243	(899)	1,344	1,960	(735)	1,225
Total	1,165,376	(342,996)	822,380	1,137,606	(321,894)	815,712
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
Total intangibles, net	$1,222,341	$(342,996)	$879,345	$1,194,571	$(321,894)	$872,677
Amortization expense related to intangible assets was $21.1 million and $18.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2022 and the next four years, is as follows (in thousands):

2022	2023	2024	2025	2026

$62,608	$82,965	$81,372	$76,035	$69,685
Note H — Warranties
The Company’s Ergobaby, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2022 and the year ended December 31, 2021 is as follows (in thousands):

Warranty liability	Three months ended March 31, 2022	Year ended December 31, 2021

Beginning balance	$2,062	$1,558
Provision for warranties issued during the period	184	4,257
Fulfillment of warranty obligations	(429)	(3,753)
Ending balance	$1,817	$2,062
Note I — Debt
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement (the "2021 Credit Facility") to amend and restate the 2018 Credit Facility (as previously restated and amended) among the Company, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A., as Administrative Agent. The 2021 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit (the “2021 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the 2021 Credit Facility.

The LLC may borrow, prepay and reborrow principal under the 2021 Revolving Credit Facility from time to time during its term. Advances under the 2021 Revolving Credit Facility can be either Eurodollar rate loans or base rate loans. Eurodollar rate revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the London Interbank Offered Rate or a Successor Rate, as defined, (the “Eurodollar Rate”) for such interest period plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the “prime rate”, and (iii) Eurodollar Rate plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on the Company's Consolidated Total Leverage Ratio.
Under the 2021 Revolving Credit Facility, an aggregate amount of up to $100 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan would reduce the amount available under the 2021 Revolving Credit Facility.
Net availability under the 2021 Revolving Credit Facility was approximately $599.0 million at March 31, 2022. Letters of credit outstanding at March 31, 2022 totaled approximately $1.0 million. At March 31, 2022, the Company was in compliance with all covenants as defined in the 2021 Credit Facility.
2018 Credit Facility
On April 18, 2018, the LLC entered into an Amended and Restated Credit Agreement (the "2018 Credit Facility"). The 2018 Credit Facility provided for (i) revolving loans, swing line loans and letters of credit (the “2018 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million, and (ii) a $500 million term loan (the “2018 Term Loan”). The Company repaid the outstanding amounts under the 2018 Term Loan in 2019, and used a portion of the proceeds from the issuance of the 2029 Senior Notes to repay the amount outstanding under the 2018 Revolving Credit Facility in March 2021.
Senior Notes
2032 Senior Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the “2032 Notes” of "2032 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the LLC and U.S. Bank National Association, as trustee (the “Trustee”). The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on January 15 and July 15 of each year, beginning on July 15, 2022.
The proceeds from the sale of the 2032 Notes was used to repay a portion of our debt under the 2021 Revolving Credit Facility.
2029 Senior Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the LLC and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes will be October 15, 2021. The 2029 Notes are general unsecured obligations of the LLC and are not guaranteed by our subsidiaries.
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with entering into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Senior Notes”).
2026 Senior Notes

Our 2026 Senior Notes bore interest at 8.000% per annum and were scheduled to mature on May 1, 2026. On March 2, 2021, pursuant to an indenture, dated as of April 18, 2018 between the LLC and U.S. Bank National Association, as trustee ("Trustee"), the Trustee delivered redemption notices, on behalf of the LLC, to holders of the LLC’s 2026 Senior Notes to redeem the 2026 Senior Notes on April 1, 2021. The principal amount of the 2026 Senior Notes redeemed was $600 million, which represented all of the outstanding principal of the 2026 Senior Notes. The 2026 Senior Notes were redeemed at 100% of their principal, plus an applicable premium, and accrued and unpaid interest as of the redemption date. On March 23, 2021, the proceeds required for the redemption of the 2026 Senior Notes, the applicable premium and accrued interest totaling $647.7 million was irrevocably deposited with the Trustee and held by the Trustee until the date of redemption, April 1, 2021. The redemption of the 2026 Senior Notes resulted in a Loss on Debt Extinguishment of approximately $33.3 million, which is comprised of the premium paid for early redemption of the 2026 Senior Notes, and the expensing of the deferred financing costs and bond premium associated with the 2026 Senior Notes.
The following table provides the Company’s debt holdings at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	4.89%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.29%	300,000
Less: Unamortized premiums and debt issuance costs		(14,696)		(15,174)
Long-term debt		$1,285,304		$1,284,826
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2022
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	300,000	271,500
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	930,000
Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the 2032 Senior Notes offering in November 2021, the Company recorded $4.3 million in deferred financing costs. In addition, the Company recorded $12.0 million in deferred financing costs related to the 2029 Senior Notes offering in March 2021. The net deferred financing costs associated with the 2026 Senior Notes were $7.2 million at March 31, 2021, and were expensed on April 1, 2021, the date of the redemption of the 2026 Senior Notes. In connection with entering into the 2021 Credit Facility, the Company recorded $5.4 million in deferred financing costs.
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

The following table summarizes unamortized premiums and debt issuance costs at March 31, 2022 and December 31, 2021, and the balance sheet classification in each of the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Unamortized premiums and debt issuance costs	$27,784	$27,784
Accumulated amortization	(6,886)	(6,021)
Unamortized premiums and debt issuance costs, net	$20,898	$21,763

Balance sheet classification:
Other noncurrent assets	$6,202	$6,589
Long-term debt	14,696	15,174
	$20,898	$21,763

630Note J — Stockholders’ Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the LLC is authorized to issue a corresponding number of trust interests. The Company will at all times have the identical number of trust interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the Company are entitled to vote.
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
In connection with this offering, the Trust entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Goldman Sachs & Co. LLC (each a “Sales Agent” and, collectively, the “Sales Agents”). The Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through the Sales Agents up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Sales Agreement, the shares may be offered and sold through each Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale.
During the three months ended March 31, 2022, the Company sold 712,433 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $20.2 million from these sales, and incurred approximately $0.4 million in commissions payable to the Sales Agents.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the LLC is authorized to issue a corresponding number of trust preferred interests.

Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at March 31, 2022, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at March 31, 2022, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Holding Events
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
Sale Event
The Sale of Liberty in August 2021 qualified as a Sale Event under the LLC Agreement. During the fourth quarter of 2021, the Company's Board declared a distribution to the Allocation Member of $16.8 million. The distribution was paid in the fourth quarter of 2021.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net loss attributable to the common shares of Holdings (in thousands):

	Three months ended March 31,
	2022	2021
Net income from continuing operations attributable to Holdings	$13,440	$11,179
Less: Distributions paid - Allocation Interests	—	5,214
Less: Distributions paid - Preferred Shares	6,045	6,045
Less: Accrued distributions - Preferred Shares	2,869	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$4,526	$(2,949)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Net income (loss) from continuing operations attributable to common shares of Holdings	$4,526	$(2,949)
Less: Effect of contribution based profit - Holding Event	4,254	3,516
Net loss from continuing operations attributable to common shares of Holdings	$272	$(6,465)

Income from discontinued operations attributable to Holdings	$10,322	$7,815
Less: Effect of contribution based profit - Holding Event	630	538
Income from discontinued operations attributable to common shares of Holdings	$9,692	$7,277

Basic and diluted weighted average common shares outstanding	69,375	64,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$0.00	$(0.10)
Discontinued operations	0.14	0.11
	$0.14	$0.01
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2022 - March 31, 2022 (1)	$0.25	$17,510	April 21, 2022	April 28, 2022
October 1, 2021 - December 31, 2021	$0.25	$17,352	January 13, 2022	January 20, 2022
July 1, 2021 - September 30, 2021	$0.36	$23,742	October 15, 2021	October 22, 2021
August 3, 2021 (2)	$0.88	$57,112	August 31, 2021	September 7, 2021
April 1, 2021 - June 30, 2021	$0.36	$23,364	July 15, 2021	July 22, 2021
January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2021	January 22, 2021

Series A Preferred Shares:
January 30, 2022 - April 29, 2022 (1)	$0.453125	$1,813	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.453125	$1,813	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.453125	$1,813	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021

Series B Preferred Shares:
January 30, 2022 - April 29, 2022 (1)	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$1,969	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021

Series C Preferred Shares:
January 30, 2022 - April 29, 2022 (1)	$0.4921875	$2,264	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$2,264	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021

(1) This distribution was     declared on April 1, 2022.
(2) On August 3, 2021, in order to offset a portion of the tax liability to the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes, the Company's Board of Directors declared a special cash distribution on the Trust’s common shares. A distribution of $57.1 million was made on August 31, 2021 to Trust common shareholders. Beginning with the quarter ended December 31, 2021, the Company has declared a quarterly distribution of $0.25 per share, which was reduced from $0.36 per share in prior periods to reflect the effect of the Trust being taxed as a corporation.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2022 and December 31, 2021:

	% Ownership (1) March 31, 2022		% Ownership (1) December 31, 2021
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	88.4	97.6	88.4
BOA	91.8	83.2	91.8	83.8
Ergobaby	81.6	72.8	81.7	72.7
Lugano	59.9	56.2	59.9	58.1
Marucci	91.1	82.8	91.1	82.8
Velocity Outdoor	99.4	87.7	99.3	87.6
Altor	100.0	91.2	100.0	91.2
Arnold	98.0	85.5	98.0	85.5
Sterno	99.4	90.8	100.0	87.1
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2022	December 31, 2021
5.11	$15,929	$15,458
BOA	32,392	30,581
Ergobaby	18,110	29,435
Lugano	74,232	70,585
Marucci	18,380	17,175
Velocity Outdoor	5,373	5,250
Altor	4,204	3,936
Arnold	1,316	1,284
Sterno	1,699	1,524
Allocation Interests	100	100
	$171,735	$175,328

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(151)	$—	$—	$(151)
Total recorded at fair value	$(151)	$—	$—	$(151)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 acquisition.

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(151)	$—	$—	$(151)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,501)	$—	$—	$(1,501)

(1)Represents put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam. The payment of the earn-out occurred on March 31, 2022.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2021 through March 31, 2022 are as follows (in thousands):

Level 3
Balance at January 1, 2021	$(1,785)
Termination of put option of noncontrolling shareholder - Liberty	314
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(30)
Balance at December 31, 2021	$(1,501)
Payment of contingent consideration - Polyfoam	1,350
Balance at March 31, 2022	$(151)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the quarter ended March 31, 2022 and December 31, 2021, respectively.
Note M — Income taxes
Effective September 1, 2021, the LLC’s parent (i.e., the Trust) elected to be treated as a corporation for U.S federal income tax purposes. Prior to September 1, 2021, the Company’s items of income, gain, loss and deduction flowed through to owners of the Trust without being subject to income taxes at the Trust level. Consequently, the Company’s earnings did not reflect a provision for income taxes except those for foreign, state, city and local income taxes incurred at the entity level. From and after September 1, 2021, the Trust will be subject to entity-level U.S. federal, state, and local corporate income taxes on the Company’s earnings that flow through to the Trust.

However, the Trust itself will no longer be taxed as a flow through entity for U.S. federal income tax purposes. Trust shareholders will no longer receive Schedule K-1’s, nor will Trust shareholders be allocated any pass through income, loss, deduction, expense, or credit (including “UBIT”) from the Trust.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	3.9	3.7
Foreign income taxes	3.2	3.0
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	—	13.0
Impact of subsidiary employee stock options	1.6	0.3
Credit utilization	(4.3)	(2.4)
Non-recognition of NOL carryforwards at subsidiaries	(0.4)	0.9
Foreign-derived intangible income (FDII) and GILTI tax	(0.9)	(7.5)
Effect of classification of assets held for sale	10.5	—
Other	0.6	(3.1)
Effective income tax rate	35.2%	28.9%

(1)     The effective income tax rate for the three months ended March 31, 2021 included a loss at the Trust, which was taxed as a partnership through August 31, 2021. Beginning September 1, 2021, the Trust was taxed as a corporation.
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $1.9 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2022. Net periodic benefit cost consists of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,
	2022	2021
Service cost	$110	$109
Interest cost	11	6
Expected return on plan assets	(19)	(19)
Amortization of unrecognized loss	(7)	9
Effect of curtailment	(3)	57
Net periodic benefit cost	$92	$162
During the three months ended March 31, 2022, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2022, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2022 were considered Level 3.
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
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three months ended March 31, 2022 and 2021. The Company recognized $10.4 million and $8.6 million in the three months ended March 31, 2022 and March 31, 2021, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at March 31, 2022 are as follows (in thousands):

2022 (excluding three months ended March 31, 2022)	$24,965
2023	30,267
2024	25,970
2025	21,491
2026	18,046
Thereafter	37,555
Total undiscounted lease payments	$158,294
Less: Interest	26,141
Present value of lease liabilities	$132,153
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (years)	5.77	5.46
Weighted-average discount rate	7.39%	7.41%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2022	December 31, 2021

Operating lease right-of-use assets	Other non-current assets	$119,382	$116,992
Current portion, operating lease liabilities	Other current liabilities	$26,323	$25,663
Operating lease liabilities	Other non-current liabilities	$105,830	$103,800
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,409	$8,568
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,903	$11,776
Note P — Related Party Transactions
Management Services Agreement
The LLC entered into the Mangement Services Agreement ("MSA") with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. At March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
During 2021, CGM entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid during 2021 than would have normally been due. In the first quarter of 2021, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021. Additionally, CGM entered into a waiver of the MSA at December 31, 2021 to exclude the cash balances held at the LLC from the calculation of the management fee.
Integration Services Agreements
Lugano, which was acquired in September 2021, entered into an Integration Services Agreement ("ISA") with CGM whereby Lugano will pay CGM an integration services fee of $2.3 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2021. BOA, which was acquired in October 2020, entered into an ISA with CGM whereby BOA paid CGM an integration service fee of $4.4 million quarterly over a twelve month period as services were rendered, beginning in the quarter ended December 31, 2020. Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM. Marucci paid CGM an integration service fee of $2.0 million quarterly over a twelve month period as services were rendered, beginning in the quarter ended September 30, 2020. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
The Company and its businesses have the following significant related party transactions
5.11
Recapitalization - In August 2021, the Company completed a recapitalization of 5.11 whereby the LLC entered into an amendment to the intercompany loan agreement with 5.11 (the "5.11 Loan Agreement"). The 5.11 Loan Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The LLC owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution was paid to minority shareholders.
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.3 million and $0.4 million during the three months ended March 31, 2022 and March 31, 2021, respectively in inventory from the vendor.
BOA
Repurchase of Noncontrolling Interest - In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of$48.0 million, which BOA financed by borrowing under their intercompany credit facility with the LLC (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder. The transaction was accounted for in accordance with ASC 810 - Consolidation, whereby the carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest in BOA that occurred as a result of the share repurchase. The difference between the fair value of the consideration paid of $48.0 million and the amount by which the noncontrolling interest was adjusted of $39.4 million was recognized in equity attributable to the LLC.
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $15.2 million and $9.8 million in purchases from this supplier during the three months ended March 31, 2022 and March 31, 2021, respectively.
Ergobaby
Recapitalization - In February 2022, the Company completed a recapitalization of Ergobaby whereby the LLC entered into an amendment to the intercompany loan agreement with Ergobaby (the "Ergo Loan Agreement"). The Ergo Loan Agreement was amended to provide for additional loan borrowings of $61.5 million to fund a distribution to shareholders. The LLC owned 81.6% of the outstanding shares of Ergobaby on the date of the distribution and received $50.2 million. The remaining amount of the distribution was paid to minority shareholders.
Note Q - Subsequent Event
On October 13, 2021, the LLC, as the Sellers Representative of the AC Sellers of stock and options of Advanced Circuits, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer will acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). The AC Merger is conditioned on, among other things, the closing of a business combination between AC Buyer and a publicly traded special purpose acquisition company (a “SPAC”). In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). In order to obtain shareholder approval of the SPAC Transaction, ACE had previously scheduled and announced an extraordinary general meeting of shareholders for May 5, 2022. On May 2, 2022, ACE postponed the extraordinary general meeting to allow additional time to revise and finalize its financing arrangements with respect to the SPAC Transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is the operating entity and is a controlling owner of nine businesses, or operating segments, at March 31, 2022. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc., Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno"). At December 31, 2021 and March 31, 2022, Advanced Circuits has been classified as held-for-sale. Refer to Note C - "Discontinued Operations" and Note Q- "Subsequent Events" for further discussion of Advanced Circuits.
We acquired our existing businesses (segments) that we own at March 31, 2022 as follows:

		Ownership Interest - March 31, 2022
Business	Acquisition Date	Primary	Diluted
Advanced Circuits (1)	May 16, 2006	71.8%	67.6%
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.5%
Sterno	October 10, 2014	99.4%	90.8%
5.11	August 31, 2016	97.7%	88.4%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	100.0%	91.2%
Marucci Sports	April 20, 2020	91.1%	82.8%
BOA	October 16, 2020	91.8%	83.2%
Lugano	September 3, 2021	59.9%	56.2%
(1) On October 13, 2021, the LLC, as the representative of the holders of stock and options of Advanced Circuits, entered into a definitive plan of merger to sell all of the outstanding securities of Advanced Circuits. Advanced Circuits has been classified as held for sale at March 31, 2022.
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
BOA - BOA Technology, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, hiking/trekking, golf, running, court sports, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides combined with unique configuration applications, which together create a superior alternative to laces, buckles, hook and loop (Velcro), and other traditional closure and fit systems. Each configuration is designed and engineered to deliver superior fit and performance, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
Ergobaby - Headquartered in Torrance, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers and related products. Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than half of its sales from outside the United States.
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
Marucci Sports - Founded in 2009 and headquartered in Baton Rouge, Louisiana, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, grips, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops retail and sports training facilities, both as a corporate owned entity as well as licensing these facilities as franchises. Marucci products are available through owned websites, their team sales organization, Big Box Retailers, and third party e-commerce & resellers.
Velocity Outdoor - A leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories, Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. Velocity Outdoor is headquartered in Bloomfield, New York.
Niche Industrial
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
Arnold - Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision

Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with our customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. designer and manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York.
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
Significant Trends Impacting Our Businesses
COVID-19 Update
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
The following are two significant trends resulting from the COVID-19 pandemic that we anticipate may negatively impact our operating performance in 2022:
Global Supply Chain Trends
The disruption in the global supply chain due to transportation delays and U.S. port congestion have continued in the first quarter of 2022 and are expected to continue to place constraints on several of our businesses. Surges in demand, shifts in shopping patterns related to COVID-19, and the resurgence of COVID-19 variants in manufacturing hubs, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. U.S. ports that have been unable to keep pace with unprecedented inbound container volume, which has led to shipping and unloading backlogs, and ports in Asia have been subject to intermittent closures due to the impact of COVID-19 variants. Due to the backlog at the ports and other supply chain disruptions, most of our businesses are experiencing shortages in materials and products, and significant increases in freight costs. Many of our companies are relying on expensive air freight to import goods to meet customer demand. We are also seeing the availability of raw materials, components and finished goods impacted by the supply chain challenges which has led to shortages of certain materials and led to pressure on revenue growth. In addition, the closure of certain Asian manufacturing facilities as a result of local government quarantine efforts has impacted our ability to import products timely. Further, in the U.S., the surge in demand along with COVID-19 related labor shortages and rising hourly labor wages, are creating labor shortages and higher labor costs. We expect these cost trends to continue through 2022.

Inflationary Cost Environment
We continue to experienced inflationary cost increases in our materials, labor and transportation costs. We expect that these inflationary cost increases will continue but will be partially mitigated by pricing actions implemented in the prior year, as well as those that we plan to implement in 2022. In 2022, we expect changing market conditions and continued inflationary pressures to impact consumer spending. With price pressures unlikely to abate and expected changes in monetary policies, consumer spending may be negatively impacted in 2022.
Business Outlook
The Company anticipates that the areas of focus for 2022, which are generally applicable to each of our businesses, include:
•Pursuing sales growth through a combination of new product development, increasing distribution, new customer acquisitions and international expansion;
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
•Continuing to pursue growth through disciplined, strategic acquisitions and rigorous integration processes; and
•Working to drive free cash flow through increased net income and effective working capital management, enabling continued investment in our businesses.
Recent Events
Advanced Circuits Merger Agreement
On October 13, 2021, the LLC, as the representative of the holders (the “AC Sellers”) of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the “AC Agreement”) with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer will acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). Under the terms of the AC Agreement, the AC Sellers will receive consideration in the amount of $310 million, composed of $240 million in cash and $70 million in common stock of a publicly traded special purpose acquisition company (“SPAC”) selected by AC Buyer to acquire AC Buyer upon the closing of the transaction, excluding certain working capital and other adjustments. In addition, the AC Sellers may receive 2.4 million additional shares of SPAC common stock within five years, subject to SPAC stock price performance. The LLC owns approximately 67% of the outstanding stock of Advanced Circuits on a fully diluted basis and expects to receive approximately 77% of the gross consideration payable under the AC Agreement. This amount is in respect of the LLC’s outstanding loans to Advanced Circuits and its equity interests in Advanced Circuits. The AC Merger is conditioned on, among other things, the closing of a business combination between AC Buyer and a SPAC. In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). In order to obtain shareholder approval of the SPAC Transaction, ACE had previously scheduled and announced an extraordinary general meeting of shareholders for May 5, 2022. On May 2, 2022, ACE postponed the extraordinary general meeting to allow additional time to revise and finalize its financing arrangements with respect to the SPAC Transaction. There can be no assurances that all of the conditions to closing the AC Merger, which include the closing of the SPAC Transaction, will be satisfied.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2022 and March 31, 2021, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis. For the acquisition of Lugano in September 2021, the pro forma results of operations for the Lugano business segment have been prepared as if we purchased that business on January 1, 2021. Where appropriate, relevant pro forma adjustments are reflected as part of the historical operating results of Lugano. We believe this is the most meaningful comparison for the operating results of acquired business segments. The consolidated results of operations reflect the operating results of Lugano from the date of acquisition. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Net revenues	$510,513	$408,556
Cost of revenues	309,698	240,008
Gross profit	200,815	168,548
Selling, general and administrative expense	120,672	104,052
Fees to manager	14,436	10,798
Amortization of intangibles	21,105	18,589
Operating income	44,602	35,109
Interest expense	(17,419)	(13,805)
Amortization of debt issuance costs	(866)	(686)
Other income (expense)	2,036	(2,228)
Income from continuing operations before income taxes	28,353	18,390
Provision for income taxes	9,976	5,308
Net income from continuing operations	$18,377	$13,082

Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net revenues
Consolidated net revenues for the three months ended March 31, 2022 increased by approximately $102.0 million, or 25.0%, compared to the corresponding period in 2021. Our Lugano business, which we acquired in September 2021, contributed $47.0 million in net revenue in the first quarter of 2022. During the three months ended March 31, 2022 compared to 2021, we also saw significant increases in net sales at 5.11 ($4.1 million increase), BOA ($20.4 million), Marucci ($15.4 million increase), Arnold ($5.7 million increase), and Altor Solutions ($26.0 million increase), partially offset by a decrease in net revenue at Velocity Outdoor ($14.2 million decrease). Add-on acquisitions at Marucci (Lizard Skins in October 2021), Altor (Plymouth Foam in October 2021) and Arnold (Ramco Motors in March 2021) contributed to the growth in revenue at these businesses in the first quarter of 2022. During the comparable period in 2021, we saw notable increases in revenue at several of our branded consumer businesses as a result of an increased consumer focus on outdoor related brands during the pandemic. Historically, the third and fourth quarters have been seasonably stronger than the first half of the year in earnings for certain of our businesses. However, in the first quarter of 2021 several of our businesses saw significant revenue growth due to unfulfilled orders from the fourth quarter of 2020 being fulfilled in the first quarter of 2021. Further, we believe domestic government stimulus boosted spending in the first quarter of 2021 that did not repeat in the first quarter of 2022. Notwithstanding this significant demand increase we experienced in the first quarter of 2021, on a consolidated level our businesses were able to increase revenue in the first quarter of 2022 as compared to the prior year as a result of acquisitions and continued strong performance. We expect our 2022 results of operations will be negatively impacted as inflationary pressures will impact demand and discretionary consumer spending both our branded consumer and niche industrial businesses and as the world economy continues to face supply chain constraints which we believe will lead to product fulfillment delays and resulting increased inventory acquisition costs. We expect revenue to be impacted by product and material availability through the first half of 2022. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
We do not generate any revenues apart from those generated by the subsidiary businesses we own and manage. We may generate interest income on the investment of available funds, but we expect such earnings to be minimal. Our investment in our subsidiary businesses is typically in the form of loans from the LLC to such businesses, as well as equity interests in those companies. Cash flows coming to the Trust and the LLC are the result of interest payments on those loans, amortization of those loans and dividends on our equity ownership. However, on a consolidated basis, these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $69.7 million during the three months ended March 31, 2022 compared to the corresponding period in 2021. Our Lugano business contributed $23.6 million of the increase in net revenues for the quarter ended March 31, 2022. We also saw notable increases in cost of revenues at 5.11 ($2.0 million increase), Marucci ($13.9 million increase), Altor ($22.0 million increase), and Arnold ($5.1 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 39.3% in the three months ended March 31, 2022 compared to 41.3% in the three months ended March 31, 2021. The decrease in gross profit as a percentage of net sales in the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 primarily related to increased material, labor and transportation costs. The gross margins at both our branded consumer businesses and our niche industrial businesses have been impacted by global supply chain constraints and inflation that is leading to pressure on revenue and costs. Our businesses are implementing price increases in order to offset these rising costs which should positively impact gross margins in 2022. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $16.6 million during the three months ended March 31, 2022, compared to the corresponding period in 2021. A portion of the increase in the first quarter of 2022 is due to our Lugano acquisition in the current year ($8.5 million of the increase). We also saw increases in selling, general and administrative expenses at Marucci and Altor related to the add-on acquisitions that occurred in the fourth quarter of 2021, as well as increased investment in marketing and headcount at several of our businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.6 million in the first quarter of 2022 and $3.0 million in the first quarter of 2021. The increase in expense at the corporate level in the current quarter is primarily attributable to an increase in professional fees.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2022, we incurred approximately $14.4 million in management fees as compared to $10.8 million in fees in the three months ended March 31, 2021. The increase in Management fees is primarily attributable to our acquisition of Lugano in September 2021, offset by our sale of Liberty in August 2021. CGM had entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first quarter of 2021 than would have normally been due. In the first quarter of 2021, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the cash proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM has entered into a waiver of the MSA at March 31, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.

Amortization expense
Amortization expense for the three months ended March 31, 2022 increased $2.5 million as compared to the three months ended March 31, 2021 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lugano, which was acquired in September 2021.
Interest expense
We recorded interest expense totaling $17.4 million for the three months ended March 31, 2022 compared to $13.8 million for the comparable period in 2021, an increase of $3.6 million. The increase in interest expense in the current year reflects the higher amount outstanding on our senior notes during the current year after we redeemed $600.0 million of 8.000% 2026 Senior Notes and issued $1000.0 million of 5.250% 2029 senior Notes in March of 2021, and issued an additional $300.0 million of 5.000% 2032 Senior Notes in November 2021.
Other income (expense)
For the quarter ended March 31, 2022, we recorded $2.0 million in other income as compared to $2.2 million in other expense in the quarter ended March 31, 2021, a decrease in expense of $4.3 million. Other income (expense) typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $10.0 million during the three months ended March 31, 2022 compared to an income tax provision of $5.3 million during the same period in 2021. Our income before income taxes for the quarter ended March 31, 2022 increased by approximately $10.0 million as compared to the prior year quarter, driven by the acquisitions of Lugano in September 2021, and an increase in earnings at several of our businesses during the quarter, particularly 5.11 and BOA. Our tax provision increased $4.7 million as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which was previously taxed as a partnership.
On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. This election did not have a material impact on our consolidated tax provision in the first quarter of 2022.
Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$104,023	100.0%	$99,877	100.0%
Gross profit	$54,180	52.1%	$52,074	52.1%
SG&A	$45,833	44.1%	$43,775	43.8%
Operating income	$5,905	5.7%	$5,836	5.8%
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the three months ended March 31, 2022 were $104.0 million as compared to net sales of $99.9 million for the three months ended March 31, 2021, an increase of $4.1 million, or 4.2%. This increase is due in part to direct-to-consumer sales growth of $2.8 million, up 7% from the prior year comparable period. Retail sales grew largely due to positive growth in same-store sales for the three months ended March 31, 2022 as compared to the same period last year, as well as increased sales from twelve new retail store openings since March 2021 (bringing the total store count to eighty-eight as of March 31, 2022). Net sales were also positively impacted by a $2.7 million increase in direct-to-agency sales following the completion of a large contract and $1.4 million increase in other international channel sales. These increases in sales were partially offset by a decrease of $2.3 million in the domestic wholesale channel due to supply chain challenges limiting inventory availability.

Gross profit
Gross profit as a percentage of net sales was 52.1% in both the three months ended March 31, 2022 and the three months ended March 31, 2021. Gross profit percentage was driven by channel mix as direct to consumer sales, which realize higher gross profit than wholesale sales, grew versus the prior period. Gross profit percentage was also favorably impacted by a domestic price increase which went into effect early in July 2021, which was offset by continued increases in inbound ocean and air freight charges during the period due to logistic challenges.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2022 was $45.8 million, or 44.1% of net sales compared to $43.8 million, or 43.8% of net sales for the comparable period in 2021. The increase in selling, general and administrative expense for the three months ended March 31, 2022 as compared to the prior year comparable period was driven by the costs associated with additional retail stores, increased sales and marketing spend to drive digital sales, and increased travel and entertainment spend coming out of the COVID-19 pandemic. These increases were partially offset by a decrease in variable marketplace expenses based on decreased sales in the wholesale channel.
Income from operations
Income from operations for the three months ended March 31, 2022 was $5.9 million, an increase of $0.1 million when compared to income from operations of $5.8 million for the same period in 2021, based on the factors described above.
BOA

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$56,810	100.0%	$36,452	100.0%
Gross profit	$35,692	62.8%	$22,764	62.4%
SG&A	$12,713	22.4%	$11,424	31.3%
Operating income	$18,811	33.1%	$7,254	19.9%
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the three months ended March 31, 2022 were $56.8 million as compared to net sales of $36.5 million for the three months ended March 31, 2021, an increase of $20.4 million, or 55.8%. The increase was reflected across key industries including Snow Sports, Outdoor, Athletic and Workwear. The three factors impacting their growth rates were market share gains, increased consumer participation as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 62.8% in the three months ended March 31, 2022 as compared to 62.4% for the three months ended March 31, 2021. The increase in gross profit as a percentage of net sales was driven by product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2022 was $12.7 million, or 22.4% of net sales compared to $11.4 million, or 31.3% of net sales for the comparable period in 2021. The increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments. Selling general and administrative expense in the three months ended March 31, 2021 included $1.1 million in integration services fees paid to CGM that did not recur in the current quarter.
Income from operations
Income from operations for the three months ended March 31, 2022 was $18.8 million, an increase of $11.6 million when compared to income from operations of $7.3 million for the same period in 2021, based on the factors described above.

Ergobaby

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$20,210	100.0%	$22,328	100.0%
Gross profit	$12,177	60.3%	$15,029	67.3%
SG&A	$10,467	51.8%	$10,925	48.9%
Operating income	$(276)	(1.4)%	$1,964	8.8%
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the three months ended March 31, 2022 were $20.2 million, a decrease of $2.1 million, or 9.5%, compared to the same period in 2021. During the three months ended March 31, 2022, international sales were approximately $12.0 million, representing a decrease of $1.5 million over the corresponding period in 2021, primarily as a result of reduced distributor sales in the Asia-Pacific region. Domestic sales were $8.2 million in the first quarter of 2022, reflecting a decrease of $0.6 million compared to the corresponding period in 2021. The decrease in domestic sales was primarily attributable to lower Tula e-commerce sales and a one-time royalty payment received in 2021.
Gross profit
Gross profit as a percentage of net sales was 60.3% for the three months ended March 31, 2022, as compared to 67.3% for the three months ended March 31, 2021. The decrease in gross profit as a percentage of sales was due to increased material costs as well as increased inbound freight (including air freight) as a result of continued supply chain shortages.
Selling, general and administrative expense
Selling, general and administrative expense decreased $0.5 million quarter over quarter, with expense of $10.5 million, or 51.8% of net sales for the three months ended March 31, 2022 as compared to $10.9 million or 48.9% of net sales for the same period of 2021. The decrease in selling, general and administrative expense in the three months ended March 31, 2022 as compared to the comparable period in the prior year is due to favorable payroll expense and a reduction in variable expenses that correlated to the lower revenues in the first quarter of 2022.
Income (loss) from operations
Ergobaby had a loss from operations of $0.3 million for the three months ended March 31, 2022, a decrease of $2.2 million compared to the same period in 2021, based on the factors noted above.
Lugano
In the following results of operations, we provide comparative pro forma results of operations for Lugano for the three months ended March 31, 2021 as if we had acquired the business on January 1, 2021. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Lugano have been included in the consolidated results of operation from the date of acquisition in September 2021.

	Three months ended
	March 31, 2022		March 31, 2021
			Pro forma
Net sales	$47,019	100.0%	$29,439	100.0%
Gross profit	$23,432	49.8%	$15,174	51.5%
SG&A	$8,487	18.1%	$4,454	15.1%
Operating income	$13,606	28.9%	$9,292	31.6%

Pro forma results of operations include the following pro form adjustments as if we had acquired Lugano January 1, 2021:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.5 million for the three months ended March 31, 2021.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Lugano of $1.2 million for the three months ended March 31, 2021.
•Management fees that would have been payable to the Manager during each period.
Three months ended March 31, 2022 compared to Pro forma three months ended March 31, 2021
Net sales
Net sales for the quarter ended March 31, 2022 increased approximately $17.6 million, or 59.7%, to $47.0 million, compared to the corresponding quarter ended March 31, 2021. Lugano sells high-end jewelry primarily through retail salons in California, Florida and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The sales in the first quarter of the prior year were still impacted by the effects of the COVID-19 pandemic which limited the number of events attended by Lugano and led to reduced net sales as compared to the current year. In the current year, Lugano has experienced an increase in sales as it has invested in building out its sales, marketing and event staff and increased the number of functions it has attended.
Gross profit
Gross profit as a percentage of net sales totaled approximately 49.8% and 51.5% for the quarters ended March 31, 2022 and March 31, 2021, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $8.5 million for the three months ended March 31, 2022 as compared to $4.5 million in selling, general and administrative expense in the three months ended March 31, 2021. Selling, general and administrative expense represented 18.1% of net sales in the three months ended March 31, 2022 and 15.1% of net sales for the same period of 2021. The effects of the COVID-19 pandemic were still being felt at the beginning of 2021, leading to a reduction in variable costs, particularly marketing and advertising spend and shows, in the three months ended March 31, 2021. Additionally, Lugano has increased its head count in the last year as it invests in additional professionals to support its growth.
Income from operations
Income from operations increased during the three months ended March 31, 2022 to $13.6 million, as compared to $9.3 million in the corresponding period in 2021. This increase was a result of the factors noted above.
Marucci Sports

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$52,092	100.0%	$36,648	100.0%
Gross profit	$23,346	44.8%	$21,788	59.5%
SG&A	$13,123	25.2%	$9,454	25.8%
Amortization expense	$2,213	4.2%	$1,702	4.6%
Operating income	$7,885	15.1%	$10,507	28.7%

Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the three months ended March 31, 2022 were $52.1 million, an increase of $15.4 million as compared to net sales of $36.6 million for the three months ended March 31, 2021. The increase in net sales was due to Marucci's acquisition of Lizard Skins in the fourth quarter of 2022, as well as increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the quarter ended March 31, 2022 increased $1.6 million as compared to the three months ended March 31, 2021. Gross profit as a percentage of net sales for the three months ended March 31, 2022 was 44.8%, as compared to gross profit as a percentage of sales of 59.5% for the three months ended March 31, 2021. In the current quarter, Marucci recorded $1.5 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation of Lizard Skins. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the three months ended March 31, 2022 was 47.6%. The decrease in gross profit as a percentage of net sales during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021, was primarily due to increased freight costs, as delays in Marucci's supply chain coupled with demand exceeding the company's forecast, led to increased use of air freight to meet increased demand from Marucci's customer base.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2022 was $13.1 million, or 25.2% of net sales compared to $9.5 million, or 25.8% of net sales for the three months ended March 31, 2021. The increase in selling, general and administrative expense for the three months ended March 31, 2022 correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses.
Income from operations
Income from operations for the three months ended March 31, 2022 was $7.9 million, a decrease of $2.6 million when compared to income from operations of $10.5 million for the same period in 2021, primarily as a result of the factors noted above and an increase in amortization expense related to the Lizard Skins intangibles assets.
Velocity Outdoor

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$51,446	100.0%	$65,632	100.0%
Gross profit	$13,372	26.0%	$21,156	32.2%
SG&A	$7,897	15.4%	$7,714	11.8%
Operating income	$3,067	6.0%	$11,034	16.8%
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the three months ended March 31, 2022 were $51.4 million, a decrease of $14.2 million or 21.6%, compared to the same period in 2021. The decrease in net sales for the three months ended March 31, 2022 is primarily due to softness in the Airgun market driven in part by inflationary pressures along with delays in our shipping channels.
Gross profit
Gross profit for the quarter ended March 31, 2022 decreased $7.8 million as compared to the quarter ended March 31, 2021. Gross profit as a percentage of net sales decreased to 26.0% for the three months ended March 31, 2022 as compared to 32.2% in the three months ended March 31, 2021 due to product mix as we sold 2021 models received in 2022 at lower margins due to supply chain disruptions.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2022 was $7.9 million, or 15.4% of net sales compared to $7.7 million, or 11.8% of net sales for the three months ended March 31, 2021. The increase in selling, general and administrative expense as a percentage of net sales for the three months ended March 31, 2022 as compared to the prior period is driven by the decrease in net sales as spending on selling, general and administrative expense was flat year-over-year, with Velocity continuing to invest in consumer marketing.
Income from operations
Income from operations for the three months ended March 31, 2022 was $3.1 million, a decrease of $8.0 million when compared to income from operations of $11.0 million for the same period in 2021 based on the factors noted above.
Niche Industrial Businesses
Altor Solutions

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$63,828	100.0%	$37,820	100.0%
Gross profit	$14,139	22.2%	$10,084	26.7%
SG&A	$5,719	9.0%	$3,736	9.9%
Operating income	$5,834	9.1%	$4,684	12.4%
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the quarter ended March 31, 2022 were $63.8 million, an increase of $26.0 million, or 68.8%, compared to the quarter ended March 31, 2021. The increase in net sales during the quarter was due to the acquisition of Plymouth Foam in October 2021, organic growth in Altor's appliance and cold chain customer sectors, and contractual and general increases in selling prices during the latter half of 2021 and the first quarter of 2022. Plymouth Foam sales for the quarter ended March 31, 2022 were $15.2 million.
Gross profit
Gross profit as a percentage of net sales was 22.2% and 26.7% for the three months ended March 31, 2022 and 2021, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended March 31, 2022, was primarily due to increases in the price of Altor's primary raw material, expanded polystyrene ("EPS"), and increased operating costs, particularly labor.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2022 was $5.7 million as compared to $3.7 million for the three months ended March 31, 2021, an increase of $2.0 million. The increase in selling, general and administrative expense in the first quarter of 2022 was due to the acquisition of Plymouth Foam.
Income from operations
Income from operations was $5.8 million in the three months ended March 31, 2022, an increase of $1.2 million as compared to the three months ended March 31, 2021, based on the factors noted above.

Arnold

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$38,165	100.0%	$32,485	100.0%
Gross profit	$9,982	26.2%	$9,373	28.9%
SG&A	$5,623	14.7%	$5,442	16.8%
Operating income	$3,288	8.6%	$2,996	9.2%
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the three months ended March 31, 2022 were approximately $38.2 million, an increase of $5.7 million compared to the same period in 2021. International sales were $12.0 million in the three months ended March 31, 2022 and $11.1 million in the three months ended March 31, 2021. The increase in net sales is primarily a result of increased demand in oil and gas, transportation and industrial markets, driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.
Gross profit
Gross profit for the three months ended March 31, 2022 was approximately $10.0 million compared to approximately $9.4 million in the same period of 2021. Gross profit as a percentage of net sales decreased to 26.2% for the quarter ended March 31, 2022 from 28.9% in the quarter ended March 31, 2021 principally due to product mix and increased costs of labor, supplies and raw materials.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended March 31, 2022 was $5.6 million, an increase in expense of approximately $0.2 million compared to $5.4 million for the three months ended March 31, 2021. Selling, general and administrative expense was 14.7% of net sales in the three months ended March 31, 2022 and 16.8% in the three months ended March 31, 2021; a decrease of 2.1% in selling, general and administrative expenses as a percent of net sales. The slight increase in selling general and administrative expense was due to increased staffing related costs driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021 and partially offset by non-recurring acquisition and legal costs.
Income from operations
Income from operations for the three months ended March 31, 2022 was approximately $3.3 million, an increase of $0.3 million when compared to the same period in 2021, as a result of the factors noted above.
Sterno

	Three months ended
	March 31, 2022		March 31, 2021
Net sales	$76,920	100.0%	$77,314	100.0%
Gross profit	$14,496	18.8%	$16,280	21.1%
SG&A	$7,194	9.4%	$7,618	9.9%
Operating income	$3,034	3.9%	$4,284	5.5%
Three months ended March 31, 2022 compared to three months ended March 31, 2021
Net sales
Net sales for the three months ended March 31, 2022 were approximately $76.9 million, a decrease of $0.4 million, or 0.5%, compared to the same period in 2021. The net sales variance reflects softer sales at Rimports due to change in discretionary consumer buying behaviors due to inflation pressures, partially offset by strong sales at Sterno with increased business travel and conventions.

Gross profit
Gross profit as a percentage of net sales decreased from 21.1% for the three months ended March 31, 2021 to 18.8% for the same period ended March 31, 2022. The decrease in gross profit in the first quarter of 2022 as compared to the first quarter of 2021 was primarily attributable to increased material and freight costs. These are driven by the strong demand driving metals and chemical inflation combined with higher freight due to disruptions in the global supply chain.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2022 was approximately $7.2 million as compared to $7.6 million for the three months ended March 31, 2021, a decrease of $0.4 million reflecting lower salaries and bonus in the current quarter. Selling, general and administrative expense represented 9.4% of net sales for the three months ended March 31, 2022 and 9.9% for the three months ended March 31, 2021.
Income from operations
Income from operations for the three months ended March 31, 2022 was approximately $3.0 million, a decrease of $1.3 million compared to the three months ended March 31, 2021 based on the factors noted above.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2021 Credit Facility to fund our operating, investing and financing activities. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of March 31, 2022, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Senior Notes, and $300 million of indebtedness associated with our 5.000% 2032 Senior Notes. There are no required quarterly principal payments on our 2029 Senior Notes or 2032 Senior Notes. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates.
At March 31, 2022, we had approximately $97.3 million of cash and cash equivalents on hand, a decrease of $59.8 million as compared to the year ended December 31, 2021. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Cash provided by (used in) operating activities	$(33,529)	$36,390

For the three months ended March 31, 2022, cash flows used in operating activities totaled approximately $33.5 million, which represents a $69.9 million decrease compared to cash provided by operating activities of $36.4 million during the three-month period ended March 31, 2021. Cash used in operating activities for working capital for the three months ended March 31, 2022 was $95.7 million, as compared to cash used in operating activities for working capital of $25.6 million for the three months ended March 31, 2021. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter. In the fourth quarter of 2021 and the first quarter of 2022, several of our businesses increased inventory levels to combat supply chain issues given longer lead times. The increase in cash used in operating activities for working capital in 2022 also reflects the acquisition of Lugano in the third quarter of the prior year. Lugano has used, and will continue to use, cash to build inventory to support its anticipated sales growth.

Investing Activities:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Cash used in investing activities	$(8,292)	$(42,267)

Cash flows used in investing activities for the three months ended March 31, 2022 totaled $8.3 million, compared to cash used in investing activities of $42.3 million in the same period of 2021. In the first quarter of 2022 we received approximately $6.0 million in proceeds related to the sale of our Clean Earth business in 2019. In the prior year, our investing activities reflect an add-on acquisition at our Arnold subsidiary for $34.3 million. Capital expenditures spend increased $3.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, with $10.4 million in capital expenditures in 2022 and $7.3 million in capital expenditures in 2021. We expect capital expenditures for the full year of 2022 to be approximately $70 million to $80 million, with a majority of this spend falling in the latter half of the year.
Financing Activities:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Cash provided used in financing activities	$(14,452)	$(1,493)

Cash flows used in financing activities totaled approximately $14.5 million during the three months ended March 31, 2022 compared to cash flows used in financing activities of $1.5 million during the three months ended March 31, 2021. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Senior Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Senior Notes. Financing activities in both periods reflect the payment of our common and preferred share distributions. In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At The Market program pursuant to which we may sell common shares of the Trust. We received $20.2 million in net cash proceeds from the sale of Trust common shares under this program in the current year. During the three months ended March 31, 2021, we made a distribution to the Allocation Member of $5.2 million related to the five-year holding event of our Liberty and Ergobaby business.
Intercompany Debt
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of our subsidiaries allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our subsidiary businesses has a scheduled maturity and each subsidiary business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our subsidiaries have paid down their respective intercompany debt balances through the cash flow generated by these subsidiaries and we have recapitalized, and expect to continue to recapitalize, these subsidiaries in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our applicable Credit Facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business.
In February 2022, we completed a recapitalization at Ergobaby whereby the LLC entered into an amendment to the intercompany loan agreement with Ergobaby (the "Ergobaby Loan Agreement"). The Ergobaby Loan Agreement was amended to provide for additional term loan borrowings of $61.5 million to fund a distribution to shareholders. The LLC owned 81.6% of the outstanding shares of Ergobaby on the date of the distribution and received $50.2 million. The remaining amount of the distribution was paid to minority shareholders.

In the first quarter of 2022, we amended the 5.11 and Lugano intercompany credit agreements. The 5.11 amendment increased the capital expenditure allowable under the credit agreement to account for additional growth capital expenditure opportunities primarily related to retail expansion, and amended the financial covenants to reflect the increased allowable expenditure. The Lugano amendment increased the amount available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2022.
As of March 31, 2022, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$170,789
BOA	106,720
Ergobaby	88,342
Lugano	164,936
Marucci	93,159
Velocity Outdoor	113,178
Advanced Circuits (1)	79,611
Altor	137,536
Arnold	70,052
Sterno	210,602
Total intercompany debt	$1,234,925
Corporate and eliminations	(1,234,925)
Total	$—

(1) In October 2021, the LLC entered into a merger agreement to sell all of the outstanding securities of Advanced Circuits. Advanced Circuits has been presented as held-for-sale at March 31, 2022.
Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our subsidiaries. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our 2021 Credit Facility and interest on our Senior Notes; (iii) payments to CGM due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
Financing Arrangements
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2021 Revolving Credit Facility will become due on March 23, 2026, which is the maturity date of loans advanced under the Revolving Credit Facility.
We had $599.0 million in net availability under the 2021 Revolving Credit Facility at March 31, 2022. The outstanding borrowings under the 2021 Revolving Credit Facility include $1.0 million of outstanding letters of credit at March 31, 2022.
Senior Notes
2032 Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the "2032 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the LLC and U.S. Bank National Association, as trustee. The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on July 15th and January 15th of each year. The 2032 Notes are general unsecured obligations of the LLC and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2032 Notes were used to repay debt outstanding under the 2021 Credit Facility.
2029 Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the “2029 Notes”) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the LLC and U.S. Bank National Association, as trustee. The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the LLC and are not guaranteed by our subsidiaries.
The following table reflects required and actual financial ratios as of March 31, 2022 included as part of the affirmative covenants in our 2021 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	5.10:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.00:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	3.05:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Interest on credit facilities	$—	$1,503
Interest on Senior Notes	16,875	12,109
Unused fee on Revolving Credit Facility	524	223
Amortization of bond premium	—	(83)
Other interest expense	38	53
Interest income	(18)	—
Interest expense, net	$17,419	$13,805

The following table provides the effective interest rate of the Company’s outstanding long-term debt at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	4.89%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.29%	300,000
Unamortized premiums and debt issuance costs		(14,696)		(15,174)
Long-term debt		$1,285,304		$1,284,826

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
Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not intended to replace the presentation of financial results in accordance with U.S. GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies. The presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our businesses and facilitate the comparison of past and present operations.
The tables below reconcile the most directly comparable GAAP financial measures to Earnings before Interest, Income Taxes, Depreciation and Amortization ("EBITDA"), Adjusted EBITDA, and Adjusted Earnings.
Reconciliation of Net income (loss) from continuing operations to EBITDA, Adjusted EBITDA and Net income (loss) to Adjusted Earnings
EBITDA – EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) management fees, which reflect fees due quarterly to our Manager in connection with our MSA, (iv) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership; and (v) items of other income or expense that are material to a subsidiary and non-recurring in nature.
Adjusted Earnings - Adjusted earnings is calculated as net income (loss) adjusted to include the cost of the distributions to preferred shareholders, and adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: gains (losses) and income (loss) from discontinued operations, income (loss) from noncontrolling interest, amortization expense, subsidiary stock compensation expense, acquisition-related expenses and items of other income or expense that may be material to a subsidiary and non-recurring in nature.
We believe that EBITDA, Adjusted EBITDA and Adjusted Earnings provide useful information to investors and reflect important financial measures that are used by management in the monthly analysis of our operating results and in preparation of our annual budgets. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures as this presentation allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.
We believe that Adjusted EBITDA and Adjusted Earnings provide useful information to investors and reflects important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near-term operations. When compared to net income (loss) and net income (loss) from continuing operations, Adjusted Earnings and Adjusted EBITDA, respectively, are each limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our businesses or the non-cash charges associated with impairments, as well as certain cash charges. The presentation of Adjusted Earnings provides insight into our operating results and provides a measure for evaluating earnings from continuing operations available to common shareholders. EBITDA, Adjusted EBITDA and Adjusted Earnings are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations (1)	$(14,981)	$2,645	14,199	$(1,479)	$8,494	$6,134	$713	$1,936	$960	$(244)	$18,377
Adjusted for:
Provision for income taxes	—	819	2,477	399	2,895	2,006	202	1,059	1,012	(893)	9,976
Interest expense, net	17,368	26	(5)	1	5	1	17	—	6	—	17,419
Intercompany interest	(19,275)	2,920	2,028	787	2,125	1,517	1,853	2,465	1,267	4,313	—
Depreciation and amortization	336	5,454	5,317	2,008	2,254	4,189	3,269	3,990	2,226	5,116	34,159
EBITDA	(16,552)	11,864	24,016	1,716	15,773	13,847	6,054	9,450	5,471	8,292	79,931
Other (income) expense	—	(548)	50	4	2	(1,810)	209	312	—	(255)	(2,036)
Noncontrolling shareholder compensation	—	411	635	413	240	276	251	268	13	174	2,681
Acquisition expenses	—	—	—	—	—	—	—	216	—	—	216
Integration services fee	—	—	—	—	563	—	—	—	—	—	563
Other	—	—	—	—	—	1,802		—	—	—	1,802
Management fees	12,935	250	250	125	188	125	125	188	125	125	14,436
Adjusted EBITDA	$(3,617)	$11,977	$24,951	$2,258	$16,766	$14,240	$6,639	$10,434	$5,609	$8,336	$97,593

(1) Net income does not include income from discontinued operations for the three months ended March 31, 2022.

Adjusted EBITDA
Three months ended March 31, 2021
	Corporate	5.11	BOA	Ergobaby	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations (1)	$(11,407)	$1,999	$5,544	$1,043	$7,528	$5,225	$2,215	$958	$(23)	$13,082
Adjusted for:
Provision (benefit) for income taxes	—	768	(707)	347	2,398	1,506	935	536	(475)	5,308
Interest expense, net	13,759	—	—	—	2	44	—	—	—	13,805
Intercompany interest	(16,131)	2,984	2,286	566	552	1,818	1,738	1,462	4,725	—
Depreciation and amortization	206	5,455	4,967	2,225	2,169	3,128	2,623	1,761	5,298	27,832
EBITDA	(13,573)	11,206	12,090	4,181	12,649	11,721	7,511	4,717	9,525	60,027
Other (income) expense	120	(12)	55	—	(2)	2,386	(264)	—	(55)	2,228
Noncontrolling shareholder compensation	—	628	560	404	275	262	257	—	254	2,640
Acquisition expenses	—	—	—	—	—	—	—	299	—	299
Integration services fee	—	—	1,100	—	500	—	—	—	—	1,600
Other	199	—	—	—		(2,300)	—	—	—	(2,101)
Management fees	9,485	250	250	125	125	125	188	125	125	10,798
Adjusted EBITDA (2)	$(3,769)	$12,072	$14,055	$4,710	$13,547	$12,194	$7,692	$5,141	$9,849	$75,491

(1) Net income (loss) does not include income from discontinued operations for the three months ended March 31, 2021.
(2) As a result of the sale of Liberty Safe in August 2021 and the classification of Advanced Circuits as held for sale at March 31, 2022, Adjusted EBITDA for the three months ended March 31, 2021 does not include $6.2 million in Adjusted EBITDA from Liberty and $6.3 million in Adjusted EBITDA from Advanced Circuits.

Reconciliation of Net income (loss) to Adjusted earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to net income (loss), which we consider to be the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2022	2021
Net income	$29,740	$21,996
Gain on sale of discontinued operations, net of tax	5,993	—
Income from discontinued operations, net of tax	5,370	8,914
Net income from continuing operations	$18,377	$13,082
Less: income from continuing operations attributable to noncontrolling interest	4,937	1,903
Net income attributable to Holdings - continuing operations	$13,440	$11,179
Adjustments:
Distributions paid - Preferred Shares	(6,045)	(6,045)
Amortization expense - intangibles and inventory step up	23,366	18,589
Stock compensation	2,681	2,640
Acquisition expenses	216	299
Integration Services Fee	563	1,600
Other	1,802	(2,101)
Adjusted earnings	$36,023	$26,161
Plus (less):
Depreciation expense	9,927	8,557
Income tax provision	9,976	5,308
Interest expense	17,419	13,805
Amortization of debt issuance costs	866	686
Management fees	14,436	10,798
Income from continuing operations attributable to noncontrolling interest	4,937	1,903
Distributions paid - Preferred Shares	6,045	6,045
Other	(2,036)	2,228
Adjusted EBITDA	$97,593	$75,491

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. At March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
During 2021, CGM entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid during 2021 than would have normally been due. In the first quarter of 2021, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Senior Notes at March 31, 2021. Additionally, CGM has entered into a waiver of the MSA at December 31, 2021 to exclude cash balances held at the LLC from the calculation of the management fee.
Integration Services Agreements
Lugano, which was acquired in September 2021, entered into an Integration Services Agreement ("ISA") with CGM whereby Lugano will pay CGM an integration services fee of $2.3 million quarterly over a twelve-month period ended September 30, 2022. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
Profit Allocation Payments
The ten-year anniversary of Liberty occurred in March 2020 and the ten-year anniversary of Ergobaby occurred in September 2020. Both of these represented a Holding Event, and the holders of the Allocation Interests elected to defer the distribution until after the end of 2020. The profit allocation payment of $3.3 million related to the Liberty Holding Event and the profit allocation of $2.0 million related to the Ergobaby Holding Event were both paid in January 2021. The fifteen-year anniversary of ACI occurred in May 2021 which represented a Holding Event. The Company's Board declared a distribution of $12.1 million that was paid to the Holders in July 2021. The sale of Liberty in August 2021 represented a Sale Event, and the Company's board declared a profit allocation distribution to Holders of $16.8 million. This distribution was paid in the fourth quarter of 2021.
5.11
Recapitalization - In August 2021, the Company completed a recapitalization of 5.11 whereby the LLC entered into an amendment to the intercompany loan agreement with 5.11 (the "5.11 Loan Agreement"). The 5.11 Loan Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The LLC owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution was paid to minority shareholders.
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the three months ended March 31, 2022 and March 31, 2021, 5.11 purchased approximately $0.3 million and $0.4 million, respectively, in inventory from the vendor.
BOA
Repurchase of Noncontrolling Interest - In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48.0 million, which BOA financed by borrowing under their intercompany credit facility with the LLC (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder. The transaction was accounted for in accordance with ASC 810 - Consolidation, whereby the carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest in BOA that occurred as a result of the share repurchase. The difference between the fair value of the consideration paid of $48.0 million and the amount by which the noncontrolling interest was adjusted of $39.4 million was recognized in equity attributable to the LLC.
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $15.2 million and $9.8 million, respectively, in purchases from this supplier during the three months ended March 31, 2022 and March 31, 2021, respectively.
Ergobaby
Recapitalization - In February 2022, the Company completed a recapitalization of Ergobaby whereby the LLC entered into an amendment to the intercompany loan agreement with Ergobaby (the "Ergo Loan Agreement"). The Ergo Loan Agreement was amended to provide for additional loan borrowings of $61.5 million to fund a distribution to shareholders. The LLC owned 81.6% of the outstanding shares of Ergobaby on the date of the distribution and received $50.2 million. The remaining amount of the distribution was paid to minority shareholders.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
Goodwill and Indefinite-lived Intangible Asset Impairment Testing
Goodwill
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment. Each of our businesses represents a reporting unit.
We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount as a basis for determining whether it is necessary to perform the goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value, we will perform a quantitative test of the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, weighted average cost of capital, and comparable company market multiples. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact the fair value of the reporting unit. Estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will most likely differ from actual future results.
2022 Annual Impairment Testing - For our annual impairment testing at March 31, 2022, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units exceeded their carrying value.
2021 Annual Impairment Testing - For our annual impairment testing at March 31, 2021, we performed a qualitative assessment of our reporting units. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. As a result of the COVID-19 pandemic, we also considered how we expected COVID-19 to impact our future operating results and short and long term financial condition as part of our qualitative assessment, including the effects on our end customers, potential short-term supply chain constraints, and the continued restrictions imposed by government and regulatory authorities. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Arnold exceeded their carrying value. Based on our analysis, we determined that the Arnold operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone.
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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $57.0 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2022, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
Recent Accounting Pronouncements
Refer to Note A - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2021. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2022. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of March 31, 2022.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Sixth Amended and Restated Operating Agreement of the LLC (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021).

3.2	First Amendment to the Sixth Amended and Restated Operating Agreement of the LLC (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
Date: May 5, 2022
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 5, 2022

EXHIBIT INDEX

Exhibit Number	Description

3.1	Sixth Amended and Restated Operating Agreement of the LLC (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021).

3.2	First Amendment to the Sixth Amended and Restated Operating Agreement of the LLC (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.