Form 10-Q
period 2022-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2022-08-03
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, there were 71,725,498 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2022

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
•the “Manager” refer to Compass Group Management LLC (“CGM”);
•the "Trust Agreement" refer to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021;
•the "2022 Credit Facility" refer to the third amended and restated credit agreement entered into on July 12, 2022 among the LLC, the lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (the "agent")
•the "2021 Credit Facility" refer to the second amended and restated credit agreement entered into on March 23, 2021 among the LLC, the lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto;
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,709	$157,125
Accounts receivable, net	268,530	268,262
Inventories, net	695,687	562,084
Prepaid expenses and other current assets	66,530	56,575
Current assets held for sale	96,227	99,423
Total current assets	1,229,683	1,143,469
Property, plant and equipment, net	182,989	178,393
Goodwill	788,913	815,405
Intangible assets, net	860,261	872,677
Other non-current assets	141,487	134,317
Total assets	$3,203,333	$3,144,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$110,680	$120,405
Accrued expenses	181,598	174,801
Due to related party	13,501	11,705
Other current liabilities	32,286	45,490
Current liabilities held for sale	27,270	29,127
Total current liabilities	365,335	381,528
Deferred income taxes	79,357	84,344
Long-term debt	1,285,747	1,284,826
Other non-current liabilities	118,048	109,033
Total liabilities	1,848,487	1,859,731

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at June 30, 2022 and December 31, 2021
Series A preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at June 30, 2022 and December 31, 2021	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 71,268 shares issued and outstanding at June 30, 2022 and 68,738 issued and outstanding at December 31, 2021	1,185,348	1,123,193
Accumulated other comprehensive loss	(665)	(1,028)
Accumulated deficit	(311,092)	(314,267)
Total stockholders’ equity attributable to Holdings	1,177,509	1,111,816
Noncontrolling interest	177,707	175,328
Noncontrolling interest held for sale	(370)	(2,614)
Total stockholders’ equity	1,354,846	1,284,530
Total liabilities and stockholders’ equity	$3,203,333	$3,144,261
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net revenues	$515,597	$431,525	$1,026,110	$840,081
Cost of revenues	303,840	257,961	613,538	497,969
Gross profit	211,757	173,564	412,572	342,112
Operating expenses:
Selling, general and administrative expense	125,624	107,317	246,296	211,369
Management fees	14,901	11,058	29,337	21,856
Amortization expense	20,921	18,837	42,026	37,426
Operating income	50,311	36,352	94,913	71,461
Other income (expense):
Interest expense, net	(17,519)	(14,947)	(34,938)	(28,752)
Amortization of debt issuance costs	(865)	(722)	(1,731)	(1,408)
Loss on debt extinguishment	—	(33,305)	—	(33,305)
Other income (expense), net	737	(642)	2,773	(2,870)
Income (loss) from continuing operations before income taxes	32,664	(13,264)	61,017	5,126
Provision for income taxes	6,132	8,344	16,108	13,652
Income (loss) from continuing operations	26,532	(21,608)	44,909	(8,526)
Income from discontinued operations, net of income taxes	5,004	10,357	10,374	19,271
Gain (loss) on sale of discontinued operations, net of income taxes	(579)	—	5,414	—
Net income (loss)	30,957	(11,251)	60,697	10,745
Less: Net income from continuing operations attributable to noncontrolling interest	3,635	1,967	8,572	3,870
Less: Net income from discontinued operations attributable to noncontrolling interest	955	1,412	1,996	2,511
Net income (loss) attributable to Holdings	$26,367	$(14,630)	$50,129	$4,364

Amounts attributable to Holdings
Income (loss) from continuing operations	$22,897	$(23,575)	$36,337	$(12,396)
Income from discontinued operations, net of income tax	4,049	8,945	8,378	16,760
Gain (loss) on sale of discontinued operations, net of income tax	(579)	—	5,414	—
Net income (loss) attributable to Holdings	$26,367	$(14,630)	$50,129	$4,364

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$0.13	$(0.50)	$0.19	$(0.53)
Discontinued operations	0.04	0.12	0.18	0.24
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$0.17	$(0.38)	$0.37	$(0.29)

Basic weighted average number of shares of common shares outstanding	70,227	64,900	69,804	64,900

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.36	$0.50	$0.72

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$30,957	$(11,251)	$60,697	$10,745
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,501)	886	(1,476)	605
Pension benefit liability, net	1,064	138	1,839	901
Other comprehensive income (loss)	(437)	1,024	363	1,506
Total comprehensive income (loss), net of tax	$30,520	$(10,227)	61,060	12,251
Less: Net income attributable to noncontrolling interests	4,590	3,379	10,568	6,381
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(8)	23	(2)	26
Total comprehensive income (loss) attributable to Holdings, net of tax	$25,938	$(13,629)	$50,494	$5,844

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — April 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(226,631)	$(974)	$1,084,877	$128,006	$(2,039)	$1,210,844
Net income (loss)	—	—	—	—	(14,630)	—	(14,630)	1,967	1,412	(11,251)
Total comprehensive income, net	—	—	—	—	—	1,024	1,024	—	—	1,024
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,716	131	2,847
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	315	—	315
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,372)	—	(1,372)
Distributions paid - Trust Common Shares	—	—	—	—	(23,364)	—	(23,364)	—	—	(23,364)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,046)	—	(6,046)	—	—	(6,046)
Balance — June 30, 2021	$96,417	$96,504	$110,997	$1,008,564	$(270,671)	$50	$1,041,861	$131,632	$(496)	$1,172,997

Balance — April 1, 2022	$96,417	$96,504	$110,997	$1,143,354	$(313,902)	$(228)	$1,133,142	$171,735	$(1,449)	$1,303,428
Net income	—	—	—	—	26,367	—	26,367	3,635	955	30,957
Total comprehensive loss, net	—	—	—	—	—	(437)	(437)	—	—	(437)
Issuance of Trust common shares	—	—	—	41,994	—	—	41,994	—	—	41,994
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,681	124	2,805
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	50	—	50
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(394)	—	(394)
Distributions paid - Trust Common Shares	—	—	—	—	(17,511)	—	(17,511)	—	—	(17,511)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,046)	—	(6,046)	—	—	(6,046)
Balance — June 30, 2022	$96,417	$96,504	$110,997	$1,185,348	$(311,092)	$(665)	$1,177,509	$177,707	$(370)	$1,354,846

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(211,002)	$(1,456)	$1,100,024	$123,463	$(3,339)	$1,220,148
Net income	—	—	—	—	4,364	—	4,364	3,870	2,511	10,745
Total comprehensive income, net	—	—	—	—	—	1,506	1,506	—	—	1,506
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	5,356	262	5,618
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	315	70	385
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,372)	—	(1,372)
Distributions paid - Allocation interests	—	—	—	—	(5,214)	—	(5,214)	—	—	(5,214)
Distributions paid - Trust Common Shares	—	—	—	—	(46,728)	—	(46,728)	—	—	(46,728)
Distributions paid - Trust Preferred Shares	—	—	—	—	(12,091)	—	(12,091)	—	—	(12,091)
Balance — June 30, 2021	$96,417	$96,504	$110,997	$1,008,564	$(270,671)	$50	$1,041,861	$131,632	$(496)	$1,172,997

Balance — January 1, 2022	$96,417	$96,504	$110,997	$1,123,193	$(314,267)	$(1,028)	$1,111,816	$175,328	$(2,614)	$1,284,530
Net income	—	—	—	—	50,129	—	50,129	8,572	1,996	60,697
Total comprehensive income, net	—	—	—	—	—	363	363	—	—	363
Issuance of Trust common shares	—	—	—	62,155	—	—	62,155	—	—	62,155
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	5,362	248	5,610
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	440	—	440
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(703)	—	(703)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Distributions paid - Trust Common Shares	—	—	—	—	(34,863)	—	(34,863)	—	—	(34,863)
Distributions paid - Trust Preferred Shares	—	—	—	—	(12,091)	—	(12,091)	—	—	(12,091)
Balance — June 30, 2022	$96,417	$96,504	$110,997	$1,185,348	$(311,092)	$(665)	$1,177,509	$177,707	$(370)	$1,354,846
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$60,697	$10,745
Income from discontinued operations	10,374	19,271
Gain on sale of discontinued operations	5,414	—
Income (loss) from continuing operations	44,909	(8,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	20,281	17,503
Amortization expense - intangibles	42,026	37,426
Amortization expense - inventory step-up	3,812	—
Amortization of debt issuance costs	1,731	1,325
Noncontrolling stockholder stock based compensation	5,361	5,356
Provision for receivable and inventory reserves	(2,173)	3,283
Deferred taxes	(3,756)	1,903
Loss on debt extinguishment	—	33,305
Other	239	2,070
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,279)	7,032
Inventories	(136,498)	(19,202)
Other current and non-current assets	(13,320)	(4,878)
Accounts payable and accrued expenses	(7,098)	14,730
Cash (used in) provided by operating activities - continuing operations	(46,765)	91,327
Cash provided by operating activities - discontinued operations	11,428	18,107
Cash (used in) provided by operating activities	(35,337)	109,434
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,636)	(34,163)
Purchases of property and equipment	(24,435)	(16,096)
Proceeds from sale of businesses	6,898	—
Other investing activities	(903)	(615)
Cash used in investing activities - continuing operations	(22,076)	(50,874)
Cash used in investing activities - discontinued operations	(162)	(1,822)
Cash used in investing activities	(22,238)	(52,696)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	62,155	—
Borrowings under credit facility	24,000	179,000
Repayments under credit facility	(24,000)	(486,000)
Proceeds from issuance of Senior Notes	—	1,000,000
Redemption of Senior Notes	—	(627,688)
Distributions paid - common shares	(34,863)	(46,728)
Distributions paid - preferred shares	(12,091)	(12,091)
Distributions paid - allocation interests	—	(5,214)
Distributions paid to noncontrolling shareholders	(11,292)	—
Net proceeds provided by noncontrolling shareholders	440	385
Purchase of noncontrolling interest	(703)	(1,372)
Debt issuance costs	(35)	(17,389)
Other	(14)	(226)
Net cash provided by (used in) financing activities	3,597	(17,323)
Foreign currency impact on cash	(1,132)	8
Net (decrease) increase in cash and cash equivalents	(55,110)	39,423
Cash and cash equivalents — beginning of period (1)	160,733	70,744
Cash and cash equivalents — end of period (2)	$105,623	$110,167
(1) Includes cash from discontinued operations of $3.6 million at January 1, 2022 and $10.7 million at January 1, 2021.
(2) Includes cash from discontinued operations of $2.9 million at June 30, 2022 and $5.3 million at June 30, 2021.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2022

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
The LLC is a controlling owner of ten businesses, or reportable operating segments, at June 30, 2022. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Diamonds & Jewelry, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and The Sterno Group, LLC ("Sterno"). At June 30, 2022, Advanced Circuits was classified as held-for-sale. Refer to Note C - "Discontinued Operations" and Note Q- "Subsequent Events" for further discussion of Advanced Circuits. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2022 and June 30, 2021 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Discontinued Operations
On October 13, 2021, the LLC entered into a definitive Agreement and Plan of Merger to sell its majority owned subsidiary, Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), which met the criteria to be classified as a discontinued operation as of December 31, 2021 and June 30, 2022. As a result, the Company reported the results of operations of ACI as discontinued operations in the condensed consolidated statements of operations for all periods presented. In addition, the assets and liabilities associated with this business have been reclassified as held for sale in the consolidated balance sheets.

On July 29, 2022, the LLC and Advanced Circuits sent notice to terminate the Agreement and Plan of Merger. Refer to Note Q - "Subsequent Events" for additional information. In accordance with applicable accounting guidance, changes in a plan to sell a long-lived asset group are accounted for in the period that the decision is made. Advanced Circuits will be reclassified to continuing operations for the three and nine months ended September 30, 2022.
The Company completed the sale of Liberty Safe Holding Corporation ("Liberty") during the third quarter of 2021. The results of operations of Liberty are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2021. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase Consideration	$267,554	$(2,420)	$265,134

Fair value of identifiable assets acquired:
Cash	$1,433	$—	$1,433
Accounts receivable (1)	20,954	—	20,954
Inventory	85,794	9,419	95,213
Property, plant and equipment	2,743	392	3,135
Intangible assets	—	82,454	82,454
Other current and noncurrent assets	4,979	4,114	9,093
Total identifiable assets	115,903	96,379	212,282

Fair value of liabilities assumed:
Current liabilities	7,129	58	7,187
Other liabilities	—	3,175	3,175
Deferred tax liabilities	—	23,123	23,123
Total liabilities	7,129	26,356	33,485

Net identifiable assets acquired	108,774	70,023	178,797

Goodwill	$158,780	$(72,443)	$86,337

Acquisition consideration
Purchase price	$256,000	$—	$256,000
Cash acquired	1,554	(120)	1,434
Net working capital adjustment	10,000	(2,300)	7,700
Total purchase consideration	$267,554	$(2,420)	$265,134
Less: Transaction costs	1,827	—	1,827
Net purchase price	$265,727	$(2,420)	$263,307
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
Unaudited pro forma information
The following unaudited pro forma data for the three and six months ended June 30, 2021 gives effect to the acquisition of Lugano, as described above, and the dispositions of Liberty Safe and ACI, as if these transactions had been completed as of January 1, 2021. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2021	June 30, 2021
Net sales	$454,468	$892,464
Gross profit	$184,323	$368,045
Operating income	$40,761	$84,021
Net loss from continuing operations	$(19,741)	$(1,651)
Net loss from continuing operations attributable to Holdings	$(22,760)	$(8,899)
Basic and fully diluted net loss per share attributable to Holdings	$(0.49)	$(0.47)

Other acquisitions
Marucci
Lizard Skins - On October 22, 2021, Marucci Sports acquired Lizard Skins, LLC ("Lizard Skins"), an industry leading provider of sporting goods accessories that revolve around the hand-to-grip interface, for an enterprise value of approximately $47.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $44.1 million under the Marucci inter-company credit agreement with the LLC, a draw on the existing Marucci revolving credit facility with the Company, and rollover equity from the selling shareholders of Lizard Skins. Marucci issued 11,915 shares to the selling shareholders in exchange for the rollover equity, which represents an ownership interest of approximately 1% in Marucci. Marucci paid approximately $1.4 million in transaction expenses in connection with the acquisition of Lizard Skins. Lizard Skins is a designer and seller of branded grip products, protective equipment, bags and apparel for use in baseball, cycling, hockey, Esports and lacrosse. The acquisition of Lizard Skins will allow Marucci to build on its leading position in diamond sports while simultaneously developing Marucci's presence in new sports markets such as hockey and cycling. Marucci recorded a purchase price allocation, including goodwill of approximately $10.1 million, which is expected to be deductible for income tax purposes, and intangible assets of $27.9 million. The purchase price allocation will be finalized in the third quarter of 2022.

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
Note C — Discontinued Operations
Advanced Circuits Merger Agreement
On October 13, 2021, the LLC, as the representative (the “Sellers Representative”) of the holders (the “AC Sellers”) of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the “AC Agreement”) with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer would acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). Under the terms of the Agreement, the AC Sellers would receive consideration in the amount of $310 million, composed of $240 million in cash and $70 million in common stock of a publicly traded special purpose acquisition company (“SPAC”) selected by AC Buyer to acquire AC Buyer upon the closing of the transaction, excluding certain working capital and other adjustments. In addition, the AC Sellers would receive 2.4 million additional shares of SPAC common stock within five years, subject to SPAC stock price performance. The LLC owns approximately 67% of the outstanding stock of Advanced Circuits on a fully diluted basis and would receive approximately 77% of the gross consideration payable under the Agreement. This amount is in respect of the LLC’s outstanding loans to Advanced Circuits and its equity interests in Advanced Circuits. The AC Merger was conditioned on, among other things, the closing of a business combination between AC Buyer and a special purpose acquisition company (a "SPAC"). In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp.
On July 29, 2022, due to delays in closing the SPAC Transaction, the LLC and Advanced Circuits sent notice to terminate the AC Agreement. Refer to Note Q - "Subsequent Events" for additional information. In accordance with applicable accounting guidance, changes in a plan to sell a long-lived asset group are accounted for in the period that the decision is made. Advanced Circuits will be reclassified to continuing operations beginning in the quarter ended September 30, 2022.
The sale of Advanced Circuits met the criteria for the assets to be classified as held for sale as of December 31, 2021 and June 30, 2022, and is presented as discontinued operations in the accompanying consolidated financial statements for all periods presented. Summarized results of operations of Advanced Circuits are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$22,157	$22,465	$45,406	$44,027
Gross profit	$10,095	$10,313	$21,025	$19,717
Operating income	$5,806	$6,324	$12,330	$11,819
Income from continuing operations before income taxes (1)	$5,826	$6,260	$12,303	$11,751
Provision for income taxes	$822	$683	$1,929	$1,454
Income from discontinued operations (1)	$5,004	$5,577	$10,374	$10,297
(1) The results of operations for the three and six months ended June 30, 2022 and 2021, exclude $1.6 million and $3.3 million and $1.8 million and $3.8 million, respectively, of intercompany interest expense.

The following table presents summary balance sheet information of ACI that is presented as held for sale as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,914	$3,610
Accounts receivable, net	8,410	9,447
Inventories, net	4,234	3,660
Prepaid expenses and other current assets	79	430
Current assets held for sale	15,637	17,147
Property, plant and equipment, net	7,223	8,083
Goodwill	66,668	66,668
Intangible assets, net	10	23
Other non-current assets	6,689	7,502
Non-current assets held for sale (1)	$80,590	$82,276

Liabilities
Accounts payable	$3,039	$3,798
Accrued expenses	3,688	3,718
Due to related party	125	125
Other current liabilities	1,591	1,580
Current liabilities held for sale	8,443	9,221
Deferred income taxes	13,200	13,419
Other non-current liabilities	5,627	6,487
Non-current liabilities held for sale (1)	$18,827	$19,906
Noncontrolling interest held for sale	$(370)	$(2,614)
(1) All assets and liabilities have been classified as current on the consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company terminated the AC Agreement on July 29, 2022. Refer to Note Q - Subsequent Events.
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
On August 3, 2021, Liberty Buyer completed the acquisition of all the issued and outstanding securities of Liberty (other than the Rollover Shares) pursuant to the Liberty Purchase Agreement and Amendment (the “Liberty Transaction”). The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the LLC (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the LLC received approximately $128.0 million of total proceeds from the sale at closing. The LLC recognized a gain on the sale of Liberty of $72.8 million in the year ended December 31, 2021. In the second quarter of 2022, the LLC received an income tax refund of approximately $0.9 million related to Liberty

Summarized results of operations of Liberty for the three and six months ended June 30, 2021 are as follows (in thousands):

	Three months ended June 30, 2021	Six months ended June 30, 2021
Net sales	$33,447	$64,926
Gross profit	$8,879	$17,776
Operating income	$5,903	$11,533
Income from continuing operations before income taxes (1)	$5,944	$11,580
Provision for income taxes	$1,166	$2,607
Income from discontinued operations (1)	$4,778	$8,973
(1) The results of operations for the three and six months ended June 30, 2021, excludes $0.7 million and $1.4 million, respectively, of intercompany interest expense.
Sale of Clean Earth
On May 8, 2019, the LLC, as majority stockholder of CEHI Acquisition Corporation ("Clean Earth" or CEHI") and as sellers’ representative, entered into a definitive Stock Purchase Agreement (the “Clean Earth Purchase Agreement”) with Calrissian Holdings, LLC (“Clean Earth Buyer”), CEHI, the other holders of stock and options of CEHI and, as Clean Earth Buyer’s guarantor, Harsco Corporation, pursuant to which Clean Earth Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc. On June 28, 2019, Clean Earth Buyer completed the acquisition of all of the issued and outstanding securities of CEHI pursuant to the Clean Earth Purchase Agreement. The Company recognized a gain on the sale of Clean Earth of $209.3 million during the year ended December 31, 2019. In the first quarter of 2022, the LLC received an income tax refund of approximately $6.0 million related to Clean Earth which was recognized as gain on sale of discontinued operations, net of taxes, in the accompanying consolidated statement of operations.
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
The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2022 and 2021 (in thousands):

Three months ended June 30, 2022
	5.11	BOA	Ergo	Lugano	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$96,543	$15,976	$9,841	$39,065	$26,641	$46,337	$59,736	$27,433	$81,684	$403,256
Canada	2,693	97	1,330	—	392	2,931	—	244	2,068	9,755
Europe	8,774	20,830	8,085	—	23	2,587	—	8,928	437	49,664
Asia Pacific	4,086	22,440	7,144	—	575	488	—	1,567	—	36,300
Other international	7,952	43	106	—	5	1,503	6,408	605	—	16,622
	$120,048	$59,386	$26,506	$39,065	$27,636	$53,846	$66,144	$38,777	$84,189	$515,597

Three months ended June 30, 2021
	5.11	BOA	Ergo	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$91,464	$14,736	$9,092	$24,365	$56,304	$34,783	$22,095	$85,428	$338,267
Canada	2,764	346	1,108	135	2,901	—	212	3,259	10,725
Europe	6,486	16,988	8,483	29	2,559	—	7,810	448	42,803
Asia Pacific	4,068	11,976	8,159	106	505	—	1,951	90	26,855
Other international	5,251	39	114	5	1,089	5,857	488	32	12,875
	$110,033	$44,085	$26,956	$24,640	$63,358	$40,640	$32,556	$89,257	$431,525

Six months ended June 30, 2022
	5.11	BOA	Ergo	Lugano	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$177,346	$36,178	$18,014	$86,084	$77,723	$90,150	$117,517	$53,606	$156,382	$813,000
Canada	5,081	637	2,123	—	944	6,492	—	437	3,867	19,581
Europe	16,319	37,930	15,675	—	29	5,013	—	18,437	739	94,142
Asia Pacific	8,050	41,344	10,614	—	994	842	—	3,349	102	65,295
Other international	17,275	107	290	—	38	2,795	12,455	1,113	19	34,092
	$224,071	$116,196	$46,716	$86,084	$79,728	$105,292	$129,972	$76,942	$161,109	$1,026,110

Six months ended June 30, 2021
	5.11	BOA	Ergo	Marucci	Velocity	Altor	Arnold	Sterno	Total
United States	$172,247	$28,817	$17,891	$60,461	$114,573	$67,527	$43,456	$159,453	$664,425
Canada	5,318	570	1,862	476	6,124	—	417	6,259	21,026
Europe	13,641	30,338	15,828	58	5,080	—	16,668	697	82,310
Asia Pacific	7,881	20,704	13,420	288	781	—	3,244	105	46,423
Other international	10,823	108	283	5	2,432	10,933	1,256	57	25,897
	$209,910	$80,537	$49,284	$61,288	$128,990	$78,460	$65,041	$166,571	$840,081
Note E — Operating Segment Data
At June 30, 2022, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. Advanced Circuits has been classified as held for sale at June 30, 2022 and is not considered a reportable segment. The Company’s operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
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
•BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides combined with unique configuration applications, which together create a superior alternative to laces, buckles, hook and loop (Velcro), and other traditional closure and fit systems. Each configuration is designed and engineered to deliver superior fit and performance, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
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
The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The results of operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Segment operating income (loss) is the measure used to assess the performance of each business. Corporate consists of corporate overhead and management fees which are not allocated to any of the Company's reportable segments. There were no significant inter-segment transactions.

Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

5.11	$120,048	$110,033	$224,071	$209,910
BOA	59,386	44,085	116,196	80,537
Ergobaby	26,506	26,956	46,716	49,284
Lugano	39,065	—	86,084	—
Marucci	27,636	24,640	79,728	61,288
Velocity Outdoor	53,846	63,358	105,292	128,990
Altor	66,144	40,640	129,972	78,460
Arnold	38,777	32,556	76,942	65,041
Sterno	84,189	89,257	161,109	166,571
Total segment revenue	515,597	431,525	1,026,110	840,081
Corporate	—	—	—	—
Total consolidated revenues	$515,597	$431,525	$1,026,110	$840,081

Segment operating income (loss)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

5.11	$12,305	$11,969	$18,210	$17,805
BOA	18,451	11,453	37,262	18,707
Ergobaby	3,549	3,754	3,273	5,718
Lugano	9,644	—	23,250	—
Marucci	(1,436)	1,180	6,449	11,687
Velocity Outdoor	5,429	9,100	8,496	20,134
Altor	5,908	3,548	11,742	8,232
Arnold	5,325	2,497	8,613	5,493
Sterno	7,954	6,578	10,988	10,862
Total segment operating income	67,129	50,079	128,283	98,638
Corporate	(16,818)	(13,727)	(33,370)	(27,177)
Total consolidated operating income	50,311	36,352	94,913	71,461
Reconciliation of segment operating income (loss) to consolidated income (loss) from continuing operations before income taxes:
Interest expense, net	(17,519)	(14,947)	(34,938)	(28,752)
Other income (expense), net	737	(642)	2,773	(2,870)
Amortization of debt issuance costs	(865)	(722)	(1,731)	(1,408)
Loss on debt extinguishment	—	(33,305)	—	(33,305)
Total consolidated income (loss) from continuing operations before income taxes	$32,664	$(13,264)	$61,017	$5,126

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

5.11	$5,535	$5,343	$10,947	$10,701
BOA	5,390	4,846	10,644	9,736
Ergobaby	1,995	2,095	3,990	4,312
Lugano	2,945	—	5,114	—
Marucci	2,827	2,024	6,979	4,163
Velocity Outdoor	3,218	3,145	6,413	6,218
Altor	4,079	3,134	8,007	5,697
Arnold	1,862	2,016	4,047	3,737
Sterno	4,975	5,181	9,978	10,365
Total	32,826	27,784	66,119	54,929
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	865	722	1,731	1,325
Consolidated total	$33,691	$28,506	$67,850	$56,254

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2022	2021	2022 (1)	2021 (1)
5.11	$48,033	$50,461	$395,763	$354,666
BOA	3,829	2,387	255,559	263,052
Ergobaby	15,166	11,167	86,060	86,530
Lugano	39,987	27,812	292,752	233,720
Marucci	14,589	23,261	172,275	146,087
Velocity Outdoor	39,561	36,017	237,676	219,545
Altor	45,767	38,457	207,302	205,631
Arnold	23,797	20,372	100,487	101,591
Sterno	50,885	72,179	245,694	244,338
Allowance for doubtful accounts	(13,084)	(13,851)	—	—
Total	268,530	268,262	1,993,568	1,855,160
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	56,095	106,011
Assets held for sale	—	—	96,227	99,423
Consolidated total	$268,530	$268,262	$2,145,890	$2,060,594

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$213,992	$206,919
Furniture, fixtures and other	59,908	52,794
Leasehold improvements	59,240	56,988
Buildings and land	13,341	13,345
Construction in process	19,795	15,340
	366,276	345,386
Less: accumulated depreciation	(183,287)	(166,993)
Total	$182,989	$178,393
Depreciation expense was $10.4 million and $20.3 million for the three and six months ended June 30, 2022, respectively and $8.9 million and $17.5 million for the three and six months ended June 30, 2021, respectively.
Inventory
Inventory is comprised of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$120,179	$105,654
Work-in-process	34,048	27,026
Finished goods	566,979	457,274
Less: obsolescence reserve	(25,519)	(27,870)
Total	$695,687	$562,084

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
A summary of the net carrying value of goodwill at June 30, 2022 and December 31, 2021, is as follows (in thousands):

	Six months ended June 30, 2022	Year ended December 31, 2021
Goodwill - gross carrying amount	$846,658	$873,150
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$788,913	$815,405
The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2022 by operating segment (in thousands):

	Balance at January 1, 2022	Acquisitions/Measurement Period Adjustments	Balance at June 30, 2022
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	61,448	—	61,448
Lugano	83,458	2,879	86,337
Marucci	107,855	(29,657)	78,198
Velocity Outdoor	30,079	—	30,079
Altor	90,843	286	91,129
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Total	$815,405	$(26,492)	$788,913
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

Other intangible assets are comprised of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$576,203	$(211,350)	$364,853	$566,805	$(180,581)	$386,224
Technology and patents	158,696	(44,741)	113,955	153,124	(49,898)	103,226
Trade names, subject to amortization	425,432	(103,064)	322,368	411,100	(87,178)	323,922
Non-compete agreements	4,637	(3,696)	941	4,617	(3,502)	1,115
Other contractual intangible assets	2,243	(1,064)	1,179	1,960	(735)	1,225
Total	1,167,211	(363,915)	803,296	1,137,606	(321,894)	815,712
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
Total intangibles, net	$1,224,176	$(363,915)	$860,261	$1,194,571	$(321,894)	$872,677
Amortization expense related to intangible assets was $20.9 million and $42.0 million for the three and six months ended June 30, 2022, respectively and $18.8 million and $37.4 million for the three and six months ended June 30, 2021, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2022 and the next four years, is as follows (in thousands):

2022	2023	2024	2025	2026

$41,745	$82,979	$81,386	$76,049	$69,682
Note H — Warranties
The Company’s Ergobaby, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2022 and the year ended December 31, 2021 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2022	Year ended December 31, 2021

Beginning balance	$2,062	$1,558
Provision for warranties issued during the period	1,169	4,257
Fulfillment of warranty obligations	(1,444)	(3,753)
Ending balance	$1,787	$2,062
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
Net availability under the 2021 Revolving Credit Facility was approximately $597.7 million at June 30, 2022. Letters of credit outstanding at June 30, 2022 totaled approximately $2.3 million. At June 30, 2022, the Company was in compliance with all covenants as defined in the 2021 Credit Facility.
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
The following table provides the Company’s debt holdings at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	4.89%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.29%	300,000
Less: Unamortized premiums and debt issuance costs		(14,253)		(15,174)
Long-term debt		$1,285,747		$1,284,826
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2022
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	300,000	231,750
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	825,000
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

The following table summarizes unamortized premiums and debt issuance costs at June 30, 2022 and December 31, 2021, and the balance sheet classification in each of the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Unamortized premiums and debt issuance costs	$27,819	$27,784
Accumulated amortization	(7,752)	(6,021)
Unamortized premiums and debt issuance costs, net	$20,067	$21,763

Balance sheet classification:
Other noncurrent assets	$5,814	$6,589
Long-term debt	14,253	15,174
	$20,067	$21,763

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
At-The-Market Equity Offering Program
On September 7, 2021, the Company filed a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million of common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. The Company incurred $0.1 million in total costs related to the ATM program during both the three and six months ended June 30, 2022.
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
During the three and six months ended June 30, 2022, the Company sold 1,817,505 and 2,529,938 Trust common shares under the Sales Agreement, respectively. During the same periods, the Company received total net proceeds of approximately $42.1 million and $62.3 million, respectively, from these sales and incurred approximately $0.7 million and $1.1 million in commissions payable to the Sales Agents.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the LLC is authorized to issue a corresponding number of trust preferred interests.

Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at June 30, 2022, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at June 30, 2022, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
Series A Preferred Shares
On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Trust Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares became redeemable at the Company's option, in whole or in part, at any time after July 30, 2022, at a price of $25.00 per share, plus any declared and unpaid distributions. Holders of Series A Preferred Shares will have no right to require the redemption of the Series A Preferred Shares and there is no maturity date. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares.

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
Reconciliation of net income (loss) attributable to common shares of Holdings
The following table reconciles net income (loss) from continuing operations attributable to Holdings to net income (loss) attributable to the common shares of Holdings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to Holdings	$22,897	$(23,575)	$36,337	$(12,396)
Less: Distributions paid - Allocation Interests	—	—	—	5,214
Less: Distributions paid - Preferred Shares	6,046	6,046	12,091	12,091
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$13,982	$(32,490)	$21,377	$(32,570)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.

Basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to common shares of Holdings	$13,982	$(32,490)	$21,377	$(32,570)
Less: Effect of contribution based profit - Holding Event	4,641	223	7,884	1,753
Net loss from continuing operations attributable to common shares of Holdings	$9,341	$(32,713)	$13,493	$(34,323)

Income from discontinued operations attributable to Holdings	$3,470	$8,945	$13,792	$16,760
Less: Effect of contribution based profit - Holding Event	569	855	1,198	935
Income from discontinued operations attributable to common shares of Holdings	$2,901	$8,090	$12,594	$15,825

Basic and diluted weighted average common shares outstanding	70,227	64,900	69,804	64,900

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$0.13	$(0.50)	$0.19	$(0.53)
Discontinued operations	0.04	0.12	0.18	0.24
	$0.17	$(0.38)	$0.37	$(0.29)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
April 1, 2022 - June 30, 2022 (1)	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022
October 1, 2021 - December 31, 2021	$0.25	$17,352	January 13, 2022	January 20, 2022
July 1, 2021 - September 30, 2021	$0.36	$23,742	October 15, 2021	October 22, 2021
August 3, 2021 (2)	$0.88	$57,112	August 31, 2021	September 7, 2021
April 1, 2021 - June 30, 2021	$0.36	$23,364	July 15, 2021	July 22, 2021
January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2021	January 22, 2021

Series A Preferred Shares:
April 30, 2022 - July 29, 2022 (1)	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.453125	$1,813	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.453125	$1,813	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021

Series B Preferred Shares:
April 30, 2022 - July 29, 2022 (1)	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$1,969	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021

Series C Preferred Shares:
April 30, 2022 - July 29, 2022 (1)	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$2,264	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021
(1) This distribution was     declared on July 1, 2022.
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
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2022 and December 31, 2021:

	% Ownership (1) June 30, 2022		% Ownership (1) December 31, 2021
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	88.2	97.6	88.4
BOA	91.8	83.3	91.8	83.8
Ergobaby	81.6	72.8	81.7	72.7
Lugano	59.9	55.4	59.9	58.1
Marucci	91.1	82.0	91.1	82.8
Velocity Outdoor	99.4	87.7	99.3	87.6
Altor	100.0	91.2	100.0	91.2
Arnold	98.0	85.5	98.0	85.5
Sterno	99.4	90.8	100.0	87.1
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2022	December 31, 2021
5.11	$16,486	$15,458
BOA	34,201	30,581
Ergobaby	18,783	29,435
Lugano	76,555	70,585
Marucci	18,478	17,175
Velocity Outdoor	5,639	5,250
Altor	4,472	3,936
Arnold	1,383	1,284
Sterno	1,610	1,524
Allocation Interests	100	100
	$177,707	$175,328

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(142)	$—	$—	$(142)
Total recorded at fair value	$(142)	$—	$—	$(142)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 acquisition.

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(151)	$—	$—	$(151)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,501)	$—	$—	$(1,501)

(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam. The payment of the earn-out occurred on March 31, 2022.

Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2021 through June 30, 2022 are as follows (in thousands):

Level 3
Balance at January 1, 2021	$(1,785)
Termination of put option of noncontrolling shareholder - Liberty	314
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(30)
Balance at December 31, 2021	$(1,501)
Decrease in the fair value of put option of noncontrolling shareholder - 5.11	9
Payment of contingent consideration - Polyfoam	1,350
Balance at June 30, 2022	$(142)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the six months ended June 30, 2022 or the year ended December 31, 2021.
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six months ended June 30,
	2022	2021
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	5.2	26.4
Foreign income taxes	3.0	17.7
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	—	237.3
Impact of subsidiary employee stock options	0.9	1.8
Credit utilization	(4.4)	(33.3)
Non-recognition of NOL carryforwards at subsidiaries	(0.1)	5.8
Effect of Tax Act	—	(3.8)
Other	0.8	(6.6)
Effective income tax rate	26.4%	266.3%

(1)     The effective income tax rate for the six months ended June 30, 2021 included a loss at the Trust, which was taxed as a partnership through August 31, 2021. Beginning September 1, 2021, the Trust is taxed as a corporation.
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $0.5 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2022. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service cost	$107	$105	$217	$214
Interest cost	10	11	21	17
Expected return on plan assets	(18)	(18)	(37)	(37)
Amortization of unrecognized loss	(7)	(7)	(14)	2
Effect of curtailment	(28)	31	(31)	88
Net periodic benefit cost	$64	$122	$156	$284
During the six months ended June 30, 2022, per the terms of the pension agreement, Arnold contributed $0.2 million to the plan. For the remainder of 2022, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2022 were considered Level 3.
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

Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and six months ended June 30, 2022 and 2021. The Company recognized $10.6 million and $21.0 million in the three and six months ended June 30, 2022 and $8.6 million and $17.2 million in the three and six months ended June 30, 2021, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at June 30, 2022 are as follows (in thousands):

2022 (excluding six months ended June 30, 2022)	$15,243
2023	31,316
2024	26,536
2025	22,023
2026	18,415
Thereafter	37,793
Total undiscounted lease payments	$151,326
Less: Interest	9,010
Present value of lease liabilities	$142,316
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (years)	5.98	5.62
Weighted-average discount rate	7.18%	7.33%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2022	December 31, 2021

Operating lease right-of-use assets	Other non-current assets	$124,692	$116,992
Current portion, operating lease liabilities	Other current liabilities	$25,713	$25,663
Operating lease liabilities	Other non-current liabilities	$116,603	$103,800

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,929	$11,425
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19,947	$17,379
Note P — Related Party Transactions
Management Services Agreement
The LLC entered into the Management Services Agreement ("MSA") with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. At June 30, 2022 and March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.5 million and $0.8 million during the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2021, respectively in inventory from the vendor.

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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $15.9 million and $31.1 million in purchases from this supplier during the three and six months ended June 30, 2022, respectively and $11.8 million and $21.6 million during the three and six months ended June 30, 2021, respectively.
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
Note Q - Subsequent Events
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “ PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC. The acquisition of PrimaLoft for a total purchase price, including proceeds from noncontrolling shareholders, of approximately $530 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its revolving credit facility and the proceeds from its new $400 million term loan facility. PrimaLoft management invested in the Transaction along with the Company, representing 9.2% of the equity interest in PrimaLoft. Concurrent with the Closing, the Company provided a credit facility to PrimaLoft pursuant to which a secured revolving loan commitment and secured term loan were made available to PrimaLoft (the "PrimaLoft Credit Agreement"). The initial revolving loan and term loan commitments under these facilities on the closing date were $178 million.
PrimaLoft, Inc. is a branded, advanced material technology company based in Latham, New York and is a world leader in the research and innovative development of high-performance material solutions, specializing in insulations and fabrics.
CGM entered into a waiver of the MSA with the Company as of the closing date for the period through September 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA.
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit up ("the 2022 Revolving Line of Credit") up to a maximum aggregate amount of $600 million ("the 2022 Revolving Loan Commitment") and a $400 million term loan (the “ 2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving

Line of Credit were $115 million. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
Advanced Circuits Merger Agreement
On October 13, 2021, the LLC, as the Sellers Representative of the holders of stock and options of Advanced Circuits, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the "AC Agreement") with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer would acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). The AC Merger was conditioned on, among other things, the closing of a business combination between AC Buyer and a publicly traded special purpose acquisition company (a “SPAC”). In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). The AC Agreement also provided that the AC Agreement could be terminated in the event closing of the AC Merger did not occur prior to January 27, 2022 (the "End Date").
A description of the Merger Agreement was included in the Current Report on Form 8-K filed by the Company on October 14, 2021. Due to a delay in closing the SPAC Transaction, the AC Merger did not close on or before the End Date. Because of the delay in closing the SPAC Transaction, on July 29, 2022, the LLC and Advanced Circuits provided the notice of termination of the AC Agreement to AC Buyer. No termination penalties were incurred by either party in connection with the termination of the AC Agreement. The termination of the AC Agreement occurred in the third quarter of 2022 and, in accordance with applicable accounting guidance, Advanced Circuits will be reclassified to continuing operations beginning in the quarter ended September 30, 2022.

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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is the operating entity and is a controlling owner of ten businesses, or operating segments, at June 30, 2022. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc., Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno"). At December 31, 2021 and June 30, 2022, Advanced Circuits has been classified as held-for-sale. Refer to Note C - "Discontinued Operations" and Note Q- "Subsequent Events" for further discussion of Advanced Circuits.
We acquired our existing businesses (segments) that we own at June 30, 2022 as follows:

		Ownership Interest - June 30, 2022
Business	Acquisition Date	Primary	Diluted
Advanced Circuits (1)	May 16, 2006	71.8%	67.6%
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.5%
Sterno	October 10, 2014	99.4%	90.8%
5.11	August 31, 2016	97.7%	88.2%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	100.0%	91.2%
Marucci Sports	April 20, 2020	91.1%	82.0%
BOA	October 16, 2020	91.8%	83.3%
Lugano	September 3, 2021	59.9%	55.4%
(1) On October 13, 2021, the LLC, as the representative of the holders of stock and options of Advanced Circuits, entered into a definitive plan of merger to sell all of the outstanding securities of Advanced Circuits. Advanced Circuits has been classified as held for sale at June 30, 2022. Subsequent to the end of the quarter, in July 2022, the plan of merger was terminated and Advanced Circuits will be reclassified to continuing operations beginning in the quarter ended September 30, 2022.
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
BOA - BOA Technology, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides combined with unique configuration applications, which together create a superior alternative to laces, buckles, hook and loop (Velcro), and other traditional closure and fit systems. Each configuration is designed and engineered to deliver superior fit and performance, and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
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
The following are two significant trends resulting from the COVID-19 pandemic that we anticipate may negatively impact our operating performance in 2022:
Global Supply Chain Trends
The disruption in the global supply chain due to transportation delays and U.S. port congestion have continued in the first half of 2022 and are expected to continue to place constraints on several of our businesses. Surges in demand, shifts in shopping patterns related to COVID-19, and the resurgence of COVID-19 variants in manufacturing hubs, as well as other factors, have continued to strain the global supply chain network, which has resulted in carrier-imposed capacity restrictions, carrier delays, and longer lead times. U.S. ports that have been unable to keep pace with unprecedented inbound container volume, which has led to shipping and unloading backlogs, and ports in Asia have been subject to intermittent closures due to the impact of COVID-19 variants. Due to the backlog at the ports and other supply chain disruptions, most of our businesses are experiencing shortages in materials and products, and significant increases in freight costs. Several of our companies are relying on expensive air freight to import goods to meet customer demand. We are also seeing the availability of raw materials, components and finished goods impacted by the supply chain challenges which has led to shortages of certain materials and led to pressure on revenue growth. In addition, the closure of certain Asian manufacturing facilities as a result of local government quarantine efforts has impacted our ability to import products timely. Further, in the U.S., the surge in demand along with COVID-19 related labor shortages and rising hourly labor wages, are creating labor shortages and higher labor costs. We expect these cost trends to continue through 2022.

Inflationary Cost Environment
We continue to experienced inflationary cost increases in our materials, labor and transportation costs. We expect that these inflationary cost increases will continue but will be partially mitigated by pricing actions implemented in the prior year, as well as those that we have implemented in 2022. In 2022, we expect changing market conditions and continued inflationary pressures to impact consumer spending. With price pressures unlikely to abate and expected changes in monetary policies, consumer spending may be negatively impacted in 2022.
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
Recent Events
Advanced Circuits Merger Agreement
On October 13, 2021, the LLC, as the Sellers Representative of the holders of stock and options of Advanced Circuits, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the "AC Agreement") with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer would acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). The AC Merger was conditioned on, among other things, the closing of a business combination between AC Buyer and a publicly traded special purpose acquisition company (a “SPAC”). In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). The AC Agreement also provided that the AC Agreement could be terminated in the event closing of the AC Merger did not occur prior to January 27, 2022 (the "End Date").
A description of the Merger Agreement was included in the Current Report on Form 8-K filed by the Company on October 14, 2021. Due to a delay in closing the SPAC Transaction, the AC Merger did not close on or before the End Date. Because of the delay in closing the SPAC Transaction, on July 29, 2022, the LLC and Advanced Circuits provided the notice of termination of the AC Agreement to AC Buyer. No termination penalties were incurred by either party in connection with the termination of the AC Agreement. The termination of the AC Agreement occurred in the third quarter of 2022 and, in accordance with applicable accounting guidance, Advanced Circuits will be reclassified to continuing operations beginning in the quarter ended September 30, 2022.
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("Seller"). The total purchase price, including proceeds from noncontrolling shareholders, was approximately $530 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its revolving credit facility and a draw in full on its new $400 million term loan facility.

PrimaLoft, Inc. is a branded, advanced material technology company based in Latham, New York and is a world leader in the research and innovative development of high-performance material solutions, specializing in insulations and fabrics. PrimaLoft® insulation was originally developed for the U.S. Army as a water-resistant, synthetic alternative to down. Since 1983, a heritage of proven & tested technologies has built trust across the textile industry, with more than 950 global brands using PrimaLoft products in outdoor, lifestyle, home furnishings, work wear, hunting and military applications. With its Relentlessly Responsible™ mission, PrimaLoft strives to balance innovation, performance and sustainability in the pursuit of a better future.
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit up ("the 2022 Revolving Line of Credit") up to a maximum aggregate amount of $600 million ("the 2022 Revolving Loan Commitment") and a $400 million term loan (the “ 2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving Line of Credit were $115 million. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2022 and June 30, 2021, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and six months ended June 30, 2022 and 2021, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("US GAAP), and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2022 and 2021, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of Lugano in September 2021, the pro forma results of operations for the Lugano business segment have been prepared as if we purchased that business on January 1, 2021. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net revenues	$515,597	$431,525	$1,026,110	$840,081
Cost of revenues	303,840	257,961	613,538	497,969
Gross profit	211,757	173,564	412,572	342,112
Selling, general and administrative expense	125,624	107,317	246,296	211,369
Fees to manager	14,901	11,058	29,337	21,856
Amortization of intangibles	20,921	18,837	42,026	37,426
Operating income	50,311	36,352	94,913	71,461
Interest expense	(17,519)	(14,947)	(34,938)	(28,752)
Amortization of debt issuance costs	(865)	(722)	(1,731)	(1,408)
Loss on debt extinguishment	—	(33,305)	—	(33,305)
Other income (expense)	737	(642)	2,773	(2,870)
Income (loss) from continuing operations before income taxes	32,664	(13,264)	61,017	5,126
Provision for income taxes	6,132	8,344	16,108	13,652
Net income (loss) from continuing operations	$26,532	$(21,608)	$44,909	$(8,526)

Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net revenues
Consolidated net revenues for the three months ended June 30, 2022 increased by approximately $84.1 million, or 19.5%, compared to the corresponding period in 2021. Our Lugano business, which we acquired in September 2021, contributed $39.1 million in net revenue in the second quarter of 2022. During the three months ended June 30, 2022 compared to 2021, we also saw significant increases in net sales at 5.11 ($10.0 million increase), BOA ($15.3 million increase), Marucci ($3.0 million increase), Arnold ($6.2 million increase), and Altor Solutions ($25.5 million increase), partially offset by a decrease in net revenue at Velocity Outdoor ($9.5 million decrease) and Sterno ($5.1 million decrease). Add-on acquisitions at Marucci (Lizard Skins in October 2021) and Altor (Plymouth Foam in October 2021) contributed to the growth in revenue at these businesses in the second quarter of 2022. During the comparable period in 2021, we saw notable increases in revenue at several of our branded consumer businesses as a result of an increased consumer focus on outdoor related brands during the COVID-19 pandemic. Historically, the third and fourth quarters have been seasonably stronger than the first half of the year in earnings for certain of our businesses. However, in the first half of 2021 several of our businesses saw significant revenue growth and increased consumer demand. On a consolidated level, our businesses were able to increase revenue in the second quarter of 2022 as compared to the prior year as a result of acquisitions and continued strong performance. We expect our full year 2022 results of operations will be negatively impacted as inflationary pressures will reduce demand and discretionary consumer spending in both our branded consumer and niche industrial businesses. The world economy continues to face supply chain constraints which we believe will lead to product fulfillment delays and increased inventory acquisition costs. We expect revenue to be modestly impacted by product and material availability through the remainder of 2022. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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

Cost of revenues
On a consolidated basis, cost of revenues increased approximately $45.9 million during the three months ended June 30, 2022 compared to the corresponding period in 2021. Our Lugano business contributed $19.4 million of the increase in cost of revenues for the quarter ended June 30, 2022. We also saw notable increases in cost of revenues at 5.11 ($3.6 million increase), BOA ($6.7 million increase), Marucci ($2.8 million increase), Altor ($20.9 million increase), and Arnold ($2.5 million increase) that correspond to the revenue increases noted above. We also saw decreases in cost of revenues at Velocity ($4.5 million decrease) and Sterno ($6.0 million decrease) that corresponded to the decrease in revenue noted above. Gross profit as a percentage of net revenues was approximately 41.1% in the three months ended June 30, 2022 compared to 40.2% in the three months ended June 30, 2021. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2022 as compared to the quarter ended June 30, 2021 is primarily attributable to the acquisition of Lugano in September 2021 and the implementation of price increases at most of our businesses in response to rising costs. Most of our businesses continue to experience increased material, labor and transportation costs. The gross margins at both our branded consumer businesses and our niche industrial businesses have been impacted by global supply chain constraints and inflation that is leading to pressure on revenue and costs. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $18.3 million during the three months ended June 30, 2022, compared to the corresponding period in 2021. A portion of the increase in the second quarter of 2022 is due to our Lugano acquisition in September 2021 ($8.6 million of the increase). We also saw increases in selling, general and administrative expenses at Marucci and Altor related to the add-on acquisitions that occurred in the fourth quarter of 2021, as well as increased investment in marketing and headcount at several of our businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $3.4 million in the second quarter of 2022 and $4.0 million in the second quarter of 2021. In the prior year, we incurred additional professional fees at the corporate level related to the Trust's election to be treated as a corporation for U.S. federal income tax purposes.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2022, we incurred approximately $14.9 million in management fees as compared to $11.1 million in fees in the three months ended June 30, 2021. The increase in Management fees is primarily attributable to our acquisition of Lugano in September 2021, offset by our sale of Liberty in August 2021. CGM had entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second quarter of 2021 than would have normally been due. Additionally, CGM has entered into a waiver of the MSA at June 30, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.
Amortization expense
Amortization expense for the three months ended June 30, 2022 increased $2.1 million as compared to the three months ended June 30, 2021 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lugano, which was acquired in September 2021.
Interest expense
We recorded interest expense totaling $17.5 million for the three months ended June 30, 2022 compared to $14.9 million for the comparable period in 2021, an increase of $2.6 million. The increase in interest expense in the current year reflects the higher amount outstanding on our senior notes during the current year after we redeemed $600.0 million of 8.000% 2026 Senior Notes and issued $1000.0 million of 5.250% 2029 Senior Notes in March of 2021, and issued an additional $300.0 million of 5.000% 2032 Senior Notes in November 2021.

Other income (expense)
For the quarter ended June 30, 2022, we recorded $0.7 million in other income as compared to $0.6 million in other expense in the quarter ended June 30, 2021, a decrease in expense of $1.4 million. Other income (expense) typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $6.1 million during the three months ended June 30, 2022 compared to an income tax provision of $8.3 million during the same period in 2021, a decrease of $2.2 million. Our income before income taxes for the quarter ended June 30, 2022 increased by approximately $45.9 million as compared to the prior year quarter. In the second quarter of 2021 we had a loss from operations before income taxes of $13.3 million, driven by a $33.3 loss on debt extinguishment that we recognized associated with the repayment of our $600 million 2026 Senior Notes. The loss on debt extinguishment was incurred at the Trust, which at the time was taxed as a partnership for income tax purposes and did not impact the income tax provision in the prior year. In the current quarter, our provision was driven by the acquisitions of Lugano in September 2021, and an increase in earnings at several of our businesses during the quarter, particularly 5.11 and BOA as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which was previously taxed as a partnership. On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. In the second quarter of 2022, the loss incurred at the Trust related to the corporate overhead and management fees resulted in the recognition of a tax benefit that offset the tax expense incurred at our subsidiaries.
Six Months ended June 30, 2022 compared to six months ended June 30, 2021
Net revenues
Consolidated net revenues for the six months ended June 30, 2022 increased by approximately $186.0 million, or 22.1%, compared to the corresponding period in 2021. Our Lugano business, which we acquired in September 2021, contributed $86.1 million in net revenue in the first half of 2022. During the six months ended June 30, 2022 compared to the six months ended June 30, 2021, we also saw significant increases in net sales at 5.11 ($14.2 million increase), BOA ($35.7 million), Marucci ($18.4 million increase), Arnold ($11.9 million increase), and Altor Solutions ($51.5 million increase), partially offset by a decrease in net revenue at Velocity Outdoor ($23.7 million decrease). Add-on acquisitions at Marucci (Lizard Skins in October 2021), Altor (Plymouth Foam in October 2021) and Arnold (Ramco Motors in March 2021) contributed to the growth in revenue at these businesses in the first half of 2022. During the comparable period in 2021, we saw notable increases in revenue at several of our branded consumer businesses as a result of an increased consumer focus on outdoor related brands during the pandemic. Historically, the third and fourth quarters have been seasonably stronger than the first half of the year in earnings for certain of our businesses. However, in the first quarter of 2021 several of our businesses saw significant revenue growth due to unfulfilled orders from the fourth quarter of 2020 being fulfilled in the first quarter of 2021. Further, we believe domestic government stimulus boosted spending in the first half of 2021 that did not repeat in 2022. Notwithstanding this significant demand increase we experienced in the first half of 2021, on a consolidated level our businesses were able to increase revenue in the first half of 2022 as compared to the prior year as a result of acquisitions and continued strong performance. We expect our 2022 results of operations will be negatively impacted as inflationary pressures will impact demand and discretionary consumer spending for both our branded consumer and niche industrial businesses, and as the world economy continues to face supply chain constraints which we believe will lead to product fulfillment delays and resulting increased inventory acquisition costs. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.
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

Cost of revenues
On a consolidated basis, cost of revenues increased approximately $115.6 million during the six months ended June 30, 2022 compared to the corresponding period in 2021. Our Lugano business contributed $43.0 million of the increase in cost of revenues for the six months ended June 30, 2022. We also saw notable increases in cost of revenues at 5.11 ($5.6 million increase), Marucci ($16.6 million increase), Altor ($42.9 million increase), and Arnold ($7.6 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 40.2% in the six months ended June 30, 2022 compared to 40.7% in the six months ended June 30, 2021. The decrease in gross profit as a percentage of net sales in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily related to increased material, labor and transportation costs. The gross margins at both our branded consumer businesses and our niche industrial businesses have been impacted by global supply chain constraints and inflation that is leading to pressure on revenue and costs. Our businesses have implemented price increases in order to offset these rising costs which should positively impact gross margins in 2022. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $34.9 million during the six months ended June 30, 2022, compared to the corresponding period in 2021. A portion of the increase in the first half of 2022 is due to our Lugano acquisition in the current year ($17.1 million of the increase). We also saw increases in selling, general and administrative expenses at Marucci and Altor related to the add-on acquisitions that occurred in the fourth quarter of 2021, as well as increased investment in marketing and headcount at several of our businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by business segment. At the corporate level, general and administrative expense was $7.0 million in the first half of 2022 and $7.9 million in the first half of 2021. In the prior year, we incurred additional expense from professional fees at the corporate level related to the Trust's election to be treated as a corporation for U.S. federal income tax purposes.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2022, we incurred approximately $29.3 million in management fees as compared to $21.9 million in fees in the six months ended June 30, 2021. The increase in Management fees is primarily attributable to our acquisition of Lugano in September 2021, and several add-on acquisition in the fourth quarter of 2021, offset by our sale of Liberty in August 2021. CGM had entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first half of 2021 than would have normally been due. In the first quarter of 2021, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the cash proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM had entered into a waiver of the MSA at March 31, 2022 and June 30, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.
Amortization expense
Amortization expense for the six months ended June 30, 2022 increased $4.6 million as compared to the six months ended June 30, 2021 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lugano, which was acquired in September 2021.
Interest expense
We recorded interest expense totaling $34.9 million for the six months ended June 30, 2022 compared to $28.8 million for the comparable period in 2021, an increase of $6.2 million. The increase in interest expense in the current year reflects the higher amount outstanding on our senior notes during the current year after we redeemed $600.0 million of 8.000% 2026 Senior Notes and issued $1000.0 million of 5.250% 2029 Senior Notes in March of 2021, and issued an additional $300.0 million of 5.000% 2032 Senior Notes in November 2021.

Other income (expense)
For the six months ended June 30, 2022, we recorded $2.8 million in other income as compared to $2.9 million in other expense in the six months ended June 30, 2021, a decrease in expense of $5.6 million. Other income (expense) typically reflects the movement in foreign currency at our businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $16.1 million during the six months ended June 30, 2022 compared to an income tax provision of $13.7 million during the same period in 2021. Our income before income taxes in the six months ended June 30, 2022 increased $55.9 million as compared to the income before income taxes in the six months ended June 30, 2021. In the prior year comparable period, we had income from operations before income taxes of $5.1 million, which included a $33.3 loss on debt extinguishment that we recognized associated with the repayment of our $600 million 2026 Senior Notes. The loss on debt extinguishment was incurred at the Trust, which at the time was taxed as a partnership for income tax purposes and did not impact the income tax provision in the prior year. In the current period, our provision was driven by the acquisitions of Lugano in September 2021, and an increase in earnings at several of our businesses during the quarter, particularly 5.11 and BOA as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which was previously taxed as a partnership. On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. In the six months ended June 30, 2022, the loss incurred at the Trust related to the corporate overhead and management fees resulted in the recognition of a tax benefit that offset the tax expense incurred at our subsidiaries.
Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$120,048	100.0%	$110,033	100.0%	$224,071	100.0%	$209,910	100.0%
Gross profit	$65,104	54.2%	$58,642	53.3%	$119,285	53.2%	$110,716	52.7%
SG&A	$50,358	41.9%	$44,210	40.2%	$96,192	42.9%	$87,985	41.9%
Segment operating income	$12,305	10.3%	$11,969	10.9%	$18,210	8.1%	$17,805	8.5%
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the three months ended June 30, 2022 were $120.0 million as compared to net sales of $110.0 million for the three months ended June 30, 2021, an increase of $10.0 million, or 9.1%. This increase is due in part to a $4.3 million, or 10.6%, increase in domestic wholesale sales following the fulfillment of backorders, as well as an increase of $4.9 million, or 26.6% in other international channel sales due to inventory availability to meet strong demand. Net sales were also positively impacted by an increase of $3.4 million in direct-to-consumer sales growth, up 7% from the prior year comparable period. Direct-to-consumer sales grew largely due to an increase in store count, as well as positive growth in comparable sales for the three months ended June 30, 2022, as compared to the same period last year.
Gross profit
Gross profit as a percentage of net sales was 54.2% in the three months ended June 30, 2022 as compared to 53.3% for the three months ended June 30, 2021. Gross profit percentage for the three months ended June 30, 2022, was favorably impacted by price increases. The positive impact of the price increase was partially offset by continued increases in inbound ocean and air freight charges during the period due to logistic challenges.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2022 was $50.4 million, or 41.9% of net sales compared to $44.2 million, or 40.2% of net sales for the comparable period in 2021. The increase in selling, general and administrative expense for the three months ended June 30, 2022 as compared to the prior year comparable period was driven by the costs associated with additional retail stores, increased sales and marketing spend to drive digital sales, and increased travel and entertainment spend coming out of the COVID-19 pandemic. These increases were partially offset by a decrease in variable marketplace expenses based on decreased sales in the wholesale channel.
Segment operating income
Segment operating income for the three months ended June 30, 2022 was $12.3 million, an increase of $0.3 million when compared to segment operating income of $12.0 million for the same period in 2021, based on the factors described above.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were $224.1 million as compared to net sales of $209.9 million for the six months ended June 30, 2021, an increase of $14.2 million, or 6.7%. This increase is due in part to direct-to-consumer sales growth of $6.2 million, up 7% from the prior year comparable period. Retail sales grew largely due to positive growth in same-store sales for the six months ended June 30, 2022, as compared to the same period last year as well as store count growth. Net sales were also positively impacted by a $6.4 million increase in international sales due to inventory availability to meet strong demand and $2.7 million increase in direct-to-agency sales following the completion of a large contract.
Gross profit
Gross profit as a percentage of net sales was 53.2% in the six months ended June 30, 2022 as compared to 52.7% for the six months ended June 30, 2021. Gross profit percentage was favorably impacted by price increases, which was offset by continued increases in inbound ocean and air freight charges during the period due to logistic challenges.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2022 was $96.2 million, or 42.9% of net sales compared to $88.0 million, or 41.9% of net sales for the comparable period in 2021. The increase in selling, general and administrative expense for the six months ended June 30, 2022 as compared to the prior year comparable period was driven by the costs associated with additional retail stores, increased sales and marketing spend to drive digital sales, and increased travel and entertainment spend coming out of the COVID-19 pandemic. These increases were partially offset by a decrease in variable marketplace expenses based on decreased sales in the wholesale channel.
Segment operating income
Segment operating income for the six months ended June 30, 2022 was $18.2 million, an increase of $0.4 million when compared to segment operating income of $17.8 million for the same period in 2021, based on the factors described above.
BOA

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$59,386	100.0%	$44,085	100.0%	$116,196	100.0%	$80,537	100.0%
Gross profit	$36,406	61.3%	$27,777	63.0%	$72,098	62.0%	$50,541	62.8%
SG&A	$13,785	23.2%	$12,330	28.0%	$26,498	22.8%	$23,754	29.5%
Segment operating income	$18,451	31.1%	$11,453	26.0%	$37,262	32.1%	$18,707	23.2%

Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the three months ended June 30, 2022 were $59.4 million as compared to net sales of $44.1 million for the three months ended June 30, 2021, an increase of $15.3 million, or 34.7%. The increase was reflected across key industries including Snow Sports, Outdoor, Athletic and Workwear. The three factors impacting their growth rates were market share gains, increased consumer participation as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 61.3% in the three months ended June 30, 2022 as compared to 63.0% for the three months ended June 30, 2021. The decrease in gross profit as a percentage of net sales was driven by product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2022 was $13.8 million, or 23.2% of net sales compared to $12.3 million, or 28.0% of net sales for the comparable period in 2021. The increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments. Selling general and administrative expense in the three months ended June 30, 2021 included $1.1 million in integration services fees paid to CGM that did not recur in the current quarter.
Segment operating income
Segment operating income for the three months ended June 30, 2022 was $18.5 million, an increase of $7.0 million when compared to segment operating income of $11.5 million for the same period in 2021, based on the factors described above.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were $116.2 million as compared to net sales of $80.5 million for the six months ended June 30, 2021, an increase of $35.7 million, or 44.3%. The increase was reflected across key industries including Snow Sports, Outdoor, Athletic and Workwear. The three factors impacting their growth rates were market share gains, increased consumer participation as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 62.0% in the six months ended June 30, 2022 as compared to 62.8% for the six months ended June 30, 2021. The decrease in gross profit as a percentage of net sales was driven by product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2022 was $26.5 million, or 22.8% of net sales compared to $23.8 million, or 29.5% of net sales for the comparable period in 2021. The increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments. Selling general and administrative expense in the six months ended June 30, 2021 included $2.2 million in integration services fees paid to CGM that did not recur in the current year.
Segment operating income
Segment operating income for the six months ended June 30, 2022 was $37.3 million, an increase of $18.6 million when compared to income from operations of $18.7 million for the same period in 2021, based on the factors described above.

Ergobaby

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$26,506	100.0%	$26,956	100.0%	$46,716	100.0%	$49,284	100.0%
Gross profit	$16,795	63.4%	$17,827	66.1%	$28,972	62.0%	$32,856	66.7%
SG&A	$11,258	42.5%	$12,052	44.7%	$21,725	46.5%	$22,977	46.6%
Segment operating income	$3,549	13.4%	$3,754	13.9%	$3,273	7.0%	$5,718	11.6%
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the three months ended June 30, 2022 were $26.5 million, a decrease of $0.5 million, or 1.7%, compared to the same period in 2021. During the three months ended June 30, 2022, international sales were approximately $16.7 million, representing a decrease of $1.2 million over the corresponding period in 2021, primarily as a result of reduced distributor sales in the Asia-Pacific region. Domestic sales were $9.8 million in the second quarter of 2022, reflecting an increase of $0.7 million compared to the corresponding period in 2021. The increase in domestic sales was primarily attributable to strong key account sales.
Gross profit
Gross profit as a percentage of net sales was 63.4% for the three months ended June 30, 2022, as compared to 66.1% for the three months ended June 30, 2021. The decrease in gross profit as a percentage of sales was due to shifts in channel mix, increased material costs as well as the impact of changing foreign exchange rates in the European Union.
Selling, general and administrative expense
Selling, general and administrative expense decreased $0.8 million quarter over quarter, with expense of $11.3 million, or 42.5% of net sales for the three months ended June 30, 2022 as compared to $12.1 million or 44.7% of net sales for the same period of 2021. The decrease in selling, general and administrative expense in the three months ended June 30, 2022 as compared to the comparable period in the prior year is due to favorable payroll expense and timing of marketing spend.
Segment operating income
Ergobaby had segment operating income of $3.5 million for the three months ended June 30, 2022, a decrease of $0.2 million compared to the same period in 2021, based on the factors noted above.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were $46.7 million, a decrease of $2.6 million, or 5.2%, compared to the same period in 2021. During the six months ended June 30, 2022, international sales were approximately $28.7 million, representing a decrease of $2.7 million over the corresponding period in 2021, primarily as a result of reduced distributor sales in the Asia-Pacific region. Domestic sales were $18.0 million in the first six months of 2022, reflecting an increase of $0.1 million compared to the corresponding period in 2021. The increase in domestic sales was primarily attributable to strong key account sales offset by lower Tula e-commerce sales and a one-time royalty payment in 2021.
Gross profit
Gross profit as a percentage of net sales was 62.0% for the six months ended June 30, 2022, as compared to 66.7% for the six months ended June 30, 2021. The decrease in gross profit as a percentage of sales was due to channel mix shifts, increased material costs as well as increased inbound freight (including air freight) as a result of supply chain shortages.

Selling, general and administrative expense
Selling, general and administrative expense decreased $1.3 million year over year, with expense of $21.7 million, or 46.5% of net sales for the six months ended June 30, 2022 as compared to $23.0 million or 46.6% of net sales for the same period of 2021. The decrease in selling, general and administrative expense in the six months ended June 30, 2022 as compared to the comparable period in the prior year is due to favorable payroll expenses.
Segment operating income
Ergobaby had segment operating income of $3.3 million for the six months ended June 30, 2022, a decrease of $2.4 million compared to the same period in 2021, based on the factors noted above.
Lugano
In the following results of operations, we provide comparative pro forma results of operations for Lugano for the three and six months ended June 30, 2021 as if we had acquired the business on January 1, 2021. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Lugano have been included in the consolidated results of operation from the date of acquisition in September 2021.

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
			Pro forma				Pro forma
Net sales	$39,065	100.0%	$22,943	100.0%	$86,084	100.0%	$52,383	100.0%
Gross profit	$19,647	50.3%	$10,758	46.9%	$43,079	50.0%	$25,933	49.5%
SG&A	$8,575	22.0%	$3,780	16.5%	$17,063	19.8%	$8,233	15.7%
Segment operating income	$9,644	24.7%	$5,550	24.2%	$23,250	27.0%	$14,846	28.3%
Pro forma results of operations include the following pro form adjustments as if we had acquired Lugano January 1, 2021:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.2 million for the three months ended June 30, 2021 and $0.4 million for the six months ended June 30, 2021.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Lugano of $1.2 million for the three months ended June 30, 2021 and $2.5 million for the six months ended June 30, 2021.
•Management fees that would have been payable to the Manager during each period.
Three months ended June 30, 2022 compared to Pro forma three months ended June 30, 2021
Net sales
Net sales for the quarter ended June 30, 2022 increased approximately $16.1 million, or 70.3%, to $39.1 million, compared to the corresponding quarter ended June 30, 2021. Lugano sells high-end jewelry primarily through retail salons in California, Florida, and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced an increase in sales as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of functions it has attended.
Gross profit
Gross profit as a percentage of net sales totaled approximately 50.3% and 46.9% for the quarters ended June 30, 2022 and June 30, 2021, respectively. In the current quarter, Lugano recorded $1.5 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the three months ended June 30, 2022 was 54.3%. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.

Selling, general and administrative expense
Selling, general and administrative expense was $8.6 million for the three months ended June 30, 2022 as compared to $3.8 million in selling, general and administrative expense in the three months ended June 30, 2021. Selling, general and administrative expense represented 22.0% of net sales in the three months ended June 30, 2022 and 16.5% of net sales for the same period of 2021. The increase in selling, general and administrative expense is primarily due to increased marketing spend and personnel costs. Lugano has increased its head count in the last year as it invests in additional professionals to support its growth.
Segment operating income
Segment operating income increased during the three months ended June 30, 2022 to $9.6 million, as compared to $5.6 million in the corresponding period in 2021. This increase was a result of the factors noted above.
Six months ended June 30, 2022 compared to Pro forma six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 increased approximately $33.7 million, or 64.3%, to $86.1 million, compared to the corresponding six months ended June 30, 2021. Lugano sells high-end jewelry primarily through retail salons in California, Florida, and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The sales in the first half of the prior year were still impacted by the effects of the COVID-19 pandemic which limited the number of events attended by Lugano and led to reduced net sales as compared to the current year. In the current year, Lugano has experienced an increase in sales as it has invested in building out its sales, marketing and event staff and increased the number of functions it has attended.
Gross profit
Gross profit as a percentage of net sales totaled approximately 50.0% and 49.5% for the six months ended June 30, 2022 and June 30, 2021, respectively. In the current year, Lugano recorded $2.3 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the six months ended June 30, 2022 was 52.8%. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $17.1 million for the six months ended June 30, 2022 as compared to $8.2 million in selling, general and administrative expense in the six months ended June 30, 2021. Selling, general and administrative expense represented 19.8% of net sales in the six months ended June 30, 2022 and 15.7% of net sales for the same period of 2021. Lugano has increased its head count in the last year as it invests in additional professionals to support its growth, and has expanded its investment in advertising and marketing spend during the current year.
Segment operating income
Segment operating income increased during the six months ended June 30, 2022 to $23.3 million, as compared to $14.8 million in the corresponding period in 2021. This increase was a result of the factors noted above.
Marucci Sports

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$27,636	100.0%	$24,640	100.0%	$79,728	100.0%	$61,288	100.0%
Gross profit	$12,612	45.6%	$12,375	50.2%	$35,958	45.1%	$34,163	55.7%
SG&A	$11,710	42.4%	$9,484	38.5%	$24,833	31.1%	$18,938	30.9%
Segment operating income (loss)	$(1,436)	(5.2)%	$1,180	4.8%	$6,449	8.1%	$11,687	19.1%

Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the three months ended June 30, 2022 were $27.6 million, an increase of $3.0 million as compared to net sales of $24.6 million for the three months ended June 30, 2021. The increase in net sales was due to Marucci's acquisition of Lizard Skins in the fourth quarter of 2021, as well as increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the quarter ended June 30, 2022 increased $0.2 million as compared to the three months ended June 30, 2021. Gross profit as a percentage of net sales for the three months ended June 30, 2022 was 45.6%, as compared to gross profit as a percentage of sales of 50.2% for the three months ended June 30, 2021. The decrease in gross profit as a percentage of net sales during the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2021, was primarily due to increased freight costs, as delays in Marucci's supply chain coupled with demand exceeding the company's forecast, led to increased use of air freight to meet increased demand from Marucci's customer base and product sales mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2022 was $11.7 million, or 42.4% of net sales compared to $9.5 million, or 38.5% of net sales for the three months ended March 31, 2021. The increase in selling, general and administrative expense for the three months ended June 30, 2022 partially correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci also incurred additional professional fees, personnel costs and marketing expenses in 2022 related to investments supporting growth.
Segment operating income (loss)
Segment operating loss for the three months ended June 30, 2022 was $1.4 million, a decrease of $2.6 million when compared to segment operating income of $1.2 million for the same period in 2021, primarily as a result of the factors noted above and an increase in amortization expense related to the Lizard Skins intangibles assets.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were $79.7 million, an increase of $18.4 million as compared to net sales of $61.3 million for the six months ended June 30, 2021. The increase in net sales was due to Marucci's acquisition of Lizard Skins in the fourth quarter of 2021, as well as increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the six months ended June 30, 2022 increased $1.8 million as compared to the six months ended June 30, 2021. Gross profit as a percentage of net sales for the six months ended June 30, 2022 was 45.1%, as compared to gross profit as a percentage of sales of 55.7% for the six months ended June 30, 2021. In the first quarter of 2022, Marucci recorded $1.5 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation of Lizard Skins. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the six months ended June 30, 2022 was 46.9%. The decrease in gross profit as a percentage of net sales during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, was primarily due to increased freight costs, as delays in Marucci's supply chain coupled with demand exceeding the company's forecast, led to increased use of air freight to meet increased demand from Marucci's customer base.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2022 was $24.8 million, or 31.1% of net sales compared to $18.9 million, or 30.9% of net sales for the six months ended June 30, 2021. The increase in selling, general and administrative expense for the six months ended June 30, 2022 correlates to the increase in net sales, including the Lizards Skins acquisition, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci has also incurred additional professional fees, personnel costs and marketing expenses in 2022 related to investments supporting growth.

Segment operating income
Segment operating income for the six months ended June 30, 2022 was $6.4 million, a decrease of $5.2 million when compared to income from operations of $11.7 million for the same period in 2021, primarily as a result of the factors noted above and an increase in amortization expense related to the Lizard Skins intangibles assets.
Velocity Outdoor

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$53,846	100.0%	$63,358	100.0%	$105,292	100.0%	$128,990	100.0%
Gross profit	$14,992	27.8%	$19,961	31.5%	$28,364	26.9%	$41,117	31.9%
SG&A	$7,155	13.3%	$8,453	13.3%	$15,051	14.3%	$16,167	12.5%
Segment operating income	$5,428	10.1%	$9,100	14.4%	$8,496	8.1%	$20,134	15.6%
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the three months ended June 30, 2022 were $53.8 million, a decrease of $9.5 million or 15.0%, compared to the same period in 2021. The decrease in net sales for the three months ended June 30, 2022 is primarily due to inflationary pressures impacting the demand for Airgun products along with supply chain constraints which have delayed new Archery product releases.
Gross profit
Gross profit for the quarter ended June 30, 2022 decreased $5.0 million as compared to the quarter ended June 30, 2021. Gross profit as a percentage of net sales decreased to 27.8% for the three months ended June 30, 2022 as compared to 31.5% in the three months ended June 30, 2021 due to product mix as Velocity sold more legacy products with lower margins versus new models at higher margins.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2022 was $7.2 million, or 13.3% of net sales compared to $8.5 million, or 13.3% of net sales for the three months ended June 30, 2021. The decrease in selling, general and administrative expense for the three months ended June 30, 2022 as compared to the prior period is driven by the decrease in net sales as spending on selling, general and administrative expense was down year-over-year driven by volume related expenses. We continue to invest in consumer marketing.
Segment operating income
Segment operating income for the three months ended June 30, 2022 was $5.4 million, a decrease of $3.7 million when compared to segment operating income of $9.1 million for the same period in 2021 based on the factors noted above.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were $105.3 million, a decrease of $23.7 million or 18.4%, compared to the same period in 2021. The decrease in net sales for the six months ended June 30, 2022 is primarily due to inflationary pressure impacting demand for Airgun products along with supply chain constraints which have delayed new Archery product releases.
Gross profit
Gross profit for the six months ended June 30, 2022 decreased $12.8 million as compared to the six months ended June 30, 2021. Gross profit as a percentage of net sales decreased to 26.9% for the six months ended June 30, 2022 as compared to 31.9% in the six months ended June 30, 2021 due to product mix as Velocity sold more legacy products with lower margins versus new models at higher margins.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2022 was $15.1 million, or 14.3% of net sales compared to $16.2 million, or 12.5% of net sales for the six months ended June 30, 2021. The increase in selling, general and administrative expense as a percentage of net sales for the six months ended June 30, 2022 as compared to the prior period is driven by the decrease in net sales as spending on selling, general and administrative expense was down year-over-year driven by volume related expenses. We continue to invest in consumer marketing.
Segment operating income
Segment operating income for the six months ended June 30, 2022 was $8.5 million, a decrease of $11.6 million when compared to segment operating income of $20.1 million for the same period in 2021 based on the factors noted above.
Niche Industrial Businesses
Altor Solutions

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$66,144	100.0%	$40,640	100.0%	$129,972	100.0%	$78,460	100.0%
Gross profit	$13,823	20.9%	$9,258	22.8%	$27,962	21.5%	$19,342	24.7%
SG&A	$5,285	8.0%	$3,469	8.5%	$11,005	8.5%	$7,206	9.2%
Segment operating income	$5,908	8.9%	$3,548	8.7%	$11,742	9.0%	$8,232	10.5%
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the quarter ended June 30, 2022 were $66.1 million, an increase of $25.5 million, or 62.8%, compared to the quarter ended June 30, 2021. The increase in net sales during the quarter was due to the acquisition of Plymouth Foam in October 2021, organic growth in Altor's appliance and cold chain customer sectors, and contractual and general increases in selling prices during the latter half of 2021 and the first half of 2022. Plymouth Foam sales for the quarter ended June 30, 2022 were $16.9 million.
Gross profit
Gross profit as a percentage of net sales was 20.9% and 22.8% for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended June 30, 2022, was primarily due to increases in the price of Altor's primary raw material, expanded polystyrene ("EPS"), and increased operating costs, particularly labor.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2022 was $5.3 million as compared to $3.5 million for the three months ended June 30, 2021, an increase of $1.8 million. The increase in selling, general and administrative expense in the second quarter of 2022 was due to the acquisition of Plymouth Foam.
Segment operating income
Segment operating income was $5.9 million in the three months ended June 30, 2022, an increase of $2.4 million as compared to the three months ended June 30, 2021, based on the factors noted above.

Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were $130.0 million, an increase of $51.5 million, or 65.7%, compared to the six months ended June 30, 2021. The increase in net sales during the six months ended June 30, 2022 was primarily due to the acquisition of Plymouth Foam in October 2021, organic growth in Altor's appliance and cold chain customer sectors, and contractual and general increases in selling prices during the latter half of 2021 and the first half of 2022. Plymouth Foam sales for the six months ended June 30, 2022 were $32.0 million.
Gross profit
Gross profit as a percentage of net sales was 21.5% and 24.7% for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross profit as a percentage of net sales in the six months ended June 30, 2022, was primarily due to increases in the price of Altor's primary raw material, expanded polystyrene ("EPS"), and increased operating costs, particularly labor. We expect gross profit as a percentage of net sales to improve in the near to intermediate term as we have contractual price increases planned and we expect raw material input costs to stabilize.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2022 was $11.0 million as compared to $7.2 million for the six months ended June 30, 2021, an increase of $3.8 million. The increase in selling, general and administrative expense in the first half of 2022 was due to the acquisition of Plymouth Foam.
Segment operating income
Segment operating income was $11.7 million in the six months ended June 30, 2022, an increase of $3.5 million as compared to the six months ended June 30, 2021, based on the factors noted above.
Arnold

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$38,777	100.0%	$32,556	100.0%	$76,942	100.0%	$65,041	100.0%
Gross profit	$12,275	31.7%	$8,562	26.3%	$22,257	28.9%	$17,935	27.6%
SG&A	$6,199	16.0%	$5,130	15.8%	$11,822	15.4%	$10,572	16.3%
Segment operating income	$5,325	13.7%	$2,497	7.7%	$8,613	11.2%	$5,493	8.4%
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the three months ended June 30, 2022 were approximately $38.8 million, an increase of $6.2 million compared to the same period in 2021. International sales were $11.3 million in the three months ended June 30, 2022 and $10.5 million in the three months ended June 30, 2021. The increase in net sales is primarily a result of increased demand in several markets including industrial and medical.
Gross profit
Gross profit for the three months ended June 30, 2022 was approximately $12.3 million compared to approximately $8.6 million in the same period of 2021. Gross profit as a percentage of net sales increased to 31.7% for the quarter ended June 30, 2022 from 26.3% in the quarter ended June 30, 2021 principally due to increased volume, favorable product mix and improved operational efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended June 30, 2022 was $6.2 million, an increase in expense of approximately $1.1 million compared to $5.1 million for the three months ended June 30, 2021. Selling, general and administrative expense was 16.0% of net sales in the three months ended June 30, 2022 and 15.8% in the three months ended June 30, 2021. The increase in selling general and administrative expense was due primarily to increased staffing related costs and increased travel and commission expenses.

Segment operating income
Segment operating income for the three months ended June 30, 2022 was approximately $5.3 million, an increase of $2.8 million when compared to the same period in 2021, as a result of the factors noted above.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were approximately $76.9 million, an increase of $11.9 million compared to the same period in 2021. International sales were $23.3 million in the six months ended June 30, 2022 and $21.6 million in the six months ended June 30, 2021. The increase in net sales is primarily a result of increased demand in several markets including industrial and transportation, driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.
Gross profit
Gross profit for the six months ended June 30, 2022 was approximately $22.3 million compared to approximately $17.9 million in the same period of 2021. Gross profit as a percentage of net sales increased to 28.9% for the six months ended June 30, 2022 from 27.6% in the six months ended June 30, 2021 principally due to increased volume, favorable product mix and improved operational efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the six months ended June 30, 2022 was $11.8 million, an increase in expense of approximately $1.3 million compared to $10.6 million for the six months ended June 30, 2021. Selling, general and administrative expense was 15.4% of net sales in the six months ended June 30, 2022 and 16.3% in the six months ended June 30, 2021. The increase in selling general and administrative expense was due primarily to increased staffing related costs driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021, and increased travel and commission expenses.
Segment operating income
Segment operating income for the six months ended June 30, 2022 was approximately $8.6 million, an increase of $3.1 million when compared to the same period in 2021, as a result of the factors noted above.
Sterno

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Net sales	$84,189	100.0%	$89,257	100.0%	$161,109	100.0%	$166,571	100.0%
Gross profit	$20,101	23.9%	$19,161	21.5%	$34,597	21.5%	$35,441	21.3%
SG&A	$7,880	9.4%	$8,205	9.2%	$15,074	9.4%	$15,823	9.5%
Segment operating income	$7,954	9.4%	$6,578	7.4%	$10,988	6.8%	$10,862	6.5%
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Net sales
Net sales for the three months ended June 30, 2022 were approximately $84.2 million, a decrease of $5.1 million, or 5.7%, compared to the same period in 2021. The net sales variance reflects lower sales at Rimports due to changes in consumer discretionary buying behaviors as a result of inflationary pressures, partially offset by strong sales at Sterno with increased spending in travel, entertainment, weddings and conventions.
Gross profit
Gross profit as a percentage of net sales increased from 21.5% for the three months ended June 30, 2021 to 23.9% for the three months ended June 30, 2022. The increase in gross profit percentage in the second quarter of 2022 as compared to the second quarter of 2021 was primarily attributable to the impact of selective price increases, higher margin sales mix, plus the effect of absorbing fixed overhead across higher sales volume at Sterno Products.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2022 was approximately $7.9 million as compared to $8.2 million for the three months ended June 30, 2021, a decrease of $0.3 million reflecting lower salaries and bonus in the current quarter. Selling, general and administrative expense represented 9.4% of net sales for the three months ended June 30, 2022 and 9.2% for the three months ended June 30, 2021.
Segment operating income
Segment operating income for the three months ended June 30, 2022 was approximately $8.0 million, an increase of $1.4 million compared to the three months ended June 30, 2021 based on the factors noted above.
Six months ended June 30, 2022 compared to six months ended June 30, 2021
Net sales
Net sales for the six months ended June 30, 2022 were approximately $161.1 million, a decrease of $5.5 million, or 3.3%, compared to the same period in 2021. The net sales variance reflects softer sales at Rimports due to change in discretionary consumer buying behaviors due to inflation pressures, partially offset by strong sales at Sterno with increased business travel and conventions.
Gross profit
Gross profit as a percentage of net sales increased from 21.3% for the six months ended June 30, 2021 to 21.5% for the same period ended June 30, 2022. The increase in gross profit percentage in the first half of 2022 as compared to the first half of 2021 was primarily attributable to the impact of selective price increases, higher margin sales mix, plus the effect of absorbing fixed overhead across higher sales volume at Sterno Product.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2022 was approximately $15.1 million as compared to $15.8 million for the six months ended June 30, 2021, a decrease of $0.7 million reflecting lower salaries and bonus in the current period. Selling, general and administrative expense represented 9.4% of net sales for the six months ended June 30, 2022 and 9.5% for the six months ended June 30, 2021.
Segment operating income
Segment operating income for the six months ended June 30, 2022 was approximately $11.0 million, an increase of $0.1 million compared to the six months ended June 30, 2021 based on the factors noted above.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2021 Credit Facility (as amended and restated in July 2022, the 2022 Credit Facility) to fund our operating, investing and financing activities. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of June 30, 2022, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Senior Notes, and $300 million of indebtedness associated with our 5.000% 2032 Senior Notes. There are no required quarterly principal payments on our 2029 Senior Notes or 2032 Senior Notes. Long-term debt liquidity requirements consist of the payment in full of our Senior Notes upon their respective maturity dates.
Subsequent to the end of the quarter, on July 12, 2022, we entered into a Third Amended and Restated Credit Agreement (the "2022 Credit Facility") to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million (the "2022 Revolving Credit Facility") and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the maturity date of loans advanced under the Revolving Credit Facility. The 2022 Credit Facility also provides for a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. The 2022 Term Loan was advanced in full at closing and we used the Term Loan proceeds and a draw on the 2022 Credit Facility to complete our acquisition of PrimaLoft for a purchase price of approximately $530 million.
At June 30, 2022, we had approximately $102.7 million of cash and cash equivalents on hand, a decrease of $54.4 million as compared to the year ended December 31, 2021. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. The change in cash and cash equivalents is as follows:
Operating Activities:

	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Cash provided by (used in) operating activities	$(35,337)	$109,434

For the six months ended June 30, 2022, cash flows used in operating activities totaled approximately $35.3 million, which represents a $144.8 million decrease compared to cash provided by operating activities of $109.4 million during the six-month period ended June 30, 2021. Cash used in operating activities for working capital for the six months ended June 30, 2022 was $159.2 million, as compared to cash used in operating activities for working capital of $2.3 million for the six months ended June 30, 2021. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter. In the fourth quarter of 2021 and the first quarter of 2022, several of our businesses increased inventory levels to combat supply chain issues given longer lead times. The increase in cash used in operating activities for working capital in 2022 also reflects the acquisition of Lugano in the third quarter of the prior year. Lugano has used significant cash to build inventory to support its sales growth.
Investing Activities:

	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Cash used in investing activities	$(22,238)	$(52,696)

Cash flows used in investing activities for the six months ended June 30, 2022 totaled $22.2 million, compared to cash used in investing activities of $52.7 million in the same period of 2021. In 2022, we received approximately $6.9 million in proceeds related to the sale of our Clean Earth business in 2019 and Liberty in 2021, and also completed a small add-on acquisition at our Altor subsidiary. In the prior year, our investing activities reflect an add-on acquisition at our Arnold subsidiary for $34.3 million. Capital expenditures spend increased $8.3 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, with $24.4 million in capital expenditures in 2022 and $16.1 million in capital expenditures in 2021. We expect capital expenditures for the full year of 2022 to be approximately $55 million to $65 million, with a majority of this spend falling in the latter half of the year.
Financing Activities:

	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Cash provided by (used in) used in financing activities	$3,597	$(17,323)

Cash flows provided by financing activities totaled approximately $3.6 million during the six months ended June 30, 2022 compared to cash flows used in financing activities of $17.3 million during the six months ended June 30, 2021. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Senior Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Senior Notes. Financing activities in both periods reflect the payment of our common and preferred share distributions. In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At The Market program pursuant to which we may sell common shares of the Trust. We received $62.2 million in net cash proceeds from the sale of Trust common shares under this program in the current year. During the six months ended June 30, 2021, we made a distribution to the Allocation Member of $5.2 million related to the five-year holding event of our Liberty and Ergobaby business.
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
In the first quarter of 2022, we amended the 5.11 and Lugano intercompany credit agreements. The 5.11 amendment increased the capital expenditure allowable under the credit agreement to account for additional growth capital expenditure opportunities primarily related to retail expansion, and amended the financial covenants to reflect the increased allowable expenditure. The Lugano amendment increased the amount available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Lugano intercompany credit agreement again in the second quarter of 2022 to increase the amount in available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2022.

As of June 30, 2022, we had the following outstanding loans due from each of our businesses:

(in thousands)
5.11	$175,368
BOA	94,245
Ergobaby	86,477
Lugano	198,073
Marucci	85,349
Velocity Outdoor	116,722
Advanced Circuits (1)	73,631
Altor	135,962
Arnold	70,002
Sterno	194,665
Total intercompany debt	$1,230,494
Corporate and eliminations	(1,230,494)
Total	$—

(1) In October 2021, the LLC entered into a merger agreement to sell all of the outstanding securities of Advanced Circuits. Advanced Circuits has been presented as held-for-sale at June 30, 2022.
Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our subsidiaries. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our applicable credit facility and interest on our Senior Notes; (iii) payments to CGM due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
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
We had $597.7 million in net availability under the 2021 Revolving Credit Facility at June 30, 2022. The outstanding borrowings under the 2021 Revolving Credit Facility include $2.3 million of outstanding letters of credit at June 30, 2022.
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the maturity date of loans advanced under the Revolving Credit Facility. The 2022 Credit Facility also provides for a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date.

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
The following table reflects required and actual financial ratios as of June 30, 2022 included as part of the affirmative covenants in our 2021 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	4.44:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.00:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	2.98:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2022	2021
Interest on credit facilities	$40	$1,584
Interest on Senior Notes	33,750	26,395
Unused fee on Revolving Credit Facility	1,050	743
Amortization of bond premium	—	(83)
Other interest expense	124	115
Interest income	(26)	(2)
Interest expense, net	$34,938	$28,752

The following table provides the effective interest rate of the Company’s outstanding long-term debt at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	4.89%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.29%	300,000
Unamortized debt issuance costs		(14,253)		(15,174)
Long-term debt		$1,285,747		$1,284,826

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
Reconciliation of Net income (loss) from continuing operations to EBITDA, Adjusted EBITDA and Net income (loss) to Adjusted Earnings
EBITDA – EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), loss on debt extinguishment, depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) noncontrolling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership; and (iv) items of other income or expense that are material to a subsidiary and non-recurring in nature.
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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations (1)	$(24,771)	$9,635	28,187	$125	$13,776	$4,144	$3,147	$4,384	$3,742	$2,540	$44,909
Adjusted for:
Provision for income taxes	(4,338)	3,093	5,043	842	4,697	1,212	956	2,102	2,231	270	16,108
Interest expense, net	34,834	10	(12)	2	9	10	72	—	13	—	34,938
Intercompany interest	(39,735)	5,998	3,826	2,263	4,578	2,837	3,990	5,023	2,545	8,675	—
Depreciation and amortization	637	11,038	10,768	4,028	5,302	7,054	6,561	8,130	4,129	10,203	67,850
EBITDA	(33,373)	29,774	47,812	7,260	28,362	15,257	14,726	19,639	12,660	21,688	163,805
Other (income) expense	—	(616)	95	4	2	(1,828)	183	109	—	(722)	(2,773)
Noncontrolling shareholder compensation	—	829	1,268	792	444	552	502	535	25	414	5,361
Acquisition expenses	—	—	—	—	—	—	—	216	—	—	216
Integration services fee	—	—	—	—	1,125	—	—	—	—	—	1,125
Other	—	—	—	250	—	1,802	—	—	—	777	2,829
Adjusted EBITDA	$(33,373)	$29,987	$49,175	$8,306	$29,933	$15,783	$15,411	$20,499	$12,685	$22,157	$170,563

(1) Net income does not include income from discontinued operations for the six months ended June 30, 2022.

Adjusted EBITDA
Six months ended June 30, 2021
	Corporate	5.11	BOA	Ergobaby	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations (1)	$(57,916)	$9,095	$12,652	$3,602	$7,250	$10,589	$3,298	$1,594	$1,310	$(8,526)
Adjusted for:
Provision (benefit) for income taxes	—	3,027	1,465	1,028	2,289	3,047	1,531	1,004	260	13,651
Interest expense, net	28,651	7	—	—	4	90	—	—	—	28,752
Intercompany interest	(31,825)	5,783	4,362	1,073	1,193	3,684	3,418	2,815	9,497	—
Loss on debt extinguishment	33,305	—	—	—	—	—	—	—	—	33,305
Depreciation and amortization	459	10,894	9,884	4,327	4,222	6,328	5,816	3,817	10,591	56,338
EBITDA	(27,326)	28,806	28,363	10,030	14,958	23,738	14,063	9,230	21,658	123,520
Other (income) expense	149	(301)	80	—	892	2,613	(133)	—	(430)	2,870
Noncontrolling shareholder compensation	—	1,287	1,083	807	551	524	513	8	583	5,356
Acquisition expenses	—	—	—	—	—	—	—	310	—	310
Integration services fee	—	—	2,200	—	1,000	—	—	—	—	3,200
Other	898	—	—	—	—	(2,300)	—	—	333	(1,069)
Adjusted EBITDA (2)	$(26,279)	$29,792	$31,726	$10,837	$17,401	$24,575	$14,443	$9,548	$22,144	$134,187

(1) Net income (loss) does not include income from discontinued operations for the six months ended June 30, 2021.
(2) As a result of the sale of Liberty Safe in August 2021 and the classification of Advanced Circuits as held for sale at June 30, 2022, Adjusted EBITDA for the six months ended June 30, 2021 does not include $12.7 million in Adjusted EBITDA from Liberty and $13.4 million in Adjusted EBITDA from Advanced Circuits.

Reconciliation of Net income (loss) to Adjusted earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to net income (loss), which we consider to be the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Six months ended June 30,
	2022	2021
Net income	$60,697	$10,745
Gain on sale of discontinued operations, net of tax	5,414	—
Income from discontinued operations, net of tax	10,374	19,271
Net income (loss) from continuing operations	$44,909	$(8,526)
Less: income from continuing operations attributable to noncontrolling interest	8,572	3,870
Net income (loss) attributable to Holdings - continuing operations	$36,337	$(12,396)
Adjustments:
Distributions paid - preferred shares	(12,091)	(12,091)
Amortization expense - intangibles and inventory step up	45,837	37,426
Loss on debt extinguishment	—	33,305
Stock compensation	5,361	5,356
Acquisition expenses	216	310
Integration Services Fee	1,125	3,200
Held for Sale corporate tax impact	(4,338)	—
Other	2,829	(1,069)
Adjusted earnings	$75,276	$54,041
Plus (less):
Depreciation expense	20,282	17,503
Income tax provision	16,108	13,652
Interest expense	34,938	28,752
Amortization of debt issuance costs	1,731	1,408
Income from continuing operations attributable to noncontrolling interest	8,572	3,870
Distributions paid - preferred shares	12,091	12,091
Other	(2,773)	2,870
Adjusted EBITDA	$170,563	$134,187

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter produce the highest net sales during our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. At June 30, 2022 and March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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
For the three and six months ended June 30, 2022 and 2021, the Company incurred the following management fees to CGM, by entity:

	Three months ended June 30,		Six Months ended June 30,
(in thousands)	2022	2021	2022	2021
5.11	$250	$250	$500	$500
BOA	250	250	500	500
Ergobaby	125	125	250	250
Lugano	188	n/a	375	n/a
Marucci	125	125	250	250
Velocity	125	125	250	250
Altor	188	188	375	375
Arnold Magnetics	125	125	250	250
Sterno	125	125	250	250
Corporate	13,400	9,745	26,337	19,231
	$14,901	$11,058	$29,337	$21,856
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
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.5 million and $0.8 million during the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.8 million during the three and six months ended June 30, 2021, respectively in inventory from the vendor.

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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $15.9 million and $31.1 million in purchases from this supplier during the three and six months ended June 30, 2022, respectively and $11.8 million and $21.6 million during the three and six months ended June 30, 2021, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2022. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of June 30, 2022.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Third Amended and Restated Credit Agreement among Compass Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022).

99.1	Stock Purchase Agreement, dated June 4, 2022, between VP PrimaLoft Holdings, LLC and Relentless Intermediate, Inc. (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on June 6, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2022	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2022	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Credit Agreement among Compass Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022).

99.1	Stock Purchase Agreement, dated June 4, 2022, between VP PrimaLoft Holdings, LLC and Relentless Intermediate, Inc. (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on June 6, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.