Form 10-Q
period 2022-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2022-11-03
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 28, 2022, there were 72,202,729 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2022

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
•the “Manager” refer to Compass Group Management LLC (“CGM”);
•the "Trust Agreement" refer to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021;
•the "2022 Credit Facility" refer to the third amended and restated credit agreement entered into on July 12, 2022 among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (the "agent")
•the "2022 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2022 Credit Facility that matures in 2027;
•the "2022 Term Loan" refer to the $400 million term loan provided by the 2022 Credit Facility;
•the "2021 Credit Facility" refer to the second amended and restated credit agreement entered into on March 23, 2021 among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto;
•the "2021 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2021 Credit Facility that matured in 2026;
•the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto, which was subsequently amended and restated by the 2021 Credit Facility;
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, adjusted earnings, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our planned capital expenditures. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2022, as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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
•our ability to successfully operate our subsidiary businesses on a combined basis, and to effectively integrate and improve future acquisitions;
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
•the legal and regulatory environment in which our subsidiaries operate;
•trends in the industries in which our subsidiaries operate;
•changes in general economic, political or business conditions or economic, political or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;
•risks associated with possible disruption in operations or the economy generally due to terrorism or natural disaster or social, civil or political unrest;
•environmental risks affecting the business or operations of our subsidiaries;
•our and CGM’s ability to retain or replace qualified employees of our subsidiaries and CGM;
•the impact of the tax reclassifications of the Trust;
•costs and effects of legal and administrative proceedings, settlements, investigations and claims; and
•extraordinary or force majeure events affecting the business or operations of our subsidiary businesses.
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,252	$160,733
Accounts receivable, net	326,266	277,710
Inventories, net	725,902	565,743
Prepaid expenses and other current assets	81,130	57,006
Total current assets	1,194,550	1,061,192
Property, plant and equipment, net	193,749	186,477
Goodwill	1,194,251	882,083
Intangible assets, net	1,096,020	872,690
Other non-current assets	162,727	141,819
Total assets	$3,841,297	$3,144,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$100,511	$124,203
Accrued expenses	211,633	190,348
Due to related party	15,368	12,802
Current portion, long-term debt	10,000	—
Other current liabilities	39,378	34,269
Total current liabilities	376,890	361,622
Deferred income taxes	153,202	97,763
Long-term debt	1,784,365	1,284,826
Other non-current liabilities	134,857	115,520
Total liabilities	2,449,314	1,859,731

Commitments and contingencies

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at September 30, 2022 and December 31, 2021
Series A preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at September 30, 2022 and December 31, 2021	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 72,203 shares issued and outstanding at September 30, 2022 and 68,738 issued and outstanding at December 31, 2021	1,207,082	1,123,193
Accumulated other comprehensive loss	(2,593)	(1,028)
Accumulated deficit	(336,842)	(314,267)
Total stockholders’ equity attributable to Holdings	1,171,565	1,111,816
Noncontrolling interest	220,418	172,714
Total stockholders’ equity	1,391,983	1,284,530
Total liabilities and stockholders’ equity	$3,841,297	$3,144,261
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net revenues	$597,607	$488,158	$1,669,123	$1,372,266
Cost of revenues	358,291	296,027	996,210	818,307
Gross profit	239,316	192,131	672,913	553,959
Operating expenses:
Selling, general and administrative expense	148,700	118,818	403,428	337,815
Management fees	16,717	12,398	46,304	34,504
Amortization expense	25,152	19,056	67,191	56,502
Operating income	48,747	41,859	155,990	125,138
Other income (expense):
Interest expense, net	(22,799)	(13,855)	(57,737)	(42,607)
Amortization of debt issuance costs	(1,004)	(759)	(2,735)	(2,167)
Loss on debt extinguishment	(534)	—	(534)	(33,305)
Other income (expense), net	(2,141)	1,031	606	(1,906)
Income from continuing operations before income taxes	22,269	28,276	95,590	45,153
Provision for income taxes	21,163	9,556	39,201	24,662
Income from continuing operations	1,106	18,720	56,389	20,491
Income (loss) from discontinued operations, net of income taxes	—	(1,309)	—	7,665
Gain on sale of discontinued operations, net of income taxes	1,479	72,745	6,893	72,745
Net income	2,585	90,156	63,282	100,901
Less: Net income from continuing operations attributable to noncontrolling interest	4,359	2,201	14,927	7,915
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	—	(145)	—	522
Net income (loss) attributable to Holdings	$(1,774)	$88,100	$48,355	$92,464

Amounts attributable to Holdings
Income (loss) from continuing operations	$(3,253)	$16,519	$41,462	$12,576
Income (loss) from discontinued operations, net of income tax	—	(1,164)	—	7,143
Gain on sale of discontinued operations, net of income tax	1,479	72,745	6,893	72,745
Net income (loss) attributable to Holdings	$(1,774)	$88,100	$48,355	$92,464

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.23)	$(0.13)	$0.10	$(0.46)
Discontinued operations	0.02	1.10	0.10	1.23
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$(0.21)	$0.97	$0.20	$0.77

Basic weighted average number of shares of common shares outstanding	71,910	65,008	70,514	64,936

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$1.24	$0.75	$1.96

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$2,585	$90,156	$63,282	$100,901
Other comprehensive income (loss)
Foreign currency translation adjustments	(2,144)	(1,339)	(3,620)	(734)
Pension benefit liability, net	216	(16)	2,055	885
Other comprehensive income (loss)	(1,928)	(1,355)	(1,565)	151
Total comprehensive income, net of tax	$657	$88,801	61,717	101,052
Less: Net income attributable to noncontrolling interests	4,359	2,056	14,927	8,437
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(30)	7	(32)	30
Total comprehensive income (loss) attributable to Holdings, net of tax	$(3,672)	$86,738	$46,822	$92,585

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — July 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(270,671)	$50	$1,041,861	$126,619	$4,517	$1,172,997
Net income (loss)	—	—	—	—	88,100	—	88,100	2,201	(145)	90,156
Total comprehensive loss, net	—	—	—	—	—	(1,355)	(1,355)	—	—	(1,355)
Issuance of Trust common shares	—	—	—	18,522	—	—	18,522	—	—	18,522
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	2,892	3	2,895
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	837	—	837
Purchase of noncontrolling interest	—	—	—	—	(8,632)	—	(8,632)	(40,458)	—	(49,090)
Acquisition of Lugano	—	—	—	—	—	—	—	68,000	—	68,000
Disposition of Liberty	—	—	—	—	—	—	—	—	(4,375)	(4,375)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Distributions paid - Allocation interests	—	—	—	—	(12,075)	—	(12,075)	—	—	(12,075)
Distributions paid - Trust Common Shares	—	—	—	—	(80,476)	—	(80,476)	—	—	(80,476)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — September 30, 2021	$96,417	$96,504	$110,997	$1,027,086	$(289,799)	$(1,305)	$1,039,900	$158,816	$—	$1,198,716

Balance — July 1, 2022	$96,417	$96,504	$110,997	$1,185,348	$(311,092)	$(665)	$1,177,509	$177,337	$—	$1,354,846
Net income (loss)	—	—	—	—	(1,774)	—	(1,774)	4,359	—	2,585
Total comprehensive loss, net	—	—	—	—	—	(1,928)	(1,928)	—	—	(1,928)
Issuance of Trust common shares	—	—	—	21,734	—	—	21,734	—	—	21,734
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	3,241	—	3,241
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	642	—	642
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(424)	—	(424)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid - Trust Common Shares	—	—	—	—	(17,931)	—	(17,931)	—	—	(17,931)
Distributions paid - Trust Preferred Shares	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — September 30, 2022	$96,417	$96,504	$110,997	$1,207,082	$(336,842)	$(2,593)	$1,171,565	$220,418	$—	$1,391,983

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C
Balance — January 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$(211,002)	$(1,456)	$1,100,024	$116,288	$3,836	$1,220,148
Net income	—	—	—	—	92,464	—	92,464	7,915	522	100,901
Total comprehensive income, net	—	—	—	—	—	151	151	—	—	151
Issuance of Trust common shares	—	—	—	18,522	—	—	18,522	—	—	18,522
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	8,496	17	8,513
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	1,222	—	1,222
Purchase of noncontrolling interest	—	—	—	—	(8,632)	—	(8,632)	(41,830)	—	(50,462)
Acquisition of Lugano	—	—	—	—	—	—	—	68,000	—	68,000
Disposition of Liberty	—	—	—	—	—	—	—		(4,375)	(4,375)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Distributions paid - Allocation interests	—	—	—	—	(17,289)	—	(17,289)	—	—	(17,289)
Distributions paid - Trust Common Shares	—	—	—	—	(127,204)	—	(127,204)	—	—	(127,204)
Distributions paid - Trust Preferred Shares	—	—	—	—	(18,136)	—	(18,136)	—	—	(18,136)
Balance — September 30, 2021	$96,417	$96,504	$110,997	$1,027,086	$(289,799)	$(1,305)	$1,039,900	$158,816	$—	$1,198,716

Balance — January 1, 2022	$96,417	$96,504	$110,997	$1,123,193	$(314,267)	$(1,028)	$1,111,816	$172,714	$—	$1,284,530
Net income	—	—	—	—	48,355	—	48,355	14,927	—	63,282
Total comprehensive loss, net	—	—	—	—	—	(1,565)	(1,565)	—	—	(1,565)
Issuance of Trust common shares	—	—	—	83,889	—	—	83,889	—	—	83,889
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	8,851	—	8,851
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	1,082	—	1,082
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,127)	—	(1,127)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Distributions paid - Trust Common Shares	—	—	—	—	(52,794)	—	(52,794)	—	—	(52,794)
Distributions paid - Trust Preferred Shares	—	—	—	—	(18,136)	—	(18,136)	—	—	(18,136)
Balance — September 30, 2022	$96,417	$96,504	$110,997	$1,207,082	$(336,842)	$(2,593)	$1,171,565	$220,418	$—	$1,391,983
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$63,282	$100,901
Income from discontinued operations	—	7,665
Gain on sale of discontinued operations	6,893	72,745
Income from continuing operations	56,389	20,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	32,589	28,896
Amortization expense - intangibles	67,191	56,502
Amortization expense - inventory step-up	4,899	—
Amortization of debt issuance costs	2,735	2,084
Noncontrolling stockholder stock based compensation	8,851	8,496
Provision for receivable and inventory reserves	1,143	4,366
Deferred taxes	8,207	2,587
Loss on debt extinguishment	534	33,305
Other	703	541
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(45,200)	(20,555)
Inventories	(160,717)	(48,532)
Other current and non-current assets	(16,590)	(6,957)
Accounts payable and accrued expenses	(657)	61,324
Cash (used in) provided by operating activities - continuing operations	(39,923)	142,548
Cash provided by operating activities - discontinued operations	—	4,600
Cash (used in) provided by operating activities	(39,923)	147,148
Cash flows from investing activities:
Acquisitions, net of cash acquired	(564,885)	(302,110)
Purchases of property and equipment	(39,683)	(28,001)
Proceeds from sale of businesses	6,893	101,014
Other investing activities	(1,276)	(791)
Cash used in investing activities - continuing operations	(598,951)	(229,888)
Cash provided by investing activities - discontinued operations	—	27,459
Cash used in investing activities	(598,951)	(202,429)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	83,889	18,522
Borrowings under credit facility	169,000	365,000
Repayments under credit facility	(56,000)	(538,000)
Issuance of Term Loan	400,000	—
Principal Payments - Term Loan	(2,500)	—
Proceeds from issuance of Senior Notes	—	1,000,000
Redemption of Senior Notes	—	(627,688)
Distributions paid - common shares	(52,794)	(127,204)
Distributions paid - preferred shares	(18,136)	(18,136)
Distributions paid - allocation interests	—	(17,289)
Distributions paid to noncontrolling shareholders	(11,292)	(1,275)
Net proceeds provided by noncontrolling shareholders	1,082	1,222
Net proceeds provided by noncontrolling shareholders - acquisitions	35,263	68,000
Purchase of noncontrolling interest	(1,127)	(50,462)
Debt issuance costs	(5,276)	(17,389)
Other	19	(429)
Net cash provided by financing activities	542,128	54,872
Foreign currency impact on cash	(2,735)	(96)
Net decrease in cash and cash equivalents	(99,481)	(505)
Cash and cash equivalents — beginning of period (1)	160,733	70,744
Cash and cash equivalents — end of period	$61,252	$70,239
(1) Includes cash from discontinued operations of $4.3 million at January 1, 2021.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2022

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
The LLC is a controlling owner of eleven businesses, or reportable operating segments, at September 30, 2022. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Diamonds & Jewelry, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci Sports" or "Marucci"), PrimaLoft Technologies Holdings, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and The Sterno Group, LLC ("Sterno"). Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a Management Services Agreement ("MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2022 and September 30, 2021 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Discontinued Operations
On October 13, 2021, the LLC, as the Sellers Representative of the holders of stock and options of Advanced Circuits, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the "AC Agreement") with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer would acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). The AC Merger was conditioned on, among other things, the closing of a business combination between AC Buyer and a publicly traded special purpose acquisition company (a “SPAC”). In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). The AC Agreement also provided that the AC Agreement could be terminated in the event closing of the AC Merger did not occur prior to January 27, 2022 (the "End Date").A description of the AC Merger Agreement was included in the Current Report on Form 8-K filed by the Company on October 14, 2021. Advanced Circuits was initially classified as held for sale in the consolidated financial statements as of December 31, 2021.
Due to a delay in closing the SPAC Transaction, the AC Merger did not close on or before the End Date. Because of the delay in closing the SPAC Transaction, on July 29, 2022, the LLC and Advanced Circuits provided the notice of termination of the AC Agreement to AC Buyer. No termination penalties were incurred by either party in connection with the termination of the AC Agreement. The termination of the AC Agreement occurred in the third quarter of 2022 and, in accordance with applicable accounting guidance, Advanced Circuits was reclassified to continuing operations beginning in the quarter ended September 30, 2022.
The Company completed the sale of Liberty Safe Holding Corporation ("Liberty") during the third quarter of 2021. The results of operations of Liberty are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended September 30, 2021. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
Note B — Acquisitions
The acquisitions of our businesses are accounted for under the acquisition method of accounting. For each platform acquisition, the Company typically structures the transaction so that a newly created holding company acquires 100% of the equity interests in the acquired business. The entirety of the purchase consideration is paid by the newly created holding company to the selling shareholders. The total purchase consideration is the amount paid to the selling shareholders and we will, from time to time, allow the selling shareholder to reinvest a portion of their proceeds alongside the Company at the same price per share, into the holding company that acquires the target business. Once the acquisition is complete, the selling shareholders no longer hold equity interests in the acquired company, but rather hold noncontrolling interest in the holding company that acquired the target business. Because the selling shareholders are investing in the transaction alongside the Company at the same price per share as the Company and are not retaining their existing equity in the acquired business, the Company includes the amount provided by noncontrolling shareholders in the total purchase consideration.
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level, typically through our existing credit facility. The debt capital is in the form of “intercompany loans” made by the LLC to the newly created holding company and the acquired business and are due from the newly created holding company and the acquired business, and payable to the LLC by the newly created holding company and the acquired business. The selling shareholders of the acquired businesses are not a party to the intercompany loan agreements nor do they have any obligation to repay the intercompany loans. These intercompany loans eliminate in consolidation and are not reflected on the Company's consolidated balance sheets.
Acquisition of PrimaLoft Technologies, Inc.
On July 12, 2022, the LLC, through its newly formed acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("PrimaLoft Seller"). The Company acquired PrimaLoft for a total purchase price, including proceeds from noncontrolling shareholders and net of transaction costs, of approximately $539.6 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its 2022 Revolving Credit Facility and the proceeds from its new $400 million 2022 Term Loan Facility. PrimaLoft management invested in the transaction along with the Company, representing 9.2% of the initial equity interest in PrimaLoft. Concurrent with the closing, the Company provided a credit facility to PrimaLoft pursuant to which a secured revolving loan commitment and secured term loan were made available to PrimaLoft (the "PrimaLoft Credit Agreement"). The initial revolving loan and term loan commitments under these facilities on the closing date were $178 million. CGM will receive integration service fees of $4.8 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended September 30, 2022. The Company incurred $5.7 million of transaction costs in conjunction with the PrimaLoft acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2022.
PrimaLoft, Inc. is a branded, advanced material technology company based in Latham, New York and is focused on the research and innovative development of high-performance material solutions, specializing in insulations and fabrics.
The results of operations of PrimaLoft have been included in the consolidated results of operations since the date of acquisition. PrimaLoft's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the preliminary recording of the fair value of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
Purchase Consideration	$539,576	$—	$539,576

Fair value of identifiable assets acquired:
Cash	$6,951	$—	$6,951
Accounts receivable (1)	2,992	—	2,992
Inventory	1,991	—	1,991
Property, plant and equipment	1,058	—	1,058
Intangible assets	248,200	—	248,200
Other current and noncurrent assets	3,581	—	3,581
Total identifiable assets	264,773	—	264,773

Fair value of liabilities assumed:
Current liabilities	8,865	—	8,865
Other liabilities	360	—	360
Deferred tax liabilities	51,268	—	51,268
Total liabilities	60,493	—	60,493

Net identifiable assets acquired	204,280	—	204,280

Goodwill	$335,296	$—	$335,296

Acquisition consideration
Purchase price	$530,000	$—	$530,000
Cash acquired	7,319	—	7,319
Net working capital adjustment	2,257	—	2,257
Total purchase consideration	$539,576	$—	$539,576
(1) The fair value of accounts receivable approximates book value acquired.
The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued at fair value which approximates book value and will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $335.3 million reflects the strategic fit of PrimaLoft in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The purchase accounting for PrimaLoft is expected to be finalized in the fourth quarter of 2022.
The intangible assets recorded related to the PrimaLoft acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Customer relationships	$170,000	15 years
Tradename	48,200	20 years
Technology	29,500	11 years
In-process research and development (1)	500	N/a
	$248,200
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
The customer relationships were considered the primary intangible asset and was valued at $170.0 million using a multi-period excess earnings method. The technology was valued at $29.5 million using a multi-period excess earnings methodology with an assumed obsolescence factor. The tradename was valued at $48.2 million using a multi period excess earnings method. The multi period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
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
The results of operations of Lugano have been included in the consolidated results of operations since the date of acquisition. Lugano's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of the fair value of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase Consideration	$267,554	$(2,420)	$265,134

Fair value of identifiable assets acquired:
Cash	$1,433	$—	$1,433
Accounts receivable (1)	20,954	—	20,954
Inventory	85,794	9,419	95,213
Property, plant and equipment	2,743	392	3,135
Intangible assets	—	82,454	82,454
Other current and noncurrent assets	4,979	4,114	9,093
Total identifiable assets	115,903	96,379	212,282

Fair value of liabilities assumed:
Current liabilities	7,129	58	7,187
Other liabilities	—	3,175	3,175
Deferred tax liabilities	—	23,123	23,123
Total liabilities	7,129	26,356	33,485

Net identifiable assets acquired	108,774	70,023	178,797

Goodwill	$158,780	$(72,443)	$86,337

Acquisition consideration
Purchase price	$256,000	$—	$256,000
Cash acquired (estimate)	1,554	(120)	1,434
Net working capital adjustment (estimated at close)	10,000	(2,300)	7,700
Total purchase consideration	$267,554	$(2,420)	$265,134
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
Unaudited pro forma information
The following unaudited pro forma data for the three and nine months ended September 30, 2022 and 2021 gives effect to the acquisitions of PrimaLoft and Lugano, as described above, and the disposition of Liberty Safe, as if these transactions had been completed as of January 1, 2021. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$599,926	$519,740	$1,724,308	$1,495,712
Gross profit	$241,069	$209,193	$706,701	$620,410
Operating income	$48,197	$44,768	$168,647	$148,842
Net income (loss) from continuing operations	$(1,779)	$17,431	$58,429	$30,596
Net income (loss) from continuing operations attributable to Holdings	$(6,071)	$14,092	$42,760	$15,785
Basic and fully diluted net income (loss) per share attributable to Holdings	$(0.27)	$(0.16)	$0.12	$(0.41)

Other acquisitions
Velocity
Kings - On July 8, 2022, Velocity acquired King's Camo LLC, a manufacturer of outdoor performance apparel and gear, for a purchase price of approximately $25.2 million and included a potential earnout of $3.0 million. The acquisition and related transaction costs were funded through an additional term loan of $25.7 million under the Velocity intercompany credit agreement. Velocity paid approximately $0.2 million in transaction fees. Velocity recorded a preliminary purchase price allocation, including goodwill of approximately $6.9 million, which is expected to be deductible for income tax purposes, and intangible assets of $7.1 million. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation is expected to be finalized in the fourth quarter of 2022.
Marucci
Lizard Skins - On October 22, 2021, Marucci Sports acquired Lizard Skins, LLC ("Lizard Skins"), an industry leading provider of sporting goods accessories that revolve around the hand-to-grip interface, for an enterprise value of approximately $47.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $44.1 million under the Marucci inter-company credit agreement with the LLC, a draw on the existing Marucci revolving credit facility with the Company, and rollover equity from the selling shareholders of Lizard Skins. Marucci issued 11,915 shares to the selling shareholders in exchange for the rollover equity, which represents an ownership interest of approximately 1% in Marucci. Marucci paid approximately $1.4 million in transaction expenses in connection with the acquisition of Lizard Skins. Lizard Skins is a designer and seller of branded grip products, protective equipment, bags and apparel for use in baseball, cycling, hockey, Esports and lacrosse. The acquisition of Lizard Skins will allow Marucci to build on its leading position in diamond sports while simultaneously developing Marucci's presence in new sports markets such as hockey and cycling. Marucci recorded a purchase price allocation, including goodwill of approximately $10.1 million, which is expected to be deductible for income tax purposes, and intangible assets of $27.9 million. The purchase price allocation was finalized in the third quarter of 2022.

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
On August 3, 2021, Liberty Buyer completed the acquisition of all the issued and outstanding securities of Liberty (other than the Rollover Shares) pursuant to the Liberty Purchase Agreement and Amendment (the “Liberty Transaction”). The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the LLC (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the LLC received approximately $128.0 million of total proceeds from the sale at closing. The LLC recognized a gain on the sale of Liberty of $72.8 million in the year ended December 31, 2021. In the second quarter of 2022, the LLC received an income tax refund of approximately $0.9 million related to Liberty.
Summarized results of operations of Liberty for the three and nine months ended September 30, 2021 through the date of disposition are as follows (in thousands):

	For the period July 1, 2021 through disposition	For the period January 1, 2021 through disposition
Net sales	$10,828	$75,753
Gross profit	$2,353	$20,129
Operating income (loss)	$(2,358)	$9,175
Income (loss) from continuing operations before income taxes (1)	$(2,406)	$9,174
Provision (benefit) for income taxes	$(1,097)	$1,509
Income (loss) from discontinued operations (1)	$(1,309)	$7,665
(1) The results of operations for the periods July 1, 2021 through disposition and January 1, 2021 through disposition excludes $0.3 million and $1.7 million, respectively, of intercompany interest expense.
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
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Three months ended September 30, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$101,112	$2,877	$8,147	$4,528	$9,873	$126,537
BOA	12,964	2	15,899	21,104	50	50,019
Ergobaby	6,903	918	6,713	6,526	480	21,540
Lugano	50,183	—	668	294	—	51,145
Marucci	41,170	436	5	1,136	6	42,753
PrimaLoft	344	40	691	9,383	254	10,712
Velocity Outdoor	69,713	2,361	1,997	205	1,206	75,482
Advanced Circuits	21,788	—	—	—	—	21,788
Altor	62,368	—	—	—	7,250	69,618
Arnold	26,334	164	10,765	1,683	431	39,377
Sterno	86,652	2,275	(367)	(16)	92	88,636
	$479,531	$9,073	$44,518	$44,843	$19,642	$597,607

Three months ended September 30, 2021
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$89,866	$2,522	$6,644	$3,826	$8,241	$111,099
BOA	10,941	135	14,408	13,915	97	39,496
Ergobaby	8,152	927	8,010	2,617	110	19,816
Lugano	10,438	—	—	385	—	10,823
Marucci	24,623	128	27	253	9	25,040
Velocity Outdoor	69,879	3,215	1,944	314	1,549	76,901
Advanced Circuits	23,182	—	—	—	—	23,182
Altor	37,519	—	—	—	6,603	44,122
Arnold	26,511	129	8,230	1,484	498	36,852
Sterno	97,547	2,735	347	169	29	100,827
	$398,658	$9,791	$39,610	$22,963	$17,136	$488,158

Nine months ended September 30, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$278,458	$7,958	$24,466	$12,578	$27,148	$350,608
BOA	49,142	639	53,829	62,448	157	166,215
Ergobaby	24,917	3,041	22,388	17,140	770	68,256
Lugano	136,267	—	668	294	—	137,229
Marucci	118,893	1,380	34	2,130	44	122,481
PrimaLoft	344	40	691	9,383	254	10,712
Velocity Outdoor	159,863	8,853	7,010	1,047	4,001	180,774
Advanced Circuits	67,194	—	—	—	—	67,194
Altor	179,885	—	—	—	19,705	199,590
Arnold	79,940	601	29,202	5,032	1,544	116,319
Sterno	243,034	6,142	372	86	111	249,745
	$1,337,937	$28,654	$138,660	$110,138	$53,734	$1,669,123

Nine months ended September 30, 2021
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$262,113	$7,840	$20,285	$11,707	$19,064	$321,009
BOA	39,758	705	44,746	34,619	205	120,033
Ergobaby	26,043	2,789	23,838	16,037	393	69,100
Lugano	10,438	—	—	385	—	10,823
Marucci	85,084	604	85	541	14	86,328
Velocity Outdoor	184,452	9,339	7,024	1,095	3,981	205,891
Advanced Circuits	67,209	—	—	—	—	67,209
Altor	105,046	—	—	—	17,536	122,582
Arnold	69,967	545	24,899	4,728	1,754	101,893
Sterno	257,000	8,994	1,044	274	86	267,398
	$1,107,110	$30,816	$121,921	$69,386	$43,033	$1,372,266
Note E — Operating Segment Data
At September 30, 2022, the Company had eleven reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products and services from which each segment derives its revenues is as follows:
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
•PrimaLoft is a leading provider of branded, high-performance synthetic insulation and materials used primarily in consumer outerwear, and accessories. The portfolio of PrimaLoft synthetic insulations offers products that can both mimic natural down aesthetics and provide the freedom to design garments ranging from stylish puffers to lightweight performance apparel. PrimaLoft insulations also offer superior economics to the brand partner and enable better sustainability characteristics through the use of recycled, low-carbon inputs. PrimaLoft is headquartered in Latham, New York.
•Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, Ravin, LaserMax and CenterPoint and King's brands that are available through national retail chains, mass merchants, dealer and distributor networks. Velocity Outdoor is headquartered in Bloomfield, New York.
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
•Arnold is a global solutions provider and manufacturer of engineered electric motor and magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/transportation, oil and gas, medical, energy, reprographics and advertising specialties. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers and leading systems-integrators worldwide with a focus on North America, Europe, and Asia. Arnold has built a preferred rare earth supply chain and has leading rare earth and other permanent magnet production capabilities. Arnold is headquartered in Rochester, New York.
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
Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

5.11	$126,537	$111,099	$350,608	$321,009
BOA	50,019	39,496	166,215	120,033
Ergobaby	21,540	19,816	68,256	69,100
Lugano	51,145	10,823	137,229	10,823
Marucci	42,753	25,040	122,481	86,328
PrimaLoft	10,712	—	10,712	—
Velocity Outdoor	75,482	76,901	180,774	205,891
Advanced Circuits	21,788	23,182	67,194	67,209
Altor	69,618	44,122	199,590	122,582
Arnold	39,377	36,852	116,319	101,893
Sterno	88,636	100,827	249,745	267,398
Total segment revenue	597,607	488,158	1,669,123	1,372,266
Corporate	—	—	—	—
Total consolidated revenues	$597,607	$488,158	$1,669,123	$1,372,266

Segment operating income (loss)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

5.11	$12,091	$10,088	$30,301	$27,893
BOA	12,975	7,091	50,237	25,798
Ergobaby	593	246	3,866	5,964
Lugano	12,635	1,583	35,885	1,583
Marucci	7,692	3,580	14,141	15,267
PrimaLoft	(8,469)	—	(8,469)	—
Velocity Outdoor	10,225	12,905	18,721	33,039
Advanced Circuits	4,973	6,791	17,303	18,610
Altor	6,561	5,380	18,303	13,612
Arnold	5,462	4,611	14,075	10,104
Sterno	2,795	4,232	13,783	15,094
Total segment operating income	67,533	56,507	208,146	166,964
Corporate	(18,786)	(14,648)	(52,156)	(41,826)
Total consolidated operating income	48,747	41,859	155,990	125,138
Reconciliation of segment operating income to consolidated income from continuing operations before income taxes:
Interest expense, net	(22,799)	(13,855)	(57,737)	(42,607)
Amortization of debt issuance costs	(1,004)	(759)	(2,735)	(2,167)
Loss on debt extinguishment	(534)	—	(534)	(33,305)
Other income (expense), net	(2,141)	1,031	606	(1,906)
Total consolidated income from continuing operations before income taxes	$22,269	$28,276	$95,590	$45,153

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

5.11	$5,701	$5,792	$16,648	$16,493
BOA	5,517	5,082	16,161	14,818
Ergobaby	2,008	2,042	5,998	6,354
Lugano	2,976	41	8,090	41
Marucci	2,467	2,127	9,446	6,290
PrimaLoft	4,107	—	4,107	—
Velocity Outdoor	3,327	3,093	9,740	9,311
Advanced Circuits	508	527	1,544	1,568
Altor	4,062	3,148	12,069	8,845
Arnold	1,895	1,965	5,942	5,702
Sterno	4,956	5,610	14,934	15,976
Total	37,524	29,427	104,679	85,398
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,004	759	2,735	2,084
Consolidated total	$38,528	$30,186	$107,414	$87,482

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2022	2021	2022 (1)	2021 (1)
5.11	$52,068	$50,461	$421,307	$354,666
BOA	2,318	2,387	247,049	263,052
Ergobaby	13,095	11,167	86,786	86,530
Lugano	50,914	27,812	307,773	233,720
Marucci	29,472	23,261	181,367	146,087
PrimaLoft	2,512	—	259,934	—
Velocity Outdoor	51,548	36,017	240,119	219,545
Advanced Circuits	9,902	9,717	22,415	24,120
Altor	45,032	38,457	204,714	205,631
Arnold	23,417	20,372	101,066	101,591
Sterno	61,209	72,179	235,038	244,338
Allowance for doubtful accounts	(15,221)	(14,120)	—	—
Total	326,266	277,710	2,307,568	1,879,280
Reconciliation of segment to consolidated total:
Corporate and other identifiable assets	—	—	13,212	105,188
Consolidated total	$326,266	$277,710	$2,320,780	$1,984,468

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$243,226	$233,840
Furniture, fixtures and other	63,941	55,165
Leasehold improvements	67,278	60,970
Buildings and land	13,376	13,345
Construction in process	22,981	15,340
	410,802	378,660
Less: accumulated depreciation	(217,053)	(192,183)
Total	$193,749	$186,477
Depreciation expense was $11.3 million and $32.6 million for the three and nine months ended September 30, 2022, respectively and $10.4 million and $28.9 million for the three and nine months ended September 30, 2021, respectively.

Inventory
Inventory is comprised of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$115,981	$107,307
Work-in-process	31,997	29,032
Finished goods	605,923	457,274
Less: obsolescence reserve	(27,999)	(27,870)
Total	$725,902	$565,743

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
A summary of the net carrying value of goodwill at September 30, 2022 and December 31, 2021, is as follows (in thousands):

	Nine months ended September 30, 2022	Year ended December 31, 2021
Goodwill - gross carrying amount	$1,251,996	$939,828
Accumulated impairment losses	(57,745)	(57,745)
Goodwill - net carrying amount	$1,194,251	$882,083

The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2022 by operating segment (in thousands):

	Balance at January 1, 2022	Acquisitions/Measurement Period Adjustments	Balance at September 30, 2022
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	61,448	—	61,448
Lugano	83,458	2,879	86,337
Marucci	107,855	(33,204)	74,651
PrimaLoft	—	335,296	335,296
Velocity Outdoor	30,079	6,911	36,990
Advanced Circuits	58,029	—	58,029
Altor	90,843	286	91,129
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Corporate (1)	8,649	—	8,649
Total	$882,083	$312,168	$1,194,251
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
Other intangible assets are comprised of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$779,271	$(253,488)	$525,783	$595,673	$(218,066)	$377,607
Technology and patents	189,430	(51,229)	138,201	156,129	(42,035)	114,094
Trade names, subject to amortization	483,937	(111,917)	372,020	411,880	(90,196)	321,684
Non-compete agreements	4,962	(4,084)	878	4,942	(3,827)	1,115
Other contractual intangible assets	3,013	(1,340)	1,673	1,960	(735)	1,225
Total	1,460,613	(422,058)	1,038,555	1,170,584	(354,859)	815,725
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	—	—	—
Total intangibles, net	$1,518,078	$(422,058)	$1,096,020	$1,227,549	$(354,859)	$872,690
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.

Amortization expense related to intangible assets was $25.2 million and $67.2 million for the three and nine months ended September 30, 2022, respectively and $19.1 million and $56.5 million for the three and nine months ended September 30, 2021, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2022 and the next four years, is as follows (in thousands):

2022	2023	2024	2025	2026

$25,179	$100,226	$98,607	$93,282	$86,929
Note H — Warranties
The Company’s Ergobaby, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2022	Year ended December 31, 2021

Beginning balance	$2,062	$1,558
Provision for warranties issued during the period	2,203	4,257
Fulfillment of warranty obligations	(2,255)	(3,753)
Ending balance	$2,010	$2,062
Note I — Debt
2022 Credit Facility
On July 12, 2022, the Company entered into the Third Amended and Restated Credit Agreement (the "2022 Credit Facility") to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit ("the 2022 Revolving Line of Credit") up to a maximum aggregate amount of $600 million ("the 2022 Revolving Loan Commitment") and a $400 million term loan (the “ 2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving Line of Credit were $115 million. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
The LLC may borrow, prepay and reborrow principal under the 2022 Revolving Credit Facility from time to time during its term. Advances under the 2022 Revolving Line of Credit can be either term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. Term SOFR revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the applicable SOFR as administered by the Federal Reserve Bank of New York (or a successor administrator), as adjusted, plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the “prime rate”, and (iii) the applicable SOFR plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on the Company's Consolidated Total Leverage Ratio.

Advances under the 2022 Term Loan can be either term SOFR loans or base rate loans. The 2022 Term Loan was advanced in full on the closing date for the 2022 Credit Facility as a Term SOFR loan with an interest period of one month. On the last day of an interest period, Term SOFR loans may be converted to Term SOFR loans of a different interest period or to Base Rate loans. Term SOFR term loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the Term SOFR for such interest period plus a margin ranging from 1.50% to 2.50%, based on the Consolidated Total Leverage Ratio. Base rate term loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus a margin ranging from 0.50% to 1.50%, based on the Consolidated Total Leverage Ratio.
Under the 2022 Revolving Credit Facility, an aggregate amount of up to $100 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan would reduce the amount available under the 2021 Revolving Credit Facility.
Net availability under the 2022 Revolving Credit Facility was approximately $484.7 million at September 30, 2022. Letters of credit outstanding at September 30, 2022 totaled approximately $2.3 million. At September 30, 2022, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
The 2022 Revolving Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries.
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement (the "2021 Credit Facility") to amend and restate the 2018 Credit Facility (as previously restated and amended) among the Company, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. The 2021 Credit Facility was secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. The 2021 Credit Facility provided for revolving loans, swing line loans and letters of credit (the “2021 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million and also permitted the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. The Company repaid the outstanding amounts under the 2021 credit facility in the third quarter of 2022.
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
Senior Notes
2032 Senior Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the “2032 Notes” or "2032 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the LLC and U.S. Bank National Association, as trustee (the “Trustee”). The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on January 15 and July 15 of each year, beginning on July 15, 2022.
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
The following table provides the Company’s debt holdings at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	4.89%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.29%	300,000
2022 Term Loan	4.56%	397,500	N/a	—
2022 Revolving Credit Facility	4.68%	113,000	N/a	—
Less: Unamortized debt issuance costs		(16,135)		(15,174)
Total debt		$1,794,365		$1,284,826
Less: Current Portion of long-term debt		(10,000)		—
Long-term debt		$1,784,365		$1,284,826
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2022
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	300,000	219,000
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	787,500

Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with the 2032 Senior Notes offering in November 2021, the Company recorded $4.3 million in deferred financing costs. In addition, the Company recorded $12.0 million in deferred financing costs related to the 2029 Senior Notes offering in March 2021. The net deferred financing costs associated with the 2026 Senior Notes were $7.2 million at March 31, 2021, and were expensed on April 1, 2021, the date of the redemption of the 2026 Senior Notes. In connection with entering into the 2022 Credit Facility, the Company recognized $2.5 million in deferred financing costs associated with the 2022 Term Loan, and $2.8 million in deferred financing costs associated with the 2022 Revolving Credit Facility. The Company recorded $5.4 million in deferred financing costs in connection with the 2021 Credit Facility. The Company also incurred $0.5 million in loss on debt extinguishment related to the write-off of deferred financing costs associated with the 2021 Credit Facility upon entry into the 2022 Credit Facility.
Since the Company can borrow, repay and reborrow principal under the 2022 Revolving Credit Facility, the debt issuance costs associated with the 2021 Revolving Credit Facility have been classified as other non-current assets in the accompanying condensed consolidated balance sheet. The debt issuance costs associated with the Senior Notes are classified as a reduction of long-term debt in the accompanying condensed consolidated balance sheet.

The following table summarizes unamortized premiums and debt issuance costs at September 30, 2022 and December 31, 2021, and the balance sheet classification in each of the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Debt issuance costs	$32,526	$27,784
Accumulated amortization	(8,756)	(6,021)
Unamortized debt issuance costs, net	$23,770	$21,763

Balance sheet classification:
Other noncurrent assets	$7,635	$6,589
Long-term debt	16,135	15,174
	$23,770	$21,763

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
At-The-Market Equity Offering Program
On September 7, 2021, the Company filed a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million of common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. The Company incurred approximately $0.1 million in total costs related to the ATM program during both the three and nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2022, the Company sold 934,906 and 3,464,844 Trust common shares under the Sales Agreement, respectively. During the same periods, the Company received total net proceeds of approximately $21.7 million and $84.0 million, respectively, from these sales and incurred approximately $0.4 million and $1.5 million in commissions payable to the Sales Agents. During the three and nine months ended September 30, 2021, the Company sold 630,108 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $18.8 million from these sales, and incurred approximately $0.3 million in commissions payable to the Sales Agents.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the LLC is authorized to issue a corresponding number of trust preferred interests.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at September 30, 2022, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Except in limited circumstances, holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Trust Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Distributions on the Series B Preferred Shares are cumulative and at September 30, 2022, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Except in limited circumstances, holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
Series A Preferred Shares
On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Trust Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares became redeemable at the Company's option, in whole or in part, at any time after July 30, 2022, at a price of $25.00 per share, plus any declared and unpaid distributions. Except in limited circumstances, holders of Series A Preferred Shares will have no right to require the redemption of the Series A Preferred Shares and there is no maturity date. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the preferred shares.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to Holdings	$(3,253)	$16,519	$41,462	$12,576
Less: Distributions paid - Allocation Interests	—	12,075	—	17,289
Less: Distributions paid - Preferred Shares	6,045	6,045	18,136	18,136
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$(12,167)	$(4,470)	$20,457	$(25,718)

Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss) from continuing operations attributable to common shares of Holdings	$(12,167)	$(4,470)	$20,457	$(25,718)
Less: Effect of contribution based profit - Holding Event	4,548	3,779	13,545	4,194
Net income (loss) from continuing operations attributable to common shares of Holdings	$(16,715)	$(8,249)	$6,912	$(29,912)

Income from discontinued operations attributable to common shares of Holdings	$1,479	$71,581	$6,893	$79,888

Basic and diluted weighted average common shares outstanding	71,910	65,008	70,514	64,936

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.23)	$(0.13)	$0.10	$(0.46)
Discontinued operations	0.02	1.10	0.10	1.23
	$(0.21)	$0.97	$0.20	$0.77
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
July 1, 2022 - September 30, 2022 (1)	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022
October 1, 2021 - December 31, 2021	$0.25	$17,352	January 13, 2022	January 20, 2022
July 1, 2021 - September 30, 2021	$0.36	$23,742	October 15, 2021	October 22, 2021
August 3, 2021 (2)	$0.88	$57,112	August 31, 2021	September 7, 2021
April 1, 2021 - June 30, 2021	$0.36	$23,364	July 15, 2021	July 22, 2021
January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2021	January 22, 2021

Series A Preferred Shares:
July 30, 2022 - October 29, 2022 (1)	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022

October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.453125	$1,813	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.453125	$1,813	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021

Series B Preferred Shares:
July 30, 2022 - October 29, 2022 (1)	$0.4921875	$1,969	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$1,969	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021

Series C Preferred Shares:
July 30, 2022 - October 29, 2022 (1)	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$2,264	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021
(1) This distribution was     declared on October 4, 2022.
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
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2022 and December 31, 2021:

	% Ownership (1) September 30, 2022		% Ownership (1) December 31, 2021
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	88.3	97.6	88.4
BOA	91.8	83.4	91.8	83.8
Ergobaby	81.6	72.8	81.7	72.7
Lugano	59.9	55.4	59.9	58.1
Marucci	91.0	81.9	91.1	82.8
PrimaLoft	90.7	90.7	—	—
Velocity Outdoor	99.4	87.7	99.3	87.6
Advanced Circuits	71.8	67.6	71.8	67.6
Altor	100.0	86.9	100.0	91.2
Arnold	98.0	85.5	98.0	85.5
Sterno	99.4	90.8	100.0	87.1
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2022	December 31, 2021
5.11	$16,718	$15,458
BOA	35,562	30,581
Ergobaby	19,006	29,435
Lugano	80,158	70,585
Marucci	19,393	17,175
PrimaLoft	34,983	—
Velocity Outdoor	5,909	5,250
Advanced Circuits	438	(2,614)
Altor	4,846	3,936
Arnold	1,463	1,284
Sterno	1,842	1,524
Allocation Interests	100	100
	$220,418	$172,714

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(142)	$—	$—	$(142)
Contingent consideration - acquisition (2)	(1,600)	—	—	(1,600)
Total recorded at fair value	$(1,742)	$—	$—	$(1,742)

(1)Represents put option issued to noncontrolling shareholders in connection with the 5.11 acquisition.
(2)     Represents potential earn-out payable as additional purchase price consideration by Velocity in connection with an acquisition.

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(151)	$—	$—	$(151)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,501)	$—	$—	$(1,501)

(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor in connection with the acquisition of Polyfoam. The payment of the earn-out occurred on March 31, 2022.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2021 through September 30, 2022 are as follows (in thousands):

Level 3
Balance at January 1, 2021	$(1,785)
Termination of put option of noncontrolling shareholder - Liberty	314
Increase in the fair value of put option of noncontrolling shareholder - 5.11	(30)
Balance at December 31, 2021	$(1,501)
Decrease in the fair value of put option of noncontrolling shareholder - 5.11	9
Payment of contingent consideration - Polyfoam	1,350
Contingent consideration - Velocity acquisition	(1,600)
Balance at September 30, 2022	$(1,742)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Nonrecurring Fair Value Measurements
There were no assets or liabilities measured on a non-recurring basis during the nine months ended September 30, 2022 or the year ended December 31, 2021.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine months ended September 30,
	2022	2021
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	3.4	5.6
Foreign income taxes	1.6	3.4
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	—	29.3
Impact of subsidiary employee stock options	0.7	0.5
Credit utilization	(5.1)	(5.6)
Non-recognition of NOL carryforwards	11.0	(0.5)
Effect of Tax Act	(1.0)	(1.6)
Effect of classification of assets held for sale	9.0	—
Other	0.4	2.5
Effective income tax rate	41.0%	54.6%

(1)     The effective income tax rate for the nine months ended September 30, 2021 included a loss at the Trust, which was taxed as a partnership through August 31, 2021. Beginning September 1, 2021, the Trust is taxed as a corporation.
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $0.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2022. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service cost	$105	$103	$321	$317
Interest cost	10	10	31	27
Expected return on plan assets	(18)	(18)	(54)	(55)
Amortization of unrecognized loss	(7)	(7)	(20)	(5)
Effect of curtailment	—	23	(31)	111
Net periodic benefit cost	$90	$111	$247	$395
During the nine months ended September 30, 2022, per the terms of the pension agreement, Arnold contributed $0.3 million to the plan. For the remainder of 2022, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2022 were considered Level 3.
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
Leases
The Company and its subsidiaries lease manufacturing facilities, warehouses, office facilities, retail stores, equipment and vehicles under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and nine months ended September 30, 2022 and 2021. The Company recognized $11.8 million and $33.4 million in the three and nine months ended September 30, 2022 and $8.2 million and $24.3 million in the three and nine months ended September 30, 2021, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at September 30, 2022 are as follows (in thousands):

2022 (excluding nine months ended September 30, 2022)	$10,371
2023	39,249
2024	34,345
2025	29,815
2026	26,147
Thereafter	63,177
Total undiscounted lease payments	$203,104
Less: Interest	39,720
Present value of lease liabilities	$163,384
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years)	6.05	5.51
Weighted-average discount rate	7.16%	7.62%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2022	December 31, 2021

Operating lease right-of-use assets	Other non-current assets	$143,754	$124,438
Current portion, operating lease liabilities	Other current liabilities	$29,694	$27,242
Operating lease liabilities	Other non-current liabilities	$133,690	$110,287

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,805	$21,053
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39,811	$13,633
Note P — Related Party Transactions
Management Services Agreement
The LLC entered into the Management Services Agreement ("MSA") with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at September 30, 2022 than would normally have been due. At June 30, 2022 and March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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
Integration Services Agreements
PrimaLoft, which was acquired in July 2022, entered into an Integration Services Agreement ("ISA") with CGM whereby PrimaLoft will pay CGM an integration services fee of $4.8 million quarterly over a twelve-month period ended June 30, 2023. Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano will pay CGM an integration services fee of $2.3 million quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2021. BOA, which was acquired in October 2020, entered into an ISA with CGM whereby BOA paid CGM an integration service fee of $4.4 million quarterly over a twelve month period as services were rendered, beginning in the quarter ended December 31, 2020. Marucci Sports, which was acquired in April 2020, entered into an ISA with CGM. Marucci paid CGM an integration service fee of $2.0 million quarterly over a twelve month period as services were rendered, beginning in the quarter ended September 30, 2020. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries.
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
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.3 million and $1.1 million during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.9 million during the three and nine months ended September 30, 2021, respectively in inventory from the vendor.

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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $12.7 million and $43.8 million in purchases from this supplier during the three and nine months ended September 30, 2022, respectively and $11.2 million and $32.8 million during the three and nine months ended September 30, 2021, respectively.
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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of eleven businesses, or operating segments, at September 30, 2022. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc., Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), PrimaLoft Technologies Holdings, Inc. ("PrimaLoft), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. ("ACI" or "Advanced Circuits"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at September 30, 2022 as follows:

		Ownership Interest - September 30, 2022
Business	Acquisition Date	Primary	Diluted
Advanced Circuits	May 16, 2006	71.8%	67.6%
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.5%
Sterno	October 10, 2014	99.4%	90.8%
5.11	August 31, 2016	97.7%	88.3%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	100.0%	86.9%
Marucci Sports	April 20, 2020	91.0%	81.9%
BOA	October 16, 2020	91.8%	83.4%
Lugano	September 3, 2021	59.9%	55.4%
PrimaLoft	July 12, 2022	90.7%	90.7%
We categorize our subsidiary businesses we own into two separate groups of businesses: (i) branded consumer businesses, and (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector. We recently announced the launch of our healthcare effort as our third grouping of companies that we will acquire, own and manage. We believe healthcare has multiple attractive, high-growth segments with strong industry tailwinds, is an acyclical vertical that will bring diversification and stability to the current group of companies, and has strong alignment with the Company’s existing subsidiary priorities.

The following is an overview of each of our subsidiary businesses:
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
PrimaLoft - PrimaLoft Technologies is a leading provider of branded, high-performance synthetic insulation and materials used primarily in consumer outerwear, and accessories. The portfolio of PrimaLoft synthetic insulations offers products that can both mimic natural down aesthetics and provide the freedom to design garments ranging from stylish puffers to lightweight performance apparel. PrimaLoft insulations also offer superior economics to the brand partner and enable better sustainability characteristics through the use of recycled, low-carbon inputs. PrimaLoft is headquartered in Latham, New York.
Velocity Outdoor - A leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories, Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint and King's brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns.Velocity Outdoor is headquartered in Bloomfield, New York.
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
Arnold - Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ transportation, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted our products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers and leading systems-integrators worldwide with a focus on North America, Europe, and Asia. Arnold has built a preferred rare earth supply chain and has leading rare earth and other permanent magnet production capabilities. Arnold is the largest and, we believe, the most technically advanced U.S. solutions provider and manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York.
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
While our subsidiary businesses have different growth opportunities and potential rates of growth, we actively work with the management teams of each of our subsidiary businesses to increase the value of, and cash generated by, each business through various initiatives, including making selective capital investments to expand geographic reach, increase capacity or reduce manufacturing costs of our subsidiary businesses; improving and expanding existing sales and marketing programs; and assisting in the acquisition and integration of complementary businesses.
Significant Trends Impacting Our Subsidiary Businesses
Macroeconomic Trends
We continue to experience inflationary cost increases in our materials, labor and transportation costs. We expect that these inflationary cost increases will continue but will be partially mitigated by pricing actions implemented in the prior year, as well as those that we have implemented in 2022. However, there has been, and we expect there could continue to be, a difference between the timing of when these pricing and other actions impact our results of operations and when the impact of cost inflation occurs. We expect changing market conditions and continued inflationary pressures to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers. With price pressures unlikely to abate and expected changes in monetary policies, we expect consumer spending to be negatively impacted during the remainder of 2022 and during 2023. We expect continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
Global Supply Chain Trends
The disruption in the global supply chain due to transportation delays and U.S. port congestion continued into the first half of 2022. During the third quarter of 2022 we saw these disruptions and delays begin to moderate somewhat. While there has been some improvement we expect to have a negative impact on several of our subsidiary businesses for the remainder of the year. During 2022, several of our companies relied on expensive air freight to import goods to meet customer demand. We are also seeing the availability of raw materials, components and finished goods impacted by the supply chain challenges which has led to shortages of certain materials and led to pressure on revenue growth. In addition, the closure of certain Asian manufacturing facilities as a result of local government quarantine efforts has impacted our ability to import products timely. We have taken actions to build capacity as well as increase our supply chain related resources. Further, in the U.S., the surge in demand along with COVID-19 related labor shortages and rising hourly labor wages, are creating labor shortages and higher labor costs. We expect these cost trends to continue through 2022.
COVID-19 Update
The continued spread of COVID-19 and new variants of the virus around the world continue to present significant risks to our business. The economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic and the ultimate impact of COVID-19 on our business is dependent on future developments, including the duration of the pandemic, the emergence of variants of the virus and the related length of its impact on the global economy, which are highly uncertain and difficult to accurately predict. The public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain. The health of our team and various stakeholders is our highest priority, and we have taken multiple steps to provide support and a safe work environment. The Company anticipates that COVID-19 will continue to impact the results of operations, including a potential decrease in gross margins, operating income and Adjusted EBITDA at certain of our subsidiary businesses during the remainder of 2022 and into 2023.
Business Outlook
The Company anticipates that the areas of focus for the remainder of 2022, which are generally applicable to each of our businesses, include:
•Pursuing sales growth through a combination of new product development, increasing distribution, new customer acquisitions and international expansion;
•Raising prices where appropriate on our goods due to rising input costs to preserve operating margins,
•Taking market share, where possible, in each of our niche market leading companies, generally at the expense of less well capitalized competitors;
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
Recent Events
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("PrimaLoft Seller"). The total purchase price, including proceeds from noncontrolling shareholders, was approximately $530 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its revolving credit facility and a draw in full on its new $400 million term loan facility.
PrimaLoft, Inc. is a branded, advanced material technology company based in Latham, New York and is a leader in the research and innovative development of high-performance material solutions, specializing in insulations and fabrics. PrimaLoft® insulation was originally developed for the U.S. Army as a water-resistant, synthetic alternative to down. Since 1983, a heritage of proven & tested technologies has built trust across the textile industry, with more than 950 global brands using PrimaLoft products in outdoor, lifestyle, home furnishings, work wear, hunting and military applications. With its Relentlessly Responsible™ mission, PrimaLoft strives to balance innovation, performance and sustainability in the pursuit of a better future.

2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit (the "2022 Revolving Line of Credit") up to a maximum aggregate amount of $600 million (the "2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the 2022 Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving Line of Credit were $115 million. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
Advanced Circuits Merger Agreement
On October 13, 2021, the LLC, as the Sellers Representative of the holders of stock and options of Advanced Circuits, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the "AC Agreement") with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer would acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). The AC Merger was conditioned on, among other things, the closing of a business combination between AC Buyer and a publicly traded special purpose acquisition company (a “SPAC”). In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). The AC Agreement also provided that the AC Agreement could be terminated in the event closing of the AC Merger did not occur prior to January 27, 2022 (the "End Date"). A description of the AC Agreement was included in the Current Report on Form 8-K filed by the Company on October 14, 2021. Advanced Circuits was initially classified as held for sale in the consolidated financial statements as of December 31, 2021.
Due to a delay in closing the SPAC Transaction, the AC Merger did not close on or before the End Date. Because of the delay in closing the SPAC Transaction, on July 29, 2022, the LLC and Advanced Circuits provided the notice of termination of the AC Agreement to AC Buyer. No termination penalties were incurred by either party in connection with the termination of the AC Agreement. The termination of the AC Agreement occurred in the third quarter of 2022 and, in accordance with applicable accounting guidance, Advanced Circuits was reclassified to continuing operations beginning in the quarter ended September 30, 2022.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2022 and September 30, 2021, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our subsidiary businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and nine months ended September 30, 2022 and 2021, which includes the historical results of operations of each of our subsidiary businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("US GAAP), and (ii) comparative historical components of the results of operations for each of our subsidiary businesses on a stand-alone basis for the three and nine months ended September 30, 2022 and 2021, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of Lugano in September 2021 and PrimaLoft in July 2022, the pro forma results of operations for the Lugano and PrimaLoft business segments have been prepared as if we purchased these businesses on January 1, 2021. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our subsidiary businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net revenues	$597,607	$488,158	$1,669,123	$1,372,266
Cost of revenues	358,291	296,027	996,210	818,307
Gross profit	239,316	192,131	672,913	553,959
Selling, general and administrative expense	148,700	118,818	403,428	337,815
Fees to manager	16,717	12,398	46,304	34,504
Amortization of intangibles	25,152	19,056	67,191	56,502
Operating income	48,747	41,859	155,990	125,138
Interest expense	(22,799)	(13,855)	(57,737)	(42,607)
Amortization of debt issuance costs	(1,004)	(759)	(2,735)	(2,167)
Loss on debt extinguishment	(534)	—	(534)	(33,305)
Other income (expense)	(2,141)	1,031	606	(1,906)
Income from continuing operations before income taxes	22,269	28,276	95,590	45,153
Provision for income taxes	21,163	9,556	39,201	24,662
Net income from continuing operations	$1,106	$18,720	$56,389	$20,491

Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net revenues
Consolidated net revenues for the three months ended September 30, 2022 increased by approximately $109.4 million, or 22.4%, compared to the corresponding period in 2021. Our Lugano business, which we acquired in September 2021, contributed $40.3 million in incremental net revenue in the third quarter of 2022, and PrimaLoft, which we acquired in July 2022, contributed $10.7 million. During the three months ended September 30, 2022 compared to 2021, we also saw significant increases in net sales at 5.11 ($15.4 million increase), BOA ($10.5 million increase), Marucci ($17.7 million increase), Arnold ($2.5 million increase), and Altor Solutions ($25.5 million increase), partially offset by a decrease in net revenue at Velocity Outdoor ($1.4 million decrease) and Sterno ($12.2 million decrease). Add-on acquisitions at Marucci (Lizard Skins in October 2021) and Altor (Plymouth Foam in October 2021) contributed to the growth in revenue at these businesses in the third quarter of 2022. Historically, the third and fourth quarters have been seasonably stronger than the first half of the year in earnings for certain of our subsidiary businesses. On a consolidated level, our subsidiary businesses were able to increase revenue in the third quarter of 2022 as compared to the prior year as a result of acquisitions and continued strong performance despite increasing economic uncertainty and inflationary pressure. We expect our fourth quarter 2022 results of operations will be negatively impacted as inflationary pressures continue in the fourth quarter and will reduce demand and discretionary consumer spending in certain of our branded consumer and niche industrial businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
We do not generate any revenues apart from those generated by the subsidiary businesses we own and manage. We may generate interest income on the investment of available funds, but we expect such earnings to be minimal. We make loans from the LLC to our subsidiary businesses, and also hold equity interests in those companies. Cash flows coming to the Trust and the LLC are the result of interest payments on those loans, amortization of those loans and dividends on our equity ownership. However, on a consolidated basis, these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $62.3 million during the three months ended September 30, 2022 compared to the corresponding period in 2021. Our Lugano business contributed $21.3 million of the increase in cost of revenues for the quarter ended September 30, 2022 and our PrimaLoft business contributed $5.3 million of the increase in cost of revenues for the quarter ended September 30, 2022. We also saw notable increases in cost of revenues at 5.11 ($7.6 million increase), BOA ($4.6 million increase), Marucci ($7.1 million increase), Altor ($21.8 million increase), and Arnold ($0.7 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at Sterno ($9.0 million decrease) that corresponded to the decrease in revenue noted above. Gross profit as a percentage of net revenues was approximately 40.0% in the three months ended September 30, 2022 compared to 39.4% in the three months ended September 30, 2021. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2022 as compared to the quarter ended September 30, 2021 is primarily attributable to the acquisition of Lugano in September 2021 and the implementation of price increases at most of our subsidiary businesses in response to rising costs. Most of our subsidiary businesses continue to experience increased material, labor and transportation costs. The gross margins at both our branded consumer businesses and our niche industrial businesses have been impacted by global supply chain constraints and inflation that is leading to pressure on revenue and costs. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $29.9 million during the three months ended September 30, 2022, compared to the corresponding period in 2021. A portion of the increase in selling general and administrative expense in the third quarter of 2022 is due to our Lugano acquisition in September 2021 ($6.6 million of the increase) and our PrimaLoft acquisition in July 2022 ($10.2 million of the increase, of which $5.7 million was attributable to acquisition costs). We also saw increases in selling, general and administrative expenses at Marucci and Altor related to the add-on acquisitions that occurred in the fourth quarter of 2021, as well as increased investment in marketing and headcount at several of our subsidiary businesses with increased revenues. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $3.9 million in the third quarter of 2022 and $3.7 million in the third quarter of 2021.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2022, we incurred approximately $16.7 million in management fees as compared to $12.4 million in fees in the three months ended September 30, 2021. The increase in Management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM had entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the third quarter of 2021 than would have normally been due. CGM also entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the third quarter of 2022 than would have normally been due.

Amortization expense
Amortization expense for the three months ended September 30, 2022 increased $6.1 million as compared to the three months ended September 30, 2021 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lugano, which was acquired in September 2021, and PrimaLoft, which was acquired in July 2022.
Interest expense
We recorded interest expense totaling $22.8 million for the three months ended September 30, 2022 compared to $13.9 million for the comparable period in 2021, an increase of $8.9 million. The increase in interest expense in the current quarter reflects higher amounts outstanding on our revolving credit facility in the current year, the interest expense associated with our new $400 million 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft, the interest expense associated with our 2032 Notes entered into in November 2021, and the higher interest rate environment in the current quarter versus the comparable quarter in the prior year.
Other income (expense)
For the quarter ended September 30, 2022, we recorded $2.1 million in other expense as compared to $1.0 million in other income in the quarter ended September 30, 2021, an increase in expense of $3.2 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $21.2 million during the three months ended September 30, 2022 compared to an income tax provision of $9.6 million during the same period in 2021, an increase of $11.6 million. Our income before income taxes for the quarter ended September 30, 2022 decreased by approximately $6.0 million as compared to the prior year quarter. On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. In connection with the classification of Advanced Circuits as held-for sale in the fourth quarter of 2021, the Trust recognized a deferred tax asset of $12.1 million at December 31, 2021. As a result of the reclassification of Advanced Circuits from held-for-sale to continuing operations in the third quarter of 2022, the losses incurred at the Trust subsequent to September 1, 2021 related to the corporate overhead and management fees resulted in the recording of a valuation allowance against the deferred tax asset and corresponding income tax expense at September 30, 2022.
Nine Months Ended September 30, 2022 compared to nine months ended September 30, 2021
Net revenues
Consolidated net revenues for the nine months ended September 30, 2022 increased by approximately $296.9 million, or 21.6%, compared to the corresponding period in 2021. Our Lugano business, which we acquired in September 2021, contributed $126.4 million in net revenue in the first nine months of 2022, and our PrimaLoft business, which we acquired in July 2022, contributed $10.7 million. During the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, we also saw significant increases in net sales at 5.11 ($29.6 million increase), BOA ($46.2 million increase), Marucci ($36.2 million increase), Arnold ($14.4 million increase), and Altor Solutions ($77.0 million increase), partially offset by a decrease in net revenue at Velocity Outdoor ($25.1 million decrease) and Sterno ($17.7 million decrease). Add-on acquisitions at Marucci (Lizard Skins in October 2021), Altor (Plymouth Foam in October 2021) and Arnold (Ramco Motors in March 2021) contributed to the growth in revenue at these businesses during the first nine months of 2022. During the comparable period in 2021, we saw notable increases in revenue at several of our branded consumer businesses as a result of an increased consumer focus on outdoor related brands during the pandemic. Historically, the third and fourth quarters have been seasonably stronger than the first half of the year in earnings for certain of our subsidiary businesses. On a consolidated level, our subsidiary businesses were able to increase revenue in the third quarter of 2022 as compared to the prior year as a result of acquisitions and continued strong performance despite increasing economic uncertainty and inflationary pressure. We expect the fourth quarter of 2022 results of operations will be negatively impacted as inflationary pressures continue in the fourth quarter and will reduce demand and discretionary consumer spending in certain of our branded consumer and niche industrial businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by business segment.

We do not generate any revenues apart from those generated by the subsidiary businesses we own and manage. We may generate interest income on the investment of available funds, but we expect such earnings to be minimal. We make loans from the LLC to our subsidiary businesses, and also hold equity interests in those companies. Cash flows coming to the Trust and the LLC are the result of interest payments on those loans, amortization of those loans and dividends on our equity ownership. However, on a consolidated basis, these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $177.9 million during the nine months ended September 30, 2022 compared to the corresponding period in 2021. Our Lugano business contributed $64.3 million of the increase in cost of revenues for the nine months ended September 30, 2022. We also saw notable increases in cost of revenues at 5.11 ($13.2 million increase), Marucci ($23.7 million increase), Altor ($64.7 million increase), and Arnold ($8.3 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 40.3% in the nine months ended September 30, 2022 compared to 40.4% in the nine months ended September 30, 2021. The gross margins at both our branded consumer businesses and our niche industrial businesses have been impacted by global supply chain constraints and inflation that is leading to pressure on revenue and costs. Our subsidiary businesses have implemented price increases in order to offset these rising costs which have positively impacted gross margins in 2022. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $65.6 million during the nine months ended September 30, 2022, compared to the corresponding period in 2021. A portion of the increase in the nine months ended September 30, 2022 is due to our Lugano acquisition in September 2021 ($23.7 million of the increase) and our PrimaLoft acquisition in July 2022 ($10.2 million of the increase, of which $5.7 million was attributable to acquisition costs). We also saw increases in selling, general and administrative expenses at Marucci and Altor related to the add-on acquisitions that occurred in the fourth quarter of 2021, as well as increased investment in marketing and headcount at several of our subsidiary businesses with increased revenues. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $11.0 million in the first nine months of 2022 and $11.7 million in the first nine months of 2021. In the prior year, we incurred additional expense from professional fees at the corporate level related to the Trust's election to be treated as a corporation for U.S. federal income tax purposes.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2022, we incurred approximately $46.3 million in management fees as compared to $34.5 million in fees in the nine months ended September 30, 2021. The increase in Management fees is primarily attributable to our acquisitions of Lugano in September 2021 and PrimaLoft in July 2022, as well as several add-on acquisitions in the fourth quarter of 2021, offset by our sale of Liberty in August 2021. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the third quarter of 2022 than would have normally been due. CGM also had entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first half of 2021 than would have normally been due. In the first quarter of 2021, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the cash proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM had entered into a waiver of the MSA at March 31, 2022 and June 30, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.
Amortization expense
Amortization expense for the nine months ended September 30, 2022 increased $10.7 million as compared to the nine months ended September 30, 2021 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lugano, which was acquired in September 2021, and PrimaLoft, which was acquired in July 2022.

Interest expense
We recorded interest expense totaling $57.7 million for the nine months ended September 30, 2022 compared to $42.6 million for the comparable period in 2021, an increase of $15.1 million. The increase in interest expense in the current year reflects the higher amount outstanding on our senior notes during the current year after we redeemed $600.0 million of 8.000% 2026 Senior Notes and issued $1000.0 million of 5.250% 2029 Senior Notes in March of 2021, and issued $300.0 million of 5.000% 2032 Senior Notes in November 2021 and higher amounts outstanding on our revolving credit facility in the current year, as well as the interest expense associated with our new $400 million 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft. Current year interest expense also reflects the higher interest rate environment applicable to the amounts outstanding under our credit facility. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to increase interest expense on the debt outstanding under our 2022 Credit Facility.
Other income (expense)
For the nine months ended September 30, 2022, we recorded $0.6 million in other income as compared to $1.9 million in other expense in the nine months ended September 30, 2021, an increase in income of $2.5 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $39.2 million during the nine months ended September 30, 2022 compared to an income tax provision of $24.7 million during the same period in 2021. Our income before income taxes in the nine months ended September 30, 2022 increased $50.4 million as compared to the income before income taxes in the nine months ended September 30, 2021. In the prior year comparable period, we had income from operations before income taxes of $45.2 million, which included a $33.3 million loss on debt extinguishment that we recognized associated with the repayment of our $600 million 2026 Senior Notes. The loss on debt extinguishment was incurred at the Trust, which at the time was taxed as a partnership for income tax purposes and did not impact the income tax provision in the prior year. In the current period, our provision was driven by the acquisitions of Lugano in September 2021, and an increase in earnings at several of our subsidiary businesses during the year, particularly 5.11 and BOA as the tax provision reflects an annual effective tax rate at our subsidiaries, the effect of state and local taxes and the related allocation of income, and the losses at our parent company, which was previously taxed as a partnership. On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. In connection with the classification of Advanced Circuits as held-for sale in the fourth quarter of 2021, the Trust recognized a deferred tax asset of $12.1 million at December 31, 2021. As a result of the reclassification of Advanced Circuits from held-for-sale to continuing operations in the third quarter of 2022, the losses incurred at the Trust subsequent to September 1, 2021 related to the corporate overhead and management fees resulted in the recording of a valuation allowance against the deferred tax asset and corresponding income tax expense at September 30, 2022 .
Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$126,537	100.0%	$111,099	100.0%	$350,608	100.0%	$321,009	100.0%
Gross profit	$67,202	53.1%	$59,332	53.4%	$186,487	53.2%	$170,048	53.0%
SG&A	$52,669	41.6%	$46,788	42.1%	$148,861	42.5%	$134,773	42.0%
Segment operating income	$12,091	9.6%	$10,088	9.1%	$30,301	8.6%	$27,893	8.7%

Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were $126.5 million as compared to net sales of $111.1 million for the three months ended September 30, 2021, an increase of $15.4 million, or 13.9%. This increase is due in part to a $6.9 million, or 14.5%, increase in direct-to-consumer sales largely due to growth in retail store count, as well as an increase in comparable sales for the three months ended September 30, 2022, as compared to the same period last year. Additionally, the increase in sales was driven by a $4.4 million, or 10.9%, increase in domestic wholesale sales, in part a result of backorder fulfillment and strong demand, as well as an increase of $4.3 million, or 20%, in international channel sales due to inventory availability and strong demand, particularly in Europe and Mexico.
Gross profit
Gross profit as a percentage of net sales was 53.1% in the three months ended September 30, 2022 as compared to 53.4% for the three months ended September 30, 2021. Gross profit percentage for the three months ended September 30, 2022, was favorably impacted by price increases. The positive impact of the price increase was partially offset by continued increases in inbound ocean and air freight charges during the period due to logistic challenges, which we expect to moderate during the remainder of the year.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2022 was $52.7 million, or 41.6% of net sales compared to $46.8 million, or 42.1% of net sales for the comparable period in 2021. The increase in selling, general and administrative expense for the three months ended September 30, 2022 as compared to the prior year comparable period was driven by the costs associated with additional retail stores, increased sales and marketing spend to drive digital sales, and increased travel and entertainment spend coming out of the COVID-19 pandemic. These increases were partially offset by a decrease in stock-based compensation due to fewer current year grants, the full vesting of previous years option grants and bonus related expenses.
Segment operating income
Segment operating income for the three months ended September 30, 2022 was $12.1 million, an increase of $2.0 million when compared to segment operating income of $10.1 million for the same period in 2021, based on the factors described above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were $350.6 million as compared to net sales of $321.0 million for the nine months ended September 30, 2021, an increase of $29.6 million, or 9.2%. This increase is due in part to direct-to-consumer sales growth of $13.1 million, up 9.6%, from the prior year comparable period. Retail sales grew largely due to store count growth, as well as positive growth in same-store sales for the nine months ended September 30, 2022, as compared to the same period last year. Net sales were also positively impacted by a $10.6 million, or 18.3%, increase in international sales due to inventory availability to meet strong demand, a $6.4 million, or 5.5%, increase in domestic wholesale sales growth following the fulfillment of backorders and strong demand, and $2.6 million, or 258%, increase in direct-to-agency sales following the completion of a large agency contract.
Gross profit
Gross profit as a percentage of net sales was 53.2% in the nine months ended September 30, 2022 as compared to 53.0% for the nine months ended September 30, 2021. Gross profit percentage was favorably impacted by price increases, which was offset by continued increases in inbound ocean and air freight charges during the period due to logistic challenges. We expect the logistics challenges to mitigate during the remainder of the year.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2022 was $148.9 million, or 42.5% of net sales compared to $134.8 million, or 42.0% of net sales for the comparable period in 2021. The increase in selling, general and administrative expense for the nine months ended September 30, 2022 as compared to the prior year comparable period was driven by the costs associated with additional retail stores, increased sales and marketing spend to drive digital sales, and increased travel and entertainment spend coming out of the COVID-19 pandemic. These increases were partially offset by a decrease in variable marketplace expenses based on decreased sales in the wholesale channel, as well as a decrease in stock-based compensation and bonus related expenses.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was $30.3 million, an increase of $2.4 million when compared to segment operating income of $27.9 million for the same period in 2021, based on the factors described above.
BOA

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$50,019	100.0%	$39,496	100.0%	$166,215	100.0%	$120,033	100.0%
Gross profit	$29,875	59.7%	$23,950	60.6%	$101,973	61.4%	$74,491	62.1%
SG&A	$12,725	25.4%	$12,696	32.1%	$39,223	23.6%	$36,450	30.4%
Segment operating income	$12,975	25.9%	$7,091	18.0%	$50,237	30.2%	$25,798	21.5%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were $50.0 million as compared to net sales of $39.5 million for the three months ended September 30, 2021, an increase of $10.5 million, or 26.6%. The increase was reflected across key industries including Snow Sports, Outdoor, Athletic and Workwear. The three factors impacting their growth rates were market share gains, increased consumer participation as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 59.7% in the three months ended September 30, 2022 as compared to 60.6% for the three months ended September 30, 2021. The decrease in gross profit as a percentage of net sales was driven by product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2022 was $12.7 million, or 25.4% of net sales compared to $12.7 million, or 32.1% of net sales for the comparable period in 2021. Selling, general, and administrative expense was flat quarter over quarter, with increased employee costs related to incremental headcount and marketing investments offset by $1.1 million in integration services fees paid to CGM that did not recur in the current quarter.
Segment operating income
Segment operating income for the three months ended September 30, 2022 was $13.0 million, an increase of $5.9 million when compared to segment operating income of $7.1 million for the same period in 2021, based on the factors described above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were $166.2 million as compared to net sales of $120.0 million for the nine months ended September 30, 2021, an increase of $46.2 million, or 38.5%. The increase was reflected across key industries including Snow Sports, Outdoor, Athletic and Workwear. The three factors impacting their growth rates were market share gains, increased consumer participation as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.

Gross profit
Gross profit as a percentage of net sales was 61.4% in the nine months ended September 30, 2022 as compared to 62.1% for the nine months ended September 30, 2021. The decrease in gross profit as a percentage of net sales was driven by product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2022 was $39.2 million, or 23.6% of net sales compared to $36.5 million, or 30.4% of net sales for the comparable period in 2021. The increase in selling, general, and administrative expense is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments. Selling general and administrative expense in the nine months ended September 30, 2021 included $3.3 million in integration services fees paid to CGM that did not recur in the current year.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was $50.2 million, an increase of $24.4 million when compared to income from operations of $25.8 million for the same period in 2021, based on the factors described above.
Ergobaby

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$21,540	100.0%	$19,816	100.0%	$68,256	100.0%	$69,100	100.0%
Gross profit	$13,157	61.1%	$13,121	66.2%	$42,129	61.7%	$45,977	66.5%
SG&A	$10,576	49.1%	$10,892	55.0%	$32,302	47.3%	$33,869	49.0%
Segment operating income	$593	2.8%	$246	1.2%	$3,866	5.7%	$5,964	8.6%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were $21.5 million, an increase of $1.7 million, or 8.7%, compared to the same period in 2021. During the three months ended September 30, 2022, international sales were approximately $14.6 million, representing an increase of $3.0 million over the corresponding period in 2021, primarily as a result of consistent orders to the Asia-Pacific region in 2022 as compared to 2021 when we saw delayed production orders to the region due to COVID-19. Domestic sales were $6.9 million in the third quarter of 2022, reflecting a decrease of $1.3 million compared to the corresponding period in 2021. The decrease in domestic sales was primarily attributable to continued softness in Tula brand sales and a hold on orders to a large domestic retailer.
Gross profit
Gross profit as a percentage of net sales was 61.1% for the three months ended September 30, 2022, as compared to 66.2% for the three months ended September 30, 2021. The decrease in gross profit as a percentage of sales was due to shifts in channel mix, product mix, increased material costs as well as the impact of changing foreign exchange rates in the European Union.
Selling, general and administrative expense
Selling, general and administrative expense decreased $0.3 million quarter over quarter, with expense of $10.6 million, or 49.1% of net sales for the three months ended September 30, 2022 as compared to $10.9 million or 55.0% of net sales for the same period of 2021. The decrease in selling, general and administrative expense in the three months ended September 30, 2022 as compared to the comparable period in the prior year is due to favorable payroll expense.

Segment operating income
Ergobaby had segment operating income of $0.6 million for the three months ended September 30, 2022, an increase of $0.3 million compared to the same period in 2021, based on the factors noted above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were $68.3 million, a decrease of $0.8 million, or 1.2%, compared to the same period in 2021. During the nine months ended September 30, 2022, international sales were approximately $43.3 million, representing an increase of $0.3 million over the corresponding period in 2021, primarily as a result of the timing of sales to Asia-Pacific distributors and Canada specialty account sales. Domestic sales were $25.0 million in the first nine months of 2022, reflecting a decrease of $1.0 million compared to the corresponding period in 2021. The decrease in domestic sales was primarily attributable to lower Tula e-commerce sales versus the prior year.
Gross profit
Gross profit as a percentage of net sales was 61.7% for the nine months ended September 30, 2022, as compared to 66.5% for the nine months ended September 30, 2021. The decrease in gross profit as a percentage of sales was due to channel mix shifts, increased material costs, increased inbound freight (including air freight) as a result of supply chain shortages, as well as the impact of changing foreign exchange rates in the European Union.
Selling, general and administrative expense
Selling, general and administrative expense decreased $1.6 million year over year, with expense of $32.3 million, or 47.3% of net sales for the nine months ended September 30, 2022 as compared to $33.9 million or 49.0% of net sales for the same period of 2021. The decrease in selling, general and administrative expense in the nine months ended September 30, 2022 as compared to the comparable period in the prior year is due to favorable payroll expenses.
Segment operating income
Ergobaby had segment operating income of $3.9 million for the nine months ended September 30, 2022, a decrease of $2.1 million compared to the same period in 2021, based on the factors noted above.
Lugano
In the following results of operations, we provide comparative pro forma results of operations for Lugano for the three and nine months ended September 30, 2021 as if we had acquired the business on January 1, 2021. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Lugano have been included in the consolidated results of operation from the date of acquisition in September 2021.

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
			Pro forma				Pro forma
Net sales	$51,145	100.0%	$29,498	100.0%	$137,229	100.0%	$81,881	100.0%
Gross profit	$24,207	47.3%	$14,196	48.1%	$67,286	49.0%	$40,129	49.0%
SG&A	$10,145	19.8%	$7,113	24.1%	$27,208	19.8%	$14,671	17.9%
Segment operating income	$12,635	24.7%	$6,895	23.4%	$35,885	26.1%	$24,895	30.4%
Pro forma results of operations include the following pro form adjustments as if we had acquired Lugano January 1, 2021:
•Management fees that would have been payable to the Manager during each period.

Three months ended September 30, 2022 compared to Pro forma three months ended September 30, 2021
Net sales
Net sales for the quarter ended September 30, 2022 increased approximately $21.6 million, or 73.4%, to $51.1 million, compared to the corresponding quarter ended September 30, 2021. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced an increase in sales as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of functions it has attended.
Gross profit
Gross profit as a percentage of net sales totaled approximately 47.3% and 48.1% for the quarters ended September 30, 2022 and September 30, 2021, respectively. In the current quarter, Lugano recorded $1.5 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the three months ended September 30, 2022 was 50.3%. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $10.1 million for the three months ended September 30, 2022 as compared to $7.1 million in selling, general and administrative expense in the three months ended September 30, 2021. Selling, general and administrative expense represented 19.8% of net sales in the three months ended September 30, 2022 and 24.1% of net sales for the same period of 2021. The increase in selling, general and administrative expense is primarily due to increased marketing spend and personnel costs. Lugano has increased its head count in the last year as it invests in additional professionals to support its growth.
Segment operating income
Segment operating income increased during the three months ended September 30, 2022 to $12.6 million, as compared to $6.9 million in the corresponding period in 2021. This increase was a result of the factors noted above.
Nine months ended September 30, 2022 compared to Pro forma nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 increased approximately $55.3 million, or 67.6%, to $137.2 million, compared to the corresponding nine months ended September 30, 2021. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The sales in the first half of the prior year were still impacted by the effects of the COVID-19 pandemic which limited the number of events attended by Lugano and led to reduced net sales as compared to the current year. In the current year, Lugano has experienced an increase in sales as it has invested in building out its sales, marketing and event staff and increased the number of functions it has attended.
Gross profit
Gross profit as a percentage of net sales totaled approximately 49.0% and 49.0% for the nine months ended September 30, 2022 and September 30, 2021, respectively. In the current year, Lugano recorded $3.9 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the nine months ended September 30, 2022 was 51.8%. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $27.2 million for the nine months ended September 30, 2022 as compared to $14.7 million in selling, general and administrative expense in the nine months ended September 30, 2021. Selling, general and administrative expense represented 19.8% of net sales in the nine months ended September 30, 2022 and 17.9% of net sales for the same period of 2021. Lugano has increased its head count in the last year as it invests in additional professionals to support its growth, and has expanded its investment in advertising and marketing spend during the current year.
Segment operating income
Segment operating income increased during the nine months ended September 30, 2022 to $35.9 million, as compared to $24.9 million in the corresponding period in 2021. This increase was a result of the factors noted above.
Marucci Sports

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$42,753	100.0%	$25,040	100.0%	$122,481	100.0%	$86,328	100.0%
Gross profit	$24,868	58.2%	$14,226	56.8%	$60,826	49.7%	$48,389	56.1%
SG&A	$14,102	33.0%	$8,851	35.3%	$38,935	31.8%	$27,789	32.2%
Segment operating income	$7,692	18.0%	$3,580	14.3%	$14,141	11.5%	$15,267	17.7%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were $42.8 million, an increase of $17.7 million as compared to net sales of $25.0 million for the three months ended September 30, 2021. The increase in net sales was primarily due to Marucci's successful launch of its CatX bat line in August of 2022. Additionally, the increase is attributable to Marucci's acquisition of Lizard Skins in the fourth quarter of 2021, as well as increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the quarter ended September 30, 2022 increased $10.6 million as compared to the three months ended September 30, 2021. Gross profit as a percentage of net sales for the three months ended September 30, 2022 was 58.2%, as compared to gross profit as a percentage of sales of 56.8% for the three months ended September 30, 2021. The increase in gross profit as a percentage of net sales during the quarter ended September 30, 2022 as compared to the quarter ended September 30, 2021, was primarily due to adjustments to the Lizards Skins inventory purchase price allocation.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2022 was $14.1 million, or 33.0% of net sales compared to $8.9 million, or 35.3% of net sales for the three months ended September 30, 2021. The increase in selling, general and administrative expense for the three months ended September 30, 2022 partially correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci also incurred additional professional fees, personnel costs and marketing expenses in 2022 related to investments supporting growth.
Segment operating income
Segment operating income for the three months ended September 30, 2022 was $7.7 million, an increase of $4.1 million when compared to segment operating income of $3.6 million for the same period in 2021, primarily as a result of the factors noted above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were $122.5 million, an increase of $36.2 million as compared to net sales of $86.3 million for the nine months ended September 30, 2021. The increase in net sales was due to Marucci's acquisition of Lizard Skins in the fourth quarter of 2021, as well as increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the nine months ended September 30, 2022 increased $12.4 million as compared to the nine months ended September 30, 2021. Gross profit as a percentage of net sales for the nine months ended September 30, 2022 was 49.7%, as compared to gross profit as a percentage of sales of 56.1% for the nine months ended September 30, 2021. The decrease in gross profit as a percentage of net sales during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, was primarily due to increased freight costs during the first half of 2022, as delays in Marucci's supply chain coupled with demand exceeding the company's forecast led to increased use of air freight to meet increased demand from Marucci's customer base.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2022 was $38.9 million, or 31.8% of net sales compared to $27.8 million, or 32.2% of net sales for the nine months ended September 30, 2021. The increase in selling, general and administrative expense for the nine months ended September 30, 2022 correlates to the increase in net sales, including the Lizards Skins acquisition, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci has also incurred additional professional fees, personnel costs and marketing expenses in 2022 related to investments supporting growth.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was $14.1 million, a decrease of $1.1 million when compared to income from operations of $15.3 million for the same period in 2021, primarily as a result of the factors noted above and an increase in amortization expense related to the Lizard Skins intangibles assets.
PrimaLoft
In the following results of operations, we provide comparative pro forma results of operations for PrimaLoft for the three and nine months ended September 30, 2022 and 2021 as if we had acquired the business on January 1, 2021. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for PrimaLoft have been included in the consolidated results of operation from the date of acquisition in July 2022.

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Pro forma		Pro forma		Pro forma		Pro forma
Net sales	$13,031	100.0%	$12,906	100.0%	$65,897	100.0%	$52,388	100.0%
Gross profit	$7,194	55.2%	$8,016	62.1%	$39,229	59.5%	$31,472	60.1%
SG&A	$10,780	82.7%	$3,786	29.3%	$18,746	28.4%	$11,302	21.6%
Segment operating income (loss)	$(7,942)	(60.9)%	$(126)	(1.0)%	$7,414	11.3%	$7,101	13.6%
Pro forma results of operations include the following pro form adjustments as if we had acquired PrimaLoft January 1, 2021:
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation of PrimaLoft of $0.7 million and $8.9 million, respectively, for the three and nine months ended September 30, 2022, and $4.1 million and $12.3 million, respectively, for the three and nine months ended September 30, 2021.
•Management fees that would have been payable to the Manager during each period.

Proforma three months ended September 30, 2022 compared to proforma three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were $13.0 million, an increase of $0.1 million as compared to net sales of $12.9 million for the three months ended September 30, 2021.
Gross profit
Gross profit for the quarter ended September 30, 2022 decreased $0.8 million as compared to the three months ended September 30, 2021. Gross profit as a percentage of net sales for the three months ended September 30, 2022 was 55.2%, as compared to gross profit as a percentage of sales of 62.1% for the three months ended September 30, 2021. In the current quarter, PrimaLoft recorded $0.6 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the three months ended September 30, 2022 was 60.0%. Gross profit as a percentage of sales decreased quarter over quarter primarily due to an increase in input costs ahead of price increases.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2022 was $10.8 million, or 82.7% of net sales compared to $3.8 million, or 29.3% of net sales for the three months ended September 30, 2021. Selling, general and administrative expense in the current quarter includes $5.8 million of transaction costs related to the Company's acquisition of PrimaLoft, and $1.1 million in integration services fees.
Segment operating income (loss)
Segment operating loss for the three months ended September 30, 2022 was $7.9 million, a decrease of $7.8 million when compared to segment operating loss of $0.1 million for the same period in 2021, primarily as a result of the factors noted above.
Proforma nine months ended September 30, 2022 compared to proforma nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were $65.9 million, an increase of $13.5 million as compared to net sales of $52.4 million for the nine months ended September 30, 2021 due to market share gains.
Gross profit
Gross profit for the nine months ended September 30, 2022 increased $7.8 million as compared to the nine months ended September 30, 2021. Gross profit as a percentage of net sales for the nine months ended September 30, 2022 was 59.5%, as compared to gross profit as a percentage of sales of 60.1% for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, PrimaLoft recorded $0.6 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the nine months ended September 30, 2022 was 60.5%.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2022 was $18.7 million, or 28.4% of net sales compared to $11.3 million, or 21.6% of net sales for the nine months ended September 30, 2021. Selling, general and administrative expense in the nine months ended September 30, 2022, includes $5.8 million of transaction costs related to the Company's acquisition of PrimaLoft, and $1.1 million in integration services fees.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was $7.4 million, an increase of $0.3 million when compared to income from operations of $7.1 million for the same period in 2021, primarily as a result of the factors noted above.

Velocity Outdoor

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$75,482	100.0%	$76,901	100.0%	$180,774	100.0%	$205,891	100.0%
Gross profit	$22,314	29.6%	$25,436	33.1%	$50,678	28.0%	$66,553	32.3%
SG&A	$9,569	12.7%	$10,123	13.2%	$24,620	13.6%	$26,290	12.8%
Segment operating income	$10,225	13.5%	$12,905	16.8%	$18,721	10.4%	$33,039	16.0%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were $75.5 million, a decrease of $1.4 million or 1.8%, compared to the same period in 2021. The decrease in net sales for the three months ended September 30, 2022 is primarily due to inflationary pressures impacting the demand for Airgun products partially offset by new Archery product releases.
Gross profit
Gross profit for the quarter ended September 30, 2022 decreased $3.1 million as compared to the quarter ended September 30, 2021. Gross profit as a percentage of net sales decreased to 29.6% for the three months ended September 30, 2022 as compared to 33.1% in the three months ended September 30, 2021 due to increased supply chain costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2022 was $9.6 million, or 12.7% of net sales compared to $10.1 million, or 13.2% of net sales for the three months ended September 30, 2021. The decrease in selling, general and administrative expense for the three months ended September 30, 2022 as compared to the prior period is driven by volume related expenses along with continued cost management. We continue to invest in consumer marketing.
Segment operating income
Segment operating income for the three months ended September 30, 2022 was $10.2 million, a decrease of $2.7 million when compared to segment operating income of $12.9 million for the same period in 2021 based on the factors noted above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were $180.8 million, a decrease of $25.1 million or 12.2%, compared to the same period in 2021. The decrease in net sales for the nine months ended September 30, 2022 is primarily due to inflationary pressure impacting demand for Airgun products partially offset by the impact of new Archery product releases.
Gross profit
Gross profit for the nine months ended September 30, 2022 decreased $15.9 million as compared to the nine months ended September 30, 2021. Gross profit as a percentage of net sales decreased to 28.0% for the nine months ended September 30, 2022 as compared to 32.3% in the nine months ended September 30, 2021 due to product mix as Velocity sold more legacy products with lower margins versus new models at higher margins along with increased supply chain costs.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2022 was $24.6 million, or 13.6% of net sales compared to $26.3 million, or 12.8% of net sales for the nine months ended September 30, 2021. The increase in selling, general and administrative expense as a percentage of net sales for the nine months ended September 30, 2022 as compared to the prior period is driven by the decrease in net sales as spending on selling, general and administrative expense was down year-over-year driven by volume related expenses. We continue to invest in consumer marketing.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was $18.7 million, a decrease of $14.3 million when compared to segment operating income of $33.0 million for the same period in 2021 based on the factors noted above.
Niche Industrial Businesses
Advanced Circuits

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$21,788	100.0%	$23,182	100.0%	$67,194	100.0%	$67,209	100.0%
Gross profit	$9,758	44.8%	$10,696	46.1%	$30,782	45.8%	$30,413	45.3%
SG&A	$4,660	21.4%	$3,771	16.3%	$13,091	19.5%	$11,399	17.0%
Segment operating income	$4,973	22.8%	$6,791	29.3%	$17,303	25.8%	$18,610	27.7%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were $21.8 million, a decrease of approximately $1.4 million or 6.0% compared to the three months ended September 30, 2021. The decrease in net sales for the quarter ended September 30, 2022 as compared to the quarter ended September 30, 2021 was due primarily to decreased sales in the Quick-Turn Production and Subcontract product lines.
Gross profit
Gross profit as a percentage of net sales decreased during the three months ended September 30, 2022 compared to the corresponding period in 2021 (44.8% at September 30, 2022 compared to 46.1% at September 30, 2021) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $4.7 million in the three months ended September 30, 2022 and $3.8 million in the three months ended September 30, 2021. Selling, general and administrative expense represented 21.4% of net sales for the three months ended September 30, 2022 and 16.3% of net sales in the corresponding period in 2021. The selling, general and administrative expense in the current quarter included $0.9 million in transaction costs associated with a potential divestiture of Advanced Circuits that was terminated during the third quarter.
Segment operating income
Segment operating income for the three months ended September 30, 2022 was $5.0 million as compared to $6.8 million the three months ended September 30, 2021, a decrease of $1.8 million based on the factors noted above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for both the nine months ended September 30, 2022 and the nine months ended September 30, 2021 were $67.2 million.
Gross profit
Gross profit as a percentage of net sales was 45.8% during the nine months ended September 30, 2022 compared to 45.3% in the corresponding period in 2021 primarily as a result of sales mix.

Selling, general and administrative expense
Selling, general and administrative expense was approximately $13.1 million in the nine months ended September 30, 2022 and $11.4 million in the nine months ended September 30, 2021. Selling, general and administrative expense represented 19.5% of net sales for the nine months ended September 30, 2022 and 17.0% of net sales in the corresponding period in 2021. The selling, general and administrative expense in the current quarter included $0.9 million in transaction costs associated with a potential divestiture of Advanced Circuits that was terminated during the third quarter.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was $17.3 million as compared to $18.6 million the nine months ended September 30, 2021, a decrease of $1.3 million based on the factors noted above.
Altor Solutions

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$69,618	100.0%	$44,122	100.0%	$199,590	100.0%	$122,582	100.0%
Gross profit	$15,284	22.0%	$11,636	26.4%	$43,246	21.7%	$30,978	25.3%
SG&A	$6,127	8.8%	$4,016	9.1%	$17,132	8.6%	$11,222	9.2%
Segment operating income	$6,561	9.4%	$5,380	12.2%	$18,303	9.2%	$13,612	11.1%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the quarter ended September 30, 2022 were $69.6 million, an increase of $25.5 million, or 57.8%, compared to the quarter ended September 30, 2021. The increase in net sales during the quarter was due to the acquisition of Plymouth Foam in October 2021, organic growth in Altor's appliance and cold chain customer sectors, and contractual and general increases in selling prices during the latter half of 2021 and the first half of 2022. Plymouth Foam sales for the quarter ended September 30, 2022 were $17.6 million.
Gross profit
Gross profit as a percentage of net sales was 22.0% and 26.4% for the three months ended September 30, 2022 and 2021, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended September 30, 2022, was primarily due to increases in the price of Altor's primary raw material, expanded polystyrene ("EPS") ahead of the timing of contractual price increases for a majority of customers, and increased operating costs, particularly labor, ahead of the timing of contractual price increases for a majority of its customers. We expect gross profit as a percentage of net sales to improve in the near to intermediate term as we have contractual price increases planned and we expect raw material input costs to stabilize.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2022 was $6.1 million as compared to $4.0 million for the three months ended September 30, 2021, an increase of $2.1 million. The increase in selling, general and administrative expense in the third quarter of 2022 was due to the acquisition of Plymouth Foam.
Segment operating income
Segment operating income was $6.6 million in the three months ended September 30, 2022, an increase of $1.2 million as compared to the three months ended September 30, 2021, based on the factors noted above.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were $199.6 million, an increase of $77.0 million, or 62.8%, compared to the nine months ended September 30, 2021. The increase in net sales during the nine months ended September 30, 2022 was primarily due to the acquisition of Plymouth Foam in October 2021, organic growth in Altor's appliance and cold chain customer sectors, and contractual and general increases in selling prices during the latter half of 2021 and the first half of 2022. Plymouth Foam sales for the nine months ended September 30, 2022 were $49.6 million.
Gross profit
Gross profit as a percentage of net sales was 21.7% and 25.3% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit as a percentage of net sales in the nine months ended September 30, 2022, was primarily due to increases in the price of Altor's primary raw material, expanded polystyrene ("EPS"), and increased operating costs, particularly labor. We expect gross profit as a percentage of net sales to improve in the near to intermediate term as we have contractual price increases planned and we expect raw material input costs to stabilize.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2022 was $17.1 million as compared to $11.2 million for the nine months ended September 30, 2021, an increase of $5.9 million. The increase in selling, general and administrative expense in the nine months ended September 30, 2022 was due to the acquisition of Plymouth Foam.
Segment operating income
Segment operating income was $18.3 million in the nine months ended September 30, 2022, an increase of $4.7 million as compared to the nine months ended September 30, 2021, based on the factors noted above.
Arnold

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$39,377	100.0%	$36,852	100.0%	$116,319	100.0%	$101,893	100.0%
Gross profit	$12,742	32.4%	$10,957	29.7%	$35,000	30.1%	$28,892	28.4%
SG&A	$6,530	16.6%	$5,410	14.7%	$18,352	15.8%	$15,982	15.7%
Segment operating income	$5,462	13.9%	$4,611	12.5%	$14,075	12.1%	$10,104	9.9%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were approximately $39.4 million, an increase of $2.5 million compared to the same period in 2021. International sales were $13.0 million in the three months ended September 30, 2022 and $10.3 million in the three months ended September 30, 2021. The increase in net sales is primarily a result of increased demand in several markets including industrial and oil and gas.
Gross profit
Gross profit for the three months ended September 30, 2022 was approximately $12.7 million compared to approximately $11.0 million in the same period of 2021. Gross profit as a percentage of net sales increased to 32.4% for the quarter ended September 30, 2022 from 29.7% in the quarter ended September 30, 2021 principally due to increased volume, favorable product mix and improved operational efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended September 30, 2022 was $6.5 million, an increase in expense of approximately $1.1 million compared to $5.4 million for the three months ended September 30, 2021. Selling, general and administrative expense was 16.6% of net sales in the three months ended September 30, 2022 and 14.7% in the three months ended September 30, 2021. The increase in selling general and administrative expense was due primarily to increased staffing related costs and increased travel and commission expenses.
Segment operating income
Segment operating income for the three months ended September 30, 2022 was approximately $5.5 million, an increase of $0.9 million when compared to the same period in 2021, as a result of the factors noted above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were approximately $116.3 million, an increase of $14.4 million compared to the same period in 2021. International sales were $36.4 million in the nine months ended September 30, 2022 and $31.9 million in the nine months ended September 30, 2021. The increase in net sales is primarily a result of increased demand in several markets including industrial and transportation, driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021.
Gross profit
Gross profit for the nine months ended September 30, 2022 was approximately $35.0 million compared to approximately $28.9 million in the same period of 2021. Gross profit as a percentage of net sales increased to 30.1% for the nine months ended September 30, 2022 from 28.4% in the nine months ended September 30, 2021 principally due to increased volume, favorable product mix and improved operational efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the nine months ended September 30, 2022 was $18.4 million, an increase in expense of approximately $2.4 million compared to $16.0 million for the nine months ended September 30, 2021. Selling, general and administrative expense was 15.8% of net sales in the nine months ended September 30, 2022 and 15.7% in the nine months ended September 30, 2021. The increase in selling general and administrative expense was due primarily to increased staffing related costs driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021, and increased travel and commission expenses.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was approximately $14.1 million, an increase of $4.0 million when compared to the same period in 2021, as a result of the factors noted above.
Sterno

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net sales	$88,636	100.0%	$100,827	100.0%	$249,745	100.0%	$267,398	100.0%
Gross profit	$14,469	16.3%	$17,627	17.5%	$49,066	19.6%	$53,068	19.8%
SG&A	$7,417	8.4%	$9,017	8.9%	$22,491	9.0%	$24,840	9.3%
Segment operating income	$2,795	3.2%	$4,232	4.2%	$13,783	5.5%	$15,094	5.6%
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Net sales
Net sales for the three months ended September 30, 2022 were approximately $88.6 million, a decrease of $12.2 million, or 12.1%, compared to the same period in 2021. The net sales variance reflects lower sales at Rimports due to changes in consumer discretionary buying behaviors as a result of inflationary pressures, partially offset by strong sales at Sterno with increased spending in travel, entertainment, weddings and conventions.

Gross profit
Gross profit as a percentage of net sales decreased from 17.5% for the three months ended September 30, 2021 to 16.3% for the three months ended September 30, 2022. The decrease in gross profit percentage in the third quarter of 2022 as compared to the third quarter of 2021 was primarily attributable to material cost pressures and higher inventory provision at Rimports, as well as higher freight costs and reduced absorption of overhead costs at Rimports due to lower sales volumes.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2022 was approximately $7.4 million as compared to $9.0 million for the three months ended September 30, 2021, a decrease of $1.6 million reflecting lower salaries, bonus, commissions, travel, and marketing programs in the current quarter. Selling, general and administrative expense represented 8.4% of net sales for the three months ended September 30, 2022 and 8.9% for the three months ended September 30, 2021.
Segment operating income
Segment operating income for the three months ended September 30, 2022 was approximately $2.8 million, a decrease of $1.4 million compared to the three months ended September 30, 2021 based on the factors noted above.
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
Net sales
Net sales for the nine months ended September 30, 2022 were approximately $249.7 million, a decrease of $17.7 million, or 6.6%, compared to the same period in 2021. The net sales variance reflects softer sales at Rimports due to change in discretionary consumer buying behaviors due to inflation pressures, partially offset by strong sales at Sterno with increased business travel and conventions.
Gross profit
Gross profit as a percentage of net sales decreased from 19.8% for the nine months ended September 30, 2021 to 19.6% for the same period ended September 30, 2022. The decrease in gross profit percentage in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to increases in raw material costs and freight, and the continuing impact of absorbing overhead on the reduced sales volume at Rimports.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2022 was approximately $22.5 million as compared to $24.8 million for the nine months ended September 30, 2021, a decrease of $2.3 million reflecting lower salaries and benefits in the current period. Selling, general and administrative expense represented 9.0% of net sales for the nine months ended September 30, 2022 and 9.3% for the nine months ended September 30, 2021.
Segment operating income
Segment operating income for the nine months ended September 30, 2022 was approximately $13.8 million, a decrease of $1.3 million compared to the nine months ended September 30, 2021 based on the factors noted above.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding.
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of September 30, 2022, we had $1000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300 million of indebtedness associated with our 5.000% 2032 Notes, $397.5 million outstanding on our 2022 Term Loan, and $113.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At September 30, 2022, approximately 30% of our outstanding debt was subject to interest rate changes.
At September 30, 2022, we had approximately $61.3 million of cash and cash equivalents on hand, a decrease of $99.5 million as compared to the year ended December 31, 2021. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Our availability under our 2022 Revolving Credit Facility at September 30, 2022 was $484.7 million. The change in cash and cash equivalents for the nine months ended September 30, 2022 and 2021 is as follows:
Operating Activities:

	Nine months ended
(in thousands)	September 30, 2022	September 30, 2021
Cash (used in) provided by operating activities	$(39,923)	$147,148

For the nine months ended September 30, 2022, cash flows used in operating activities totaled approximately $39.9 million, which represents a $187.1 million decrease compared to cash provided by operating activities of $147.1 million during the nine-month period ended September 30, 2021. Cash used in operating activities for working capital for the nine months ended September 30, 2022 was $223.2 million, as compared to cash used in operating activities for working capital of $14.7 million for the nine months ended September 30, 2021. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter. In the fourth quarter of 2021 and continuing into 2022, several of our subsidiary businesses increased inventory levels to combat supply chain issues given longer lead times. The increase in cash used in operating activities for working capital in 2022 also reflects the acquisition of Lugano in the third quarter of the prior year. Further, Lugano has used significant cash to build inventory to support its sales growth strategy.
Investing Activities:

	Nine months ended
(in thousands)	September 30, 2022	September 30, 2021
Cash used in investing activities	$(598,951)	$(202,429)

Cash flows used in investing activities for the nine months ended September 30, 2022 totaled $599.0 million, compared to cash used in investing activities of $202.4 million in the same period of 2021. During the third quarter of 2022, we completed our acquisition of PrimaLoft and our Velocity business had a small add-on acquisition. The total amount of cash used for acquisitions in 2022 totaled $564.9 million. In the prior year, our investing activities reflect the acquisition of Lugano in September 2021 and an add-on acquisition at our Arnold subsidiary in March 2021. The total amount of cash used for acquisitions in 2021 totaled $302.1 million. Capital expenditures spend increased $11.7 million during the nine months ended September 30, 2022 as compared to the nine months ended

September 30, 2021, with $39.7 million in capital expenditures in 2022 and $28.0 million in capital expenditures in 2021. The increase in capital expenditures is primarily to support the retail store growth at both 5.11 and Lugano. We expect capital expenditures for the full year of 2022 to be approximately $50 million to $60 million.
Financing Activities:

	Nine months ended
(in thousands)	September 30, 2022	September 30, 2021
Cash provided by financing activities	$542,128	$54,872

Cash flows provided by financing activities totaled approximately $542.1 million during the nine months ended September 30, 2022 compared to cash flows provided by financing activities of $54.9 million during the nine months ended September 30, 2021. During the current year, we entered into our 2022 Credit Facility which provides for a $400 million term loan. The net amount of cash provided by debt proceeds under our 2022 Credit Facility in 2022, including the 2022 Term Loan and draws on our revolving credit facility, was $510.5 million, most of which was used to fund our acquisition of PrimaLoft in July 2022. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Senior Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Senior Notes. In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At The Market program pursuant to which we may sell common shares of the Trust. We received $83.9 million in net cash proceeds from the sale of Trust common shares under this program in the nine months ended September 30, 2022 and $18.5 million in the nine months ended September 30, 2021. Financing activities in both periods reflect the payment of our common and preferred share distributions. Additionally, financing activities in both periods reflect cash received from noncontrolling shareholders related to our acquisition of PrimaLoft in 2022 ($35.3 million in cash proceeds provided by noncontrolling shareholders) and Lugano in 2021 ($68.0 million in cash proceeds provided by noncontrolling shareholders). During the nine months ended September 30, 2021, we made a distribution to the Allocation Member of $17.3 million related to the five-year holding event of our Liberty, Ergobaby and Advanced Circuits businesses.
Intercompany Debt
A component of our acquisition financing strategy that we utilize in acquiring the subsidiary businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level through our existing credit facility. Our strategy of providing intercompany debt financing within the capital structure of our subsidiaries allows us the ability to distribute cash to the parent company through monthly interest payments and amortization of the principal on these intercompany loans. Each loan to our subsidiary businesses has a scheduled maturity and each subsidiary business is entitled to repay all or a portion of the principal amount of the outstanding loans, without penalty, prior to maturity. Certain of our subsidiaries have paid down their respective intercompany debt balances through the cash flow generated by these subsidiaries and we have recapitalized, and expect to continue to recapitalize, these subsidiaries in the normal course of our business. The recapitalization process involves funding the intercompany debt using either cash on hand at the parent or our applicable credit facility, and serves the purpose of optimizing the capital structure at our subsidiaries and providing the noncontrolling shareholders with a distribution on their ownership interest in a cash flow positive business.
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
In the first quarter of 2022, we amended the 5.11 and Lugano intercompany credit agreements. The 5.11 amendment increased the capital expenditure allowable under the credit agreement to account for additional growth capital expenditure opportunities primarily related to retail expansion, and amended the financial covenants to reflect the increased allowable expenditure. The Lugano amendment increased the amount available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Lugano intercompany credit agreement again in the second quarter of 2022 to increase the amount in available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Velocity intercompany credit agreement in the third quarter of 2022 to increase the amount of the

Velocity term loan to allow for the financing of an add-on acquisition. All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2022.
As of September 30, 2022, we had the following outstanding loans due from each of our subsidiary businesses:

(in thousands)
5.11	$179,447
BOA	78,945
Ergobaby	87,627
Lugano	211,811
Marucci	101,549
PrimaLoft	165,725
Velocity Outdoor	139,032
Advanced Circuits	72,631
Altor	124,587
Arnold	68,452
Sterno	198,258
Total intercompany debt	$1,428,064
Corporate and eliminations	(1,428,064)
Total	$—
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
Financing Arrangements
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement (the "2022 Credit Facility") to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million (the "2022 Revolving Credit Facility") and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the maturity date of loans advanced under the 2022 Revolving Credit Facility. The 2022 Credit Facility also provides for a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date.
We had $484.7 million in net availability under the 2022 Revolving Credit Facility at September 30, 2022. The outstanding borrowings under the 2022 Revolving Credit Facility include $2.3 million of outstanding letters of credit at September 30, 2022.
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provided for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. The Company repaid the outstanding amounts under the 2021 credit facility in the third quarter of 2022 in connection with entering into the 2022 Credit Facility.

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
The following table reflects required and actual financial ratios as of September 30, 2022 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	3.45:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	1.05:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	3.93:1.0

We have the ability to exercise an option under our 2022 Credit Facility to increase our Consolidated Total Leverage Ratio to 5.75:1.0 within 45 days subsequent to September 30, 2022.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Interest on credit facilities	$5,434	$1,920
Interest on Senior Notes	50,625	39,417
Unused fee on Revolving Credit Facility	1,504	1,207
Amortization of bond premium	—	(83)
Other interest expense	214	158
Interest income	(40)	(12)
Interest expense, net	$57,737	$42,607

The following table provides the effective interest rate of the Company’s outstanding debt at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	4.89%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.29%	300,000
2022 Term Loan	4.56%	397,500	N/a	—
2022 Revolving Credit Facility	4.68%	113,000	N/a	—
Unamortized debt issuance costs		(16,135)		(15,174)
Total debt outstanding		$1,794,365		$1,284,826

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
Non-GAAP financial measures are provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. These measures are not intended to replace the presentation of financial results in accordance with U.S. GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies. The presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our subsidiary businesses and facilitate the comparison of past and present operations.
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

We believe that EBITDA, Adjusted EBITDA and Adjusted Earnings provide useful information to investors and reflect important financial measures that are used by management in the monthly analysis of our operating results and in preparation of our annual budgets. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures as this presentation allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our subsidiary businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.
We believe that Adjusted EBITDA and Adjusted Earnings provide useful information to investors and reflects important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near-term operations. When compared to net income (loss) and net income (loss) from continuing operations, Adjusted Earnings and Adjusted EBITDA, respectively, are each limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our subsidiary businesses or the non-cash charges associated with impairments, as well as certain cash charges. The presentation of Adjusted Earnings provides insight into our operating results and provides a measure for evaluating earnings from continuing operations available to common shareholders. EBITDA, Adjusted EBITDA and Adjusted Earnings are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(51,431)	$15,540	37,122	$(634)	$21,871	$(8,492)	$8,374	$7,826	$9,510	$7,149	$7,217	$2,337	$56,389
Adjusted for:
Provision for income taxes	12,119	4,999	6,819	432	5,863	(3,570)	2,821	2,372	2,600	2,907	2,768	(929)	39,201
Interest expense, net	57,559	12	(19)	2	12	(4)	13	142	—	—	20	—	57,737
Intercompany interest	(71,727)	9,501	5,634	4,000	7,841	3,251	4,649	6,987	4,851	7,844	3,947	13,222	—
Loss on debt extinguishment	534	—	—	—	—	—	—	—	—	—	—	—	534
Depreciation and amortization	862	16,804	16,345	6,061	8,385	4,194	9,558	9,981	1,634	12,254	6,065	15,272	107,415
EBITDA	(52,084)	46,856	65,901	9,861	43,972	(4,621)	25,415	27,308	18,595	30,154	20,017	29,902	261,276
Other (income) expense	(73)	93	498	4	2	260	(1,829)	1,154	251	219	—	(1,185)	(606)
Noncontrolling shareholder compensation	—	1,210	1,889	1,154	800	—	1,089	742	372	910	38	647	8,851
Acquisition expenses	—	—	—	—	—	5,680	—	222	—	216	—	—	6,118
Integration services fee	—	—	—	—	1,688	1,063	—	—	—	—	—	—	2,751
Other	—	—	—	250	—	—	1,802	—	853	—	—	1,211	4,116
Adjusted EBITDA	$(52,157)	$48,159	$68,288	$11,269	$46,462	$2,382	$26,477	$29,426	$20,071	$31,499	$20,055	$30,575	$282,506

Adjusted EBITDA
Nine months ended September 30, 2021
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(64,717)	$14,318	$16,908	$3,071	$681	$9,485	$19,157	$10,366	$5,892	$3,839	$1,491	$20,491
Adjusted for:
Provision (benefit) for income taxes	—	4,857	2,165	1,357	304	2,920	5,381	2,547	2,867	2,062	202	24,662
Interest expense, net	42,464	8	—	—	—	5	125	—	—	5	—	42,607
Intercompany interest	(53,234)	8,743	6,320	1,514	548	1,890	5,586	5,484	5,075	4,128	13,946	—
Loss on debt extinguishment	33,305	—	—	—	—	—	—	—	—	—	—	33,305
Depreciation and amortization	642	16,762	15,033	6,377	70	6,377	9,489	1,658	9,022	5,822	16,313	87,565
EBITDA	(41,540)	44,688	40,426	12,319	1,603	20,677	39,738	20,055	22,856	15,856	31,952	208,630
Other (income) expense	(286)	(302)	190	—	22	881	2,611	123	(399)	(51)	(883)	1,906
Noncontrolling shareholder compensation	—	1,926	1,655	1,241	—	826	777	372	770	16	913	8,496
Acquisition expenses	39	—	—	—	1,827	—	—	—	—	310	—	2,176
Integration services fee	—	—	3,300	—	—	1,000	—	—	—	—	—	4,300
Other	1,085	273	—	—	—		(2,300)	—	—	—	333	(609)
Adjusted EBITDA (1)	$(40,702)	$46,585	$45,571	$13,560	$3,452	$23,384	$40,826	$20,550	$23,227	$16,131	$32,315	$224,899

(1) As a result of the sale of Liberty Safe in August 2021, Adjusted EBITDA for the nine months ended September 30, 2021 does not include $12.7 million in Adjusted EBITDA from Liberty.

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to net income (loss), which we consider to be the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Nine months ended September 30,
	2022	2021
Net income	$63,282	$100,901
Gain on sale of discontinued operations, net of tax	6,893	72,745
Income from discontinued operations, net of tax	—	7,665
Net income from continuing operations	$56,389	$20,491
Less: income from continuing operations attributable to noncontrolling interest	14,927	7,915
Net income attributable to Holdings - continuing operations	$41,462	$12,576
Adjustments:
Distributions paid - preferred shares	(18,136)	(18,136)
Amortization expense - intangibles and inventory step up	72,092	56,502
Loss on debt extinguishment	534	33,305
Stock compensation	8,851	8,496
Acquisition expenses	6,118	2,176
Integration Services Fee	2,750	4,300
Held for Sale corporate tax effect	12,119	—
Other	4,116	(609)
Adjusted earnings	$129,906	$98,610
Plus (less):
Depreciation expense	32,589	28,896
Income tax provision	39,201	24,662
Held for Sale corporate tax effect	(12,119)	—
Interest expense	57,737	42,607
Amortization of debt issuance costs	2,735	2,167
Income from continuing operations attributable to noncontrolling interest	14,927	7,915
Distributions paid - preferred shares	18,136	18,136
Other	(606)	1,906
Adjusted EBITDA	$282,506	$224,899

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
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at September 30, 2022 than would normally have been due. At June 30, 2022 and March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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
For the three and nine months ended September 30, 2022 and 2021, the Company incurred the following management fees to CGM, by entity:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
5.11	$250	$250	$750	$750
BOA	250	250	750	750
Ergobaby	125	125	375	375
Lugano	188	58	563	58
Marucci	125	125	375	375
PrimaLoft	250	—	250	—
Velocity	125	125	375	375
Advanced Circuits	125	125	375	375
Altor	188	188	563	563
Arnold Magnetics	125	125	375	375
Sterno	125	125	375	375
Corporate	14,841	10,902	41,178	30,133
	$16,717	$12,398	$46,304	$34,504
Integration Services Agreements
PrimaLoft, which was acquired in July 2022, entered into an Integration Services Agreement ("ISA") with CGM whereby PrimaLoft will pay CGM an integration services fee of $4.8 million quarterly over a twelve-month period ended June 30, 2023. Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano paid CGM an integration services fee of $2.3 million quarterly over a twelve-month period ended September 30, 2022. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. Integration services fees are recorded as selling, general and administrative expense in the consolidated statement of operations.
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
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.3 million and $1.1 million during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.9 million during the three and nine months ended September 30, 2021, respectively in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA had approximately $12.7 million and $43.8 million in purchases from this supplier during the three and nine months ended September 30, 2022, respectively and $11.2 million and $32.8 million during the three and nine months ended September 30, 2021, respectively.
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
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment. Each of our subsidiary businesses represents a reporting unit.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2022. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of September 30, 2022.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Date: November 3, 2022	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2022	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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