Form 10-K
period 2022-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2023-03-01
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2022 was $1,308,423,478 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 72,202,729 common shares of trust stock without par value outstanding at February 24, 2023.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2023 Annual Meeting of Shareholders is incorporated by reference into Part III.

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
•the “Manager” refer to Compass Group Management LLC (“CGM”);
•the "Trust Agreement" refer to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021;
•the "2022 Credit Facility" refers to the third amended and restated credit agreement entered into on July 12, 2022 among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (the "agent")
•the "2022 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2022 Credit Facility that matures in 2027;
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
•our ability to make distributions in the future to our shareholders;
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
The LLC is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The LLC’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners of 62.0% through Sostratus LLC of the Allocation Interests in us, as defined in our LLC Agreement.
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
In terms of the businesses in which we have a controlling interest as of December 31, 2022, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.
We categorize the businesses we own into two separate groups (i) branded consumer businesses and, (ii) niche industrial businesses. Branded consumer businesses are those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product categories. Niche industrial businesses are those businesses that focus on manufacturing and selling products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sectors. In 2022, we announced that we will consider potential acquisitions in a third industry category - healthcare. Healthcare has multiple attractive, high-growth sectors with strong barriers to entry and advantageous demographic trends.
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2022:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11") is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Irvine, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 for approximately $408.2 million in August 2016. We currently own 97.7% of the outstanding stock of 5.11 on a primary basis and 88.3% on a fully diluted basis.
BOA
BOA Holdings Inc. ("BOA") creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan. We made loans to, and acquired a controlling interest in, BOA on October 16, 2020 for approximately $454.3 million. We currently own 91.8% of the outstanding stock of BOA on a primary basis and 83.5% on a fully diluted basis.
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Torrance, California, is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, bouncers, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.6% of the outstanding stock of Ergobaby on a primary basis and 72.8% on a fully diluted basis.
Lugano
Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport

Beach, California. We made loans to, and purchased a controlling interest in, Lugano on September 3, 2021 for approximately $263.3 million. We currently own 59.9% of the outstanding stock of Lugano on a primary basis and 55.2% on a fully diluted basis.
Marucci Sports
Marucci Sports, LLC ("Marucci Sports" or "Marucci") is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops and licenses franchises for sports training facilities. We made loans to, and purchased a controlling interest in, Marucci Sports on April 20, 2020 for approximately $198.9 million. Marucci is headquartered in Baton Rouge, Louisiana. We currently own 91.0% of the outstanding stock of Marucci Sports on a primary basis and 82.1% on a fully diluted basis.
PrimaLoft
PrimaLoft Technologies Holdings, Inc. ("PrimaLoft") is a leading provider of branded, high-performance synthetic insulation and materials used primarily in consumer outerwear, and accessories. The portfolio of PrimaLoft synthetic insulations offers products that can both mimic natural down aesthetics and provide the freedom to design garments ranging from stylish puffers to lightweight performance apparel. PrimaLoft insulations also offer superior economics to the brand partner and enable better sustainability characteristics through the use of recycled, low-carbon inputs. We made loans to, and purchased a controlling interest in, PrimaLoft on July 12, 2022 for approximately $541.1 million. PrimaLoft is headquartered in Latham, New York. We currently own 90.7% of the outstanding stock of PrimaLoft on a primary basis and 83.7% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. In September 2018, Velocity acquired Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In July 2022, Velocity acquired Kings Camo LLC which designs and sells high-performance, feature rich hunting and casual apparel of uncompromised quality, utilizing King’s own proprietary camouflage patterns. Velocity Outdoor is headquartered in Bloomfield, New York. We currently own 99.4% of the outstanding stock of Velocity Outdoor on a primary basis and 87.7% on a fully diluted basis.
Niche Industrial Businesses
Advanced Circuits
Compass AC Holdings, Inc. (“Advanced Circuits” or “ACI”), headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and volume production rigid printed circuit boards, or “PCBs”, throughout the United States. PCBs are a vital component of virtually all electronic products. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. We made loans to, and purchased a controlling interest in, Advanced Circuits, on May 16, 2006 for approximately $81.0 million. We owned 71.8% of the outstanding stock of Advanced Circuits on a primary basis and 67.6% on a fully diluted basis as of December 31, 2022. On February 14, 2023, we sold our interest in Advanced Circuits. Refer to "Note S - Subsequent Events", for a description of the transaction.

Altor Solutions
FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Altor’s molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates 18 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts. We acquired Altor on February 15, 2018 for a purchase price of approximately $253.4 million. We currently own 99.8% of the outstanding stock of Altor on a primary basis and 88.2% on a fully diluted basis.
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
Sterno
The Sterno Group LLC ("Sterno"), headquartered in Corona, California, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In February 2018, Sterno acquired Rimports, a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems. We currently own 99.4% of the outstanding stock of Sterno on a primary basis and 90.7% on a fully diluted basis.
Our businesses also represent our operating segments. See “Our Businesses” and “Note F – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
2022 Distributions
Common shares - For the 2022 fiscal year we declared distributions to our common shareholders totaling $1.00 per share.
Preferred shares - For the 2022 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 per share on our Series B Preferred Shares and $1.96875 per share on our Series C Preferred Shares.
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
The Trust will be treated as a corporation for any taxable period beginning on or after the tax reclassification. Income, gain, loss, deduction and credit from the Trust will no longer be passed through to the Trust shareholders. The Trust issued its final Schedule K-1s for the taxable period beginning January 1, 2021 and ending August 31, 2021, the last day on which the Trust was treated as a partnership for U.S. federal income tax purposes. The Trust will be required to file Form 1120, U.S. Corporation Income Tax Return on an annual basis and for all taxable periods beginning on or after the tax reclassification. In addition, distribution with respect to Trust shares (including Trust preferred shares) will now be reported on Form 1099-DIV, instead of on Schedule K-1.
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
86.4%
Path Spirit Limited (2)
CGI Maygar Holdings LLC
11.0%
Compass Diversified Holdings "Trust"
Sostratus LLC (3) (5) "Sostratus"
Compass Group Diversified Holdings LLC "Company"
Compass Group Management LLC (4) "Manager"
5.11
BOA
Ergobaby
Marucci Sports
Lugano
PrimaLoft
Velocity Outdoor
ACI (6)
Altor Solutions
Arnold Magnetics
Sterno

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2022.

2)	Path Spirit Limited is the ultimate controlling person of CGI Holdings Maygar LLC. CGI Maygar Holdings, LLC owns approximately 11.0% of the Trust common shares and is our single largest holder. Our non-affiliated holders of common shares own approximately 86.4% of the Trust common shares. The remaining 2.6% of Trust common shares are owned by our Directors and Officers. Mr. Sabo, our Chief Executive Officer, is not a director, officer or member of CGI Maygar Holdings, LLC or any of its affiliates.

3)
62.0% beneficially owned by certain persons who are employees and partners of our Manager. C. Sean Day, a member of our Board of Directors, and the former founding partners of the Manager, are non-managing members.

4)	Mr. Sabo is a partner of this entity. The Manager owns less than 1.0% of the common shares of the Trust.

5)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.

6)	On January 10, 2023, we entered into a sale agreement to sell ACI. The sale transaction closed on February 14, 2023.

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
We have entered into a management services agreement, (the “Management Services Agreement” or “MSA”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, certain persons who are employees and partners of our Manager receive a profit allocation with respect to its Allocation Interests in us. All of the Allocation Interests in us are owned by Sostratus LLC. Payment of profit allocations to Sostratus LLC can occur for each of our subsidiaries during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (a "Holding Event") to the extent contribution based profit has been earned, and upon the sale of a subsidiary from which there is a realizable gain (a "Sale Event"). See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for further descriptions of the management fees and profit allocations.
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

In 2022, we announced that we will consider potential acquisitions in a third industry category - healthcare. Healthcare has multiple attractive, high-growth sectors with strong barriers to entry and advantageous demographic trends. We believe acquisitions in the healthcare industry will bring further diversification and earnings stability to our current group of subsidiaries and will have strong alignment with the existing criteria for acquisition candidates. Our Manager hired a head of healthcare who will partner with our existing team to launch our acquisition strategy in the healthcare industry.
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
Finally, because we intend to fund acquisitions through the utilization of our 2022 Revolving Credit Facility, we expect to minimize the delays and closing conditions typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage can be a powerful one, especially in a tight credit environment, and is highly unusual in the marketplace for acquisitions in which we operate.

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
Environmental, Social and Governance
In the last few years, companies, investors and policymakers have focused more attention on - and have made investments in - companies that are considered leaders in ESG practices. We believe that ESG engagement can help drive value creation and have incorporated ESG factors into our investment analysis and decision making. We believe strong ESG practices can be long-term performance enhancing and enable us to oversee and balance the needs of important stakeholders in doing so. We are committed to maintaining responsible investment practices that position our businesses for long-term success.
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
Debt Financing
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit (the "2022 Revolving Credit Facility") up to a maximum aggregate amount of $600 million (the "2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the 2022 Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving Line of Credit were $115 million. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
The 2022 Credit Facility provides for letters of credit under the 2022 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the 2022 Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2022 Credit Facility. At December 31, 2022, we had outstanding letters of credit totaling approximately $2.2 million. The borrowing availability under the 2022 Revolving Credit Facility at December 31, 2022 was approximately $442.8 million.
The 2022 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2022 Credit Facility).
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
The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Notes”).
Equity Financing
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times have an equal amount of LLC interests outstanding as Trust shares. At December 31, 2022, there were 72.2 million Trust common shares outstanding.
At-the market program
On September 7, 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. In connection with this offering, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) and Goldman Sachs & Co. LLC (“Goldman”) pursuant to which we may sell common shares of the Trust having an aggregate offering price of up to $500 million, from time to time through B. Riley and Goldman, acting as sales agents and/or principals. We sold 3,464,844 and 3,837,885 Trust common shares during the years ended December 31, 2022 and 2021, respectively, and received net proceeds of approximately $83.9 million and $115.1 million. We incurred approximately $1.5 million and $2.1 million in commissions payable to the Sales Agents during the year ended December 31, 2022 and 2021, respectively.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 million Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. We issued 4,000,000 7.250% Series A Preferred Shares in 2017, 4,000,000 7.875% Series B Preferred Shares in 2018 and 4,600,000 7.875% Series C Preferred Shares in 2019.
We intend to finance future acquisitions through our 2022 Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.
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
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2022, 2021 and 2020, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2022 and 2021.

	Net Revenue			Operating Income (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021

Branded Consumer:
5.11	21.5%	23.0%	27.7%	17.5%	17.6%	24.7%	15.4%	15.9%
BOA	9.2%	8.5%	1.7%	23.3%	15.2%	(0.8)%	12.9%	16.5%
Ergobaby	3.9%	4.8%	5.2%	(6.8)%	4.1%	4.3%	3.5%	5.0%
Lugano	8.9%	2.8%	n/a	21.3%	4.4%	n/a	13.0%	11.0%
Marucci Sports	7.3%	6.1%	3.0%	8.5%	7.3%	(3.5)%	7.6%	8.8%
PrimaLoft	1.1%	n/a	n/a	(5.6)%	n/a	n/a	15.7%	n/a
Velocity Outdoor	10.3%	14.0%	14.9%	7.6%	17.8%	20.5%	7.6%	9.0%
	62.2%	59.3%	52.5%	65.9%	66.4%	45.2%	75.7%	66.2%
Niche Industrial:
Advanced Circuits	4.0%	4.7%	6.1%	9.5%	11.3%	18.8%	2.3%	3.0%
Altor Solutions	11.5%	9.3%	9.0%	9.9%	5.4%	1.7%	8.6%	10.7%
Arnold Magnetics	6.8%	7.2%	6.8%	6.7%	8.0%	13.1%	4.4%	5.1%
Sterno	15.6%	19.4%	25.6%	8.0%	8.9%	21.2%	8.3%	11.6%
	37.8%	40.7%	47.5%	34.1%	33.6%	54.8%	23.6%	30.4%
Corporate	—	—	—	—	—	—	0.7%	3.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Headquartered in Costa Mesa, California, 5.11 operates sales offices and distribution centers globally. 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and through e-commerce channels, including 511tactical.com.
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

Apparel - Apparel represents 5.11’s largest product category at 67%, 66% and 65%, respectively, of net sales for the years ending December 31, 2022, 2021 and 2020. Within this category, 5.11 offers a broad assortment of men’s and women’s pants, shorts, shirts, outerwear, polos, and base layers. Apparel is offered in a variety of styles and fits intended to enhance comfort, durability, and utility. 5.11 has historically designed and developed innovative “families” of products around proprietary fabrics that 5.11 has created to meet the needs of its consumers. These product “families” typically start with a purpose-built pant and then expand into other products.
•Pants - for many consumers, 5.11 technical purpose-built pants are the gateway into the 5.11 brand. 5.11 offers a wide range of pants to tackle any mission in a broad range of waist sizes and in seams for men and women. The fit, proprietary or patented fabrics and purpose-built designs deliver high levels of comfort, utility and durability. Among the most popular pants today are Stryke, Taclite, Apex, Fast-Tac and Defender-Flex, which have prices ranging from $58.00 to $95.00. 5.11 offers five distinct pant lines, which anchor five different apparel families. The top selling pants include Taclite, which is built with a lighter and stronger fabric to outperform 5.11's original canvas pant, Stryke, which uses 5.11's patented FlexTac fabric, Apex, which leverages 5.11's Flex-Tac technology, and 5.11's highly durable FastTac all with stain and water-resistant properties, and Defender-Flex, 5.11’s performance denim.
•Shirts, T-shirts and Polos – 5.11 tops are feature rich just like their pants. Patented document pockets, pen pockets, venting for heat, stain resistant, easy care and snag resistance are among some of these key features. Many of the shirts fabrics are lighter versions of 5.11’s patented or proprietary fabrics used in their best-selling pants. Among the most popular shirts today are Taclite, Stryke, and Fast-Tac shirts, which have prices ranging from $50.00 to $101.00. These shirts can be used as uniforms and/or casual wear. 5.11's polos are also well known for their comfort, durability and utility. 5.11 offers them in a range of proprietary fabrics that are highly fade resistant, and among some of the most popular styles are Performance Polo, Professional Polo and Utility Polo, which have price ranges from $50.00 to $63.00.
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
Gear - Gear represented 23%, 24% and 25%, respectively, of 2022, 2021 and 2020 net sales, which includes multi-use backpacks, cases, load-bearing equipment, range bags, duffels, field knives, watches and gloves. 5.11 bags, pouches, and packs provide reliable, multifunctional storage options designed to excel in a wide range of operational and recreational settings. The bag offering meets the critical needs of emergency medical, public safety, and military professionals in the field, outdoor adventure enthusiasts going off the grid, and anyone who needs to maximize space and convenience packing for a weekend getaway. The recently introduce patented Hexgrid® and Gear Set™ system enhance modularity capabilities. Allowing users to have different sets per mission specific needs and attached pouches in 8 directions vs just up or down like the other systems. 5.11 also offers a wide assortment of complementary accessories including belts, hats, flashlights, gloves, watches, knives and patches.
Footwear - Footwear represented 10% of net revenue in each of the years ending 2022, 2021 and 2020 and includes a full line of functional boots, low-profile tactical shoes, trainers, and socks. First embraced by 5.11 professional customers through their field boots, 5.11 has developed and tested footwear that stands up to extreme temperatures and weather conditions. 5.11 has evolved into the current lineup of trainers, casual sneakers and oxfords that afford 5.11's consumers the same level of comfort, protection, durability and style they expect from 5.11. 5.11 trainers feature All Terrain Load Assistance System (A.T.L.A.S.) technology, which is built to help 5.11's consumers undergo the most strenuous of workouts. The 5.11 A/T Trainer adds comfort and substantially increased agility, flexibility, and durability to cross training, functional fitness and heavy workouts.
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
Direct to Consumer - 5.11’s DTC channel is comprised of its digital platform, 511tactical.com, its growing network of retail stores as well as its third-party marketplace partners. 5.11 has significantly expanded its DTC mix in the past five years, with DTC now comprising 43%, 43% and 39% of net sales for the years ended December 31, 2022, 2021 and 2020, respectively. 5.11’s website has grown significantly and drives a significant portion of its online sales. 5.11 also operates 110 company owned retail stores in 33 states, with plans to grow its footprint further. Both the online and company owned retail stores enable 5.11 to maintain direct relationships with consumers, influence the brand experience and better understand shopping preferences and behavior.
•eCommerce. 5.11 has grown its e-commerce substantially in the last few years, which has been enabled by continued investment in digital infrastructure capabilities, enhanced consumer experience through increased customization and curation, and a growing global supply chain. Since 2017, 5.11 has invested heavily in capabilities to further its e-commerce infrastructure, including a scalable ERP system and new locations that enable more cost effective and timely delivery for its e-commerce orders.
•Retail. Since 2011, 5.11 has grown to 110 branded and owned retail locations around the U.S. as of December 31, 2022. Its locations provide an opportunity for 5.11 to showcase its diverse product assortment. Retail also provides an opportunity to further engage with consumers through the ABR mindset, with in-person, local community events and educational opportunities that elevate the experiential retail experience.
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
Wholesale - The Wholesale channel is comprised of Professional Wholesale, Consumer Wholesale and International business. Wholesale sales were 57%, 57% and 61% of net sales for the years ended December 31, 2022, 2021 and 2020, respectively. The Professional Wholesale channel specializes in demand creation for formal procurement through specification of 5.11 on government contracts around the world. The Consumer Wholesale channel is comprised of dealers, outdoor specialty retailers, and military exchanges, serving predominantly Everyday Consumers. The International business includes retail locations and International e-commerce sites. International products are currently distributed in over 120 countries across the globe. Management believes there is significant opportunity for continued International expansion.
•Professional Wholesale. The Professional Wholesale channel consists of Prosumer sales relationships, and is comprised of dealers and resellers of 5.11 technical apparel, footwear and gear through governmental departments and agencies, including their retail front and e-commerce services that cater to Prosumers that need additional services, such as tailoring of their uniforms, in a one-stop-shop experience. Requirements of outfitting entire agencies or departments necessitates carrying numerous, often infrequently used, sizes and colors of a given product. In addition, 5.11’s years of handling these types of customized orders has resulted in 5.11 having a dedicated team with specialized expertise, a skillset that is unique in the industry. We believe 5.11’s significant investment in inventory provides a competitive advantage versus smaller less well capitalized competitors that carry low levels of inventory.
•Consumer Wholesale. The Consumer Wholesale channel consists of Everyday Consumer sales relationships, and is comprised of third-party retailers and their e-commerce sites. 5.11 consumers can find its products at well-known big box sports, outdoor specialty retailers and military exchanges, in addition to third-party online only retailers who focus on product sales in similar apparel, footwear and gear categories as we do. Shop-in-shop concepts at key retailers who also attract the 5.11 customer base gives consumers a tactile experience with 5.11 products, by which they can feel, try on, and compare 5.11 product offerings. Additionally, 5.11 gains online traction from discussion boards and forums that bring professional and everyday enthusiasts together to discuss 5.11 products and the category in general. Both avenues serve as catalysts to attract new customers and keep long time consumers loyal to the 5.11 brand.
•International. In addition to domestic whitespace, management believes there is opportunity to expand internationally as International only represented 21% of net sales in 2022. While 5.11 products are currently distributed in 120 countries across the globe, 5.11 has limited penetration in many of these countries with limited distribution in certain countries and certain dealers only carrying select styles. As such, management believes there is significant opportunity for continued international expansion and plan to expand in Europe, the Middle East, Africa ("EMEA"), Mexico, Asia, Australia, and Canada, and will leverage third-party logistics facilities in Europe and China as well as 5.11’s owned warehouse in Australia to drive this. 5.11 sees additional opportunities to further expand internationally and plan to methodically continue the expansion of its business.
No individual customer represented greater than 10% of 5.11’s net revenues in 2022. At December 31, 2022 and 2021, 5.11 had approximately $41.3 million and $40.7 million, respectively, in firm backlog.
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

•U.S. Prosumer Opportunity. 5.11’s premium product offering addresses a large Prosumer base, including first responders, military personnel, on and off-duty public servants, non-active military and other functionally focused professionals such as contractors, utility workers, hospital professionals and others using 5.11 for professional applications. Management believes Prosumers are multi-generational, though primarily middle-aged males. Similar to its Everyday Consumers, 5.11 caters to Prosumers across all regions of the U.S. and believes Prosumers are located primarily in urban and rural locations. The Prosumer market is a stable, recurring source of demand for 5.11's products. Management believes that Prosumer demand is resilient through economic cycles as Prosumers continue to depend on 5.11 products regardless of the economic environment.
•International Opportunity. In addition to the domestic whitespace opportunity, management believes there is opportunity to expand to a large global market, as International only represented 21% of net sales in 2022. 5.11 products are currently distributed in 120 countries across the globe with its market entry point being the Professional Wholesale Channel. Most countries outside the US are under-penetrated with limited distribution and select dealers only carrying a portion of available styles. As such, management believes there is significant opportunity for continued international expansion and plan to expand in EMEA, Mexico, Asia, Australia, and Canada. 5.11’s approach will be to build out each region uniquely based on the size of the opportunity and the complexity of conducting business in a particular country. This approach currently utilizes a mixture of Professional and Consumer wholesale channels, distributors, wholesale partner stores, third party e-commerce sites as well as owned e-commerce websites and retail stores. To build this business 5.11 plans to leverage its third-party logistics facilities in Europe and China as well as its owned warehouses in Australia and the US for supply chain logistics. 5.11 sees additional opportunities to further expand internationally and plan to methodically continue the expansion of its business.
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
Continued Execution of Integrated Omnichannel Platform to Drive Disciplined Growth - Management believes 5.11 has built a solid omnichannel distribution strategy, comprised of a rapidly growing DTC channel, which includes its owned retail locations, proprietary website, and third-party marketplace partners like Amazon, and a recurring Wholesale channel, which encompasses 5.11's Professional Wholesale, Consumer Wholesale, and International business. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters trade areas with a tailored DTC and wholesale strategy for that market. To best serve its consumers’ needs and to profitably accelerate growth, 5.11 continues to make investments in its omnichannel distribution strategy. To increase connectivity and reach a larger quantum of consumers, 5.11 is accelerating digital growth through the utilization of data analytics, targeted digital tactics and integrated marketing campaigns. In parallel, 5.11 continues to improve its website functionality as measured through strong site traffic, conversion and average order value. 5.11’s digital growth is complemented by the potential to expand its retail footprint. Currently, 5.11 has 110 physical stores, which represents an increase of 106 since 2015. Ultimately, the expansion of both channels presents an accessible near-term opportunity to accelerate growth and better serve evolving consumer preferences.
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
Disciplined International Expansion - International represents 21% of net sales in 2022 and management believes 5.11 has a large opportunity to expand this business. Management believes Prosumers internationally view U.S. first responders, military and public servants as being among the best in the world, and want the same apparel, footwear and gear that they use both on and off duty. 5.11’s international strategy parallels the success it has enjoyed in the US by seeding the market through the Prosumer channels, which creates brand awareness and Everyday Consumer demand.
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

Deep Knowledge of Consumers Drives Product Development and Marketing - Management believe much of the 5.11 brand success is accredited to the loyalty of 5.11's consumers. 5.11 continuously strives to understand their evolving needs. Utilizing consumer insights through proprietary research, data, and analytics, 5.11 informs its product design and development teams to meet the demands and expectations of its loyal consumers. Having innovated closely with its Prosumers since 2003, 5.11 has a deep understanding and appreciation for the tactical issues they deal with daily. Seeing itself as problem-solvers first-and-foremost, 5.11 designs products that provide solutions to the obstacles they encounter while on duty, enhancing the daily regimens of its professional end-users. 5.11 consumers are passionate about their work and activities, and 5.11 matches that passion as it continuously strives to build functional, durable, and comfortable products. Not only is this insight helpful in product design and development, but also in outbound marketing efforts, both domestically and internationally. 5.11 supports and builds its brand through a fully integrated, high-impact marketing strategy which includes innovative and exclusive content, digital and social media, dedicated weekly Podcast, community-outreach, television and movie product placement and integrations, sponsorships, and local store activations and events that foster consumer engagement.
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
Integrated Omnichannel Distribution Strategy - The foundation of 5.11's business model is to continue to strengthen its ability to serve the Everyday Consumer and Prosumer however they prefer to engage and purchase with 5.11, while simultaneously reinforcing 5.11's brand’s association and authenticity. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters trade areas with a tailored DTC and wholesale strategy for that market. With 5.11’s ability to share inventory between stores and e-commerce, we optimize speed and efficiency with logistics that truly meet 5.11's Prosumers’ and Everyday Consumers’ needs wherever they prefer to shop. We believe this principle of product accessibility and adopting to consumers’ shopping choices drives brand building and organic lead generation. Though each channel is able to function profitability on an individual basis, the value 5.11 derives from its channels working in concert is a competitive strength.
Scalable Infrastructure and High-Performance Team to Support Growth - In the past five years, 5.11 has invested heavily to not only improve operating and fulfillment performance in its current growth phase, but also as a foundation to support continued future growth. 5.11’s investment has included implementing a variety of strategic and operational improvements, including hiring experienced senior executives, expanding its company owned retail stores, executing merchandising improvements, enhancing distribution and supply chain capabilities and implementing data-driven digital marketing campaigns. 5.11’s current infrastructure allows it to fulfill orders accurately and effectively across all channels, including making certain shipments direct from the source to bypass distribution centers, while still providing buffer capacity capabilities to support future expansion.
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
The materials used in 5.11 products are developed in partnership between its material vendors and its design, product development and sourcing teams, then sourced by its manufacturers from a limited number of pre-approved suppliers. To enhance efficiency and profitability, 5.11 recently adopted 3D design capabilities for virtual prototyping allowing it to make better and quicker decisions prior to creating physical prototypes. Additionally, 5.11 recently partnered with one of its apparel manufacturers to create a development center with dedicated resources to facilitate rapid prototyping.
All 5.11 products are manufactured by third-parties. 5.11 works with a group of 70+ vendors, 17 of which produced approximately 80% of its products in fiscal year 2022 and 2021. During the year ended December 31, 2022, approximately 42% of 5.11 products at cost were produced in Bangladesh, approximately 32% in Vietnam, and the remainder in China, Cambodia, Taiwan, Philippines, Indonesia, Africa, Central America and the United States. 5.11 does not have any long-term agreements requiring it to use any manufacturer, and no manufacturer is required to produce its products in the long term. 5.11 purchases from suppliers on a purchase order basis informed by capacity forecasts. 5.11 measures supplier performance through various performance indicators and partner closely with them to continually improve efficiency, cost, and quality. Management believes that 5.11's principal manufacturers have the additional capacity to accommodate future growth.
As a company devoted to the needs of public safety and mission-oriented professionals, 5.11 has developed secure relationships with a number of its vendors and take great care to ensure that they share its commitment to quality and ethics. Under its supplier agreements, suppliers must follow 5.11’s established product design specifications and quality assurance programs to meet specified standards. To ensure vendor reliability and quality, 5.11 has established a sourcing office in Hong Kong whose primary functions include vendor management, commercialization, product development, production planning, vendor compliance, and quality assurance.
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

Intellectual Property
To establish and protect its proprietary rights, 5.11 relies on a combination of trademark (including trade dress), patent, design, copyright and trade secret laws, as well as contractual restrictions in license agreements, confidentiality and non-disclosure agreements and other contracts. 5.11’s intellectual property is an important component of its business, and management believes that 5.11's know-how and continuing innovation are important to developing and maintaining its competitive position. Management also believes having distinctive marks that are readily identifiable on 5.11's products is an important factor in continuing to build its brand and distinguish its products. 5.11 considers the 5.11 name and logo trademarks, together with 70 issued and pending patents and 576 registered and pending trademarks, both in the United States and internationally, to be among its most valuable intellectual property assets.
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
5.11’s work environment is open and collaborative, spanning a global organization from its headquarters in Costa Mesa, CA and offices in Hong Kong, Mexico, Sweden and Australia, to its distribution center in Manteca, CA, and to its U.S. retail stores. Its employees around the world are 5.11’s most valuable and important brand ambassadors. Their commitment to 5.11 and its mission, and their knowledge and passion for 5.11 products allows 5.11 to execute its company strategy and strengthens its brand loyalty. Additionally, 5.11 store employees are critical to 5.11’s success and often represent members of its communities, with many of them retired military, law enforcement officers and first responders.
5.11 prides itself in its ability to work directly with top professionals around the world, innovating to solve their greatest needs in the most mission-critical settings. 5.11 maintains a global footprint, with employees working in thirty-three states and eighteen countries. At December 31, 2022, 5.11 had 1022 full-time employees and 244 part-time employees. 5.11 strives to create a welcoming and caring environment across the entire organization and celebrate the passion its team members bring forward in serving its consumers. 5.11 believes it has created a company culture focused on attracting, retaining, and developing talent, which enables it to exceed consumers’ expectations and meet its growth objectives. 5.11 prioritizes building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.

BOA
Overview
BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
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
BOA’s next phase of growth was largely in the outdoor sporting and recreation markets. In 2005, BOA expanded its focus to hiking and trail-related footwear, followed by cycling and golf in 2006 and hunting and fishing in 2007, at which point BOA surpassed 1 million users worldwide. From 2008 to 2011, having gained credibility in consumer markets, BOA introduced products for the workwear footwear market as well as products for the medical bracing market. In 2013, the company entered the running market, followed by court sports and training in 2019. In 2023 BOA is launching alpine downhill ski boots.

In 2019, BOA launched its state-of-the-art Performance Fit Lab ("PFL") to quantitatively measure the impact of BOA-equipped performance footwear with elite athletes. The PFL’s purpose is to push the limits of athlete performance through superior fit, performance and user experience by testing, refining and improving products in collaboration with BOA’s brand partners. BOA has conducted over 1,000 individual performance tests since the lab opening. The expansion into new industries and geographies coupled with the scientifically proven performance improvements has resulted in BOA surpassing 38 million users worldwide in 2022.
We purchased a majority interest in BOA on October 16, 2020.
Industry
BOA participates broadly in the global footwear market, representing approximately 10 billion pairs of shoes sold annually. BOA’s addressable market is identified based on product type, price lane, and geography. BOA targets the premium segment, where applicable price lanes tend to be at the upper end of each industry. With respect to product type, the overall market is segmented into various subcategories, of which BOA primarily targets footwear for active performance sports, outdoor applications, and kids. Based on target footwear categories and applicable price lanes, management estimates BOA’s addressable market to be approximately 800+ million pairs of shoes sold annually. Management estimates the company has approximately 4% share within its addressable market.
Products, Customers and Distribution Channels
Products
The BOA Fit System consists of a durable lace, which is guided by low-friction guides and attached to a dial that is typically mounted on the footwear heel, tongue or eye-stay for micro-adjustability to enhance performance fit. BOA’s current product portfolio has seven platforms, H+, H, M+, M, L+, L and S-Series, which vary in cost, weight, tension, and use case. Each dial design can be customized with over 220 colors allowing the product to fit cohesively with each brand partners’ specific designs and colorways.

All platforms share the distinctive characteristics that differentiate BOA from competing offerings: micro-adjustability to achieve the perfect fit, measurable performance benefits validated by the company’s PFL, durability and quality proven in extensive field testing, a lifetime guarantee on the end-product’s dial and laces, and the distinctive BOA sound heard when turning the dial.
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
Customers and Distribution Channels
BOA has approximately 300 global brand partners, including leading footwear companies such as Adidas, Specialized, Shimano, Fizik, ASICS, Burton, La Sportiva, K2, Vans, Saloman and FootJoy who feature BOA systems across a variety of sporting and professional industries including snow sports, cycling, outdoor, athletic, workwear and medical. BOA typically sells directly to the manufacturing partner responsible for final assembly of the brand partner’s product. BOA works with 500+ brand partner factories with limited revenue concentration. Most brand partner factories are located in Asia, primarily in China and Vietnam, and are in relatively close proximity to BOA’s supply chain.
Rather than being solely an OEM part supplier, BOA maintains highly collaborative relationships with its brand partners to actively co-develop innovative, performance-driven footwear, helmets and bracing. BOA contributes substantial design and testing resources to ensure its system is used in a way that maximizes performance based on dial placement and configuration. The BOA Fit System is not simply a “lace replacement” or plug and play option, but rather a solution that must be integrated into each product model through a 6-18 month development cycle to create an application that works specifically with a product’s unique structural design. This process allows BOA to ensure brand image consistency, end product quality and the best performance fit.
Footwear and headwear products featuring BOA systems are primarily sold through brick-and-mortar sporting goods retailers, specialty sport retailers, online retailers, or brand partners’ owned retail and online channels. According to management’s estimates, end consumption is geographically diverse, with approximately 20% of products consumed in North America, 35% in Europe, and 45% in Asia.
One individual customer represented approximately 13% of BOA's net revenues in 2022. No other individual customer or brand partner factory represented greater than 10% of BOA’s net revenues in 2022 or 2021. At December 31, 2022 and 2021, BOA had approximately $18.8 million and $31.7 million in order backlog, respectively.
Business Strategies and Competitive Strengths
Business Strategies
Continued Share Growth in Established Categories - BOA has established a strong presence in certain core industries globally including cycling and snowboarding. BOA has established strong positions in the workwear industry in Europe, outdoor industry in Korea, and the athletic industry in Japan and China. The company is on pace to achieve approximately 10% model count growth consistent with BOA's long-term expectations.
Going forward, BOA intends to continue to build its brand partner relationships to expand penetration and capture additional share in growing markets such as workwear in North America and Asia and outdoor/athletic in Europe and North America. BOA has developed region and industry specific products to better cater to the individual dynamics of each market including products that deliver a better price/value proposition, new product configurations for region specific trends and performance fit messaging to increase consumer awareness and adoption. Through its reputation in the marketplace, athlete endorsements and deep relationships with leading brand partners, the company is focused on delivering the performance benefits of the BOA system across an expanding set of sporting categories and geographies.
Expand into Pioneering Categories - BOA has identified several adjacent segments including alpine skiing, trail running, and court sports such as tennis, badminton and basketball which management believes are well suited to benefit from the performance fit that BOA provides. BOA is actively working with leading brand partners to develop sport-specific footwear configurations that can benefit from the advantages of the BOA Fit System. By leveraging BOA’s brand equity and proven solutions, the company believes there is significant whitespace to increase penetration in these early adoption segments.
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
Premium Brand Position - BOA is focused on continuing to build awareness around its aspirational, global brand through content leadership, athlete endorsements, paid media, brand partner affiliations, retail engagement/ education and other business. BOA primarily increases awareness through direct-to-consumer marketing and co-marketing with its established brand partner relationships. In 2019, BOA launched its “Pioneer Program,” an athletic sponsorship platform. BOA leverages athlete endorsements to further establish its positioning as a performance fit leader as well as drive cross-segment brand awareness. The company recently launched its “Dialed in” Campaign, which showcases pioneers performing at their peak both physically and mentally. BOA also relies on its trusted brand partners to increase BOA brand awareness. The company focuses its efforts on collaborating with brand partners who are innovative market leaders that meet BOA’s brand standards and align with BOA’s positioning as a high-performance, premium brand.
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
Competition
BOA’s competition can be segmented into three categories: established footwear brands that maintain their own proprietary technology for particular market segments, lower-quality subscale BOA imitators, and non-mechanical lace alternatives (bungies, buckles, plastic lace locks, Velcro, and webbing). Management estimates that BOA is 25+ times the size of its next closest direct competitor.
Research and Development
BOA’s approach to new product development is a multi-stage, cross-functional process. For each new product introduction, BOA works closely with brand partners to identify or develop the best suited BOA solution, its optimal placement on the shoe (or other application), color and design specifications, and cost targets. On existing products, BOA is committed to continuous innovation, including key improvements such as lower installation costs for brand partner factories, thinner and sleeker product profiles for improved aesthetics, in field warranty rate reduction to approximately 0.5%, improved user experience, and the broadening of the platform suite to address key opportunities in alpine skiing, basketball, and outdoor.
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
Suppliers
BOA maintains a longstanding deep relationship with a sole supplier for plastic injected parts (dial units and lace guides), representing approximately 70% of total purchases. The vendor is based in China with multiple facilities and is currently working with BOA to diversify its geographical footprint. Furthermore, the vendor has supplied the company since 2001 and has continuously invested in its tools and infrastructure to maintain quality standards and keep up with demand. BOA owns all its injection molds. Lastly, the vendor is also a minority shareholder in BOA and is committed to supporting its growth. The remainder of BOA’s purchases are for steel and steel coated lace, textile laces and guides, monofilament lace and webbing, which are sourced from China, Korea, Europe, and the U.S. Management believes its manufacturing partners have sufficient capacity to accommodate future growth.
Intellectual Property
BOA has built a diverse global patent portfolio of 235 issued and pending utility patents and 85 issued and pending designs. The company currently has 38 active patent “families” as well as 24 active design “families” with intellectual property covering its core technology (dials, guides, laces), as well as strategic configurations and component installation methods. BOA maintains 165 registered and pending trademarks protecting 13 unique marks, with core marks filed in 40+ countries.
Seasonality
Due to the diversity of sporting segments BOA participates in, there is no significant seasonality to the business.
Environmental, Social and Governance
As a forward-looking company, BOA is working towards making a sustainable impact throughout the world, minimizing their imprint on the environment, and diversifying the Outdoor and STEM industries. BOA is working to reduce the use of virgin fossil fuel-based plastics, reduce overall manufacturing waste, and materially increase use of sustainable energy. The company has already made progress in all three areas. In the last two years, BOA has increased their budget and invested in three new roles to focus on these efforts. The company has formed partnerships with organizations in every region in which it operates that are focused on providing more access and opportunities to under-represented populations and protecting the environment. Through these programs, BOA is working to create purposeful connections to their employees, partners, and consumers – bringing their mission, values, and products to the hearts and minds of their audience.
Human Capital
BOA strives to be an inclusive global team that trusts and cares for each other, their partners, the community, and the environment. Since their launch in Steamboat, CO in 2001, BOA has maintained a strong and healthy company culture that is rooted in a passion for the outdoors and the various industries that encompass their product offering. As the team has expanded over the last 21 years, BOA has placed an emphasis on creating a diverse and inclusive workplace with the goal of representing their global communities. BOA employees are located in four countries and the United States. As of December 31, 2022, BOA had 268 full-time employees and 4 part-time employees. 140 employees are located in the United States and 132 work outside of the United States in Austria, Greater China, Japan, and South Korea.
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
Ergobaby
Overview
Ergobaby is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, blankets and swaddlers, nursing pillows, strollers, bouncers and related products that fit into families’ daily lives seamlessly, comfortably and safely.  Ergobaby is headquartered in Torrance, California.
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
In 2018, Ergobaby entered into the stroller category with 2 new models. The first product launched was a full-size option called the 180 Reversible Stroller. This was followed later in the year by a premium compact option, the Metro Compact City Stroller. In 2019, Ergobaby launched the Embrace Baby Carrier which is geared for newborns (7lbs-25lbs) and merges the coziness of a soft wrap carrier with the simplicity and comfort of a structured carrier. In 2020, Ergobaby launched Everlove, a first of its kind carrier buyback, restoration, and resell program to extend the lifecycle of its carriers for a more sustainable future. In 2021, Ergobaby launched the multiple award winning Aerloom, the first-of-its-kind, FORMAKNIT™ baby carrier made to move, stretch and fit parents' daily life. This carrier has a seamless knit design and 87% of the knit is made with recycled plastic bottles. Most recently, in 2022, Ergobaby launched the Evolve Home Collection featuring the 3-in-1 Bouncer. The Evolve Bouncer was designed and developed with guidance from a pediatric orthopedist and transforms from cozy newborn lounger to a calming baby bouncer to a fun and functional toddler seat.
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
Within the Ergobaby Baby Carrier product line, Ergo sells 3-Position and 4-Position baby carriers in a variety of style and color variations and Baby Tula sells 3-Position and 4-Position fashion-oriented baby carriers. Baby Carrier sales represented approximately 87%, 90% and 89%, of net sales in 2022, 2021, and 2020, respectively.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo
•9 styles of baby carriers - $49 - $249
•1 styles of Infant Inserts - $35
Tula
•8 styles of baby carriers - $79 - $800
•1 style of Infant Inserts - $20
Customers and Distribution Channels
Ergobaby primarily sells its products through brick-and-mortar retailers, national chain stores, online retailers and distributors. In Europe, Ergobaby products are sold through its German based subsidiary, which services brick-and-mortar retailers and online retailers in Germany and France; it’s United Kingdom based subsidiary; and its Tula subsidiary in Poland; as well as a network of distributors located in Sweden, Norway, Spain, Denmark, Italy, Turkey, and the Ukraine. Customers in Canada are predominately serviced by Ergobaby’s Canadian subsidiary. Sales to customers outside of the U.S., Canadian and European markets are predominantly serviced through distributors granted rights, though not necessarily exclusive, to sell within a specific geographic region.
Ergobaby had approximately $9.9 million and $14.3 million in firm backlog orders at December 31, 2022 and 2021, respectively. Two individual customers accounted for approximately 27%, 25% and 25% of Ergobaby's gross sales in 2022, 2021 and 2020. No other single customer represented more than 10% of Ergobaby’s gross sales in 2022, 2021 or 2020.
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
New Product Development - Management believes Ergobaby has an opportunity to leverage its unique, authentic lifestyle brands and expand its product line. Since its founding in 2003, Ergobaby has successfully introduced new carrier products to maintain innovation, uniqueness, and freshness within its baby carrier and travel system product lines and has become the baby carrier industry leader with the Omni 360 baby carrier. In addition to expanding into new product carriers like swaddling and nursing pillows, in 2018, Ergobaby entered the stroller category by introducing a new premium compact stroller (Metro Compact City Stroller) and a full-size stroller (180 Reversible Stroller) and in 2022, Ergobaby entered the bouncer category with the Evolve 3-in-1 Bouncer and Evolve 3-in-1 High Chair.
Competitive Strengths
Ergobaby innovation - Ergobaby Carriers are known for their unsurpassed comfort. Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural ("M" shaped) sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria. Ergobaby is also recognized as an industry leader in innovation. With launches of new products happening regularly, (the The Ergo 4 Position 360 in 2014, Adapt in 2016, Omni 360 in 2017, Embrace Newborn Carrier in 2019, Aerloom in 2020, Omni Breeze and Omni Dream in 2021) Ergobaby continues to innovate in the baby carrier segment on a regular basis.
Ergobaby's commitment to supporting families led to designing the most comfortable compact stroller on the market, Metro+ and most recently, the Evolve Home Collection featuring the 3-in-1 Bouncer that is thoughtfully designed to grow with families.
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
Suppliers
During 2022, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems, bouncer and accessory products in China. Baby Tula products predominantly were produced from factories in India and Poland and were also produced in its own facility located in Poland. In 2009, Ergobaby partnered with a manufacturer located in India, and in 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam. More than 50% of Ergobaby’s carriers and accessories came from Vietnam in 2022. Baby Tula sourced its carrier, accessories and blanket products from Poland, Vietnam and India, with purchases from these locations accounted for approximately 7% of total Ergobaby purchases. Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers. Currently, it has 100 patents (including allowances) and 36 patents pending in the U.S. and other countries. Ergobaby also depends on brand name recognition and premium product offering to differentiate itself from competition.

Human Capital
Ergobaby is a global organization headquartered in Torrance, California, with offices in Hamburg, London, Paris and Bialystok, and distribution and retail partnerships in more than 75 countries. As of December 31, 2022, Ergobaby had 189 employees globally. Ergobaby’s people are its most valuable asset and the organization is proud to be recognized as one of LA’s Best Places to Work 2021, and certified Great Place to Work 2022. Ergobaby strives to create a culture of trust with diversity of thought to drive innovation, create products and be a resource that helps to empower families everywhere. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, and unique capabilities of Ergobaby employees is evident in its positive culture and highly recognized brand. The company’s corporate responsibility and diversity and inclusion efforts are employee led, driven by the belief that supporting a global society that is resilient, empathetic, anti-racist, and inclusive starts with having a community where all people can thrive, starting from within the company itself.
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
In 2020, Lugano expanded its production capabilities by building an in-house workshop to provide increased production efficiencies and improve control over its high-end gemstone inventory. In 2022, Lugano opened a new retail salon in Houston, Texas, and expanded its original retail salon in Newport Beach, CA into its first flagship location in the prestigious Fashion Island shopping center.
Today, Lugano’s unique go-to-market strategy, one-of-a-kind designs, vertical integration and carefully cultivated network of clientele serve as critical differentiators among the retailer’s competitors in the high-end jewelry market.
We purchased a majority interest in Lugano on September 3, 2021.
Sales and Distribution
Products
Lugano designs, manufactures, and retails high-end jewelry including unique rings, necklaces, earrings, bracelets and brooches that range in price from under $1,000 to well over seven figures, with an average price of approximately $238,000 per piece. Lugano’s designers start with a rare stone as inspiration and craft jewelry that highlights the beauty and perceived value of the stone. As a result, Lugano’s pieces are often seen as one-of-a-kind works of art, creating a highly desirable niche in the broader jewelry marketplace. Competitors’ products are typically high volume or collection-based jewelry lines that are inherently less unique or exclusive – traits highly valued by Lugano’s clientele.
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
Lugano’s retail revenue is diversified with no customer representing greater than 10% of total revenue in 2022. Management also believes its client relationships are significantly stickier than those of other jewelry retailers. Lugano enjoys a growing percentage of repeat business year-over-year, with repeat customers contributing an increasing percentage of revenue. Beyond its retail business, Lugano also sells loose diamonds via its wholesale division representing approximately 9% of Lugano’s revenue in 2022.
Distribution
Lugano goes to market via five retail salons in Newport Beach, California, Palm Beach, Florida, Aspen, Colorado, Houston, Texas and Ocala, Florida, all strategically located in wealthy regions near popular vacation and up-scale shopping destinations frequented by Lugano’s target clientele. In a salon, Lugano aims for an elegant and private ambience to facilitate its high-touch sales approach. Salons are carefully laid out, enabling Lugano to host private dinners, parties, or other social events. Unlike other jewelers that highlight their jewelry with long, rectangular counters that separate the customer from the salesperson, Lugano decorates its salons with curved tables and couches designed to facilitate comfort, relationship-building, and ease of conversation. Lugano also markets and sells jewelry via pop-up showrooms at Lugano-hosted or sponsored events or in the homes of its clients.
Market Trends, Business Strategies and Competition
Market Trends
Lugano competes broadly in the personal luxury goods market, a portion of the overall global luxury market. According to Bain & Company, after years of consistent growth, the personal luxury goods market experienced a brief contraction in 2020. However, since then, the personal luxury goods market has grown to hit $320 billion, increasing the size of the market by 1% versus 2019 levels. Bain & Company estimates that the personal luxury goods market could reach $408-$430 billion by 2025 with a sustained growth of 6-8% annually.
Lugano currently has very low penetration (<1%) within its target market of high-net-worth individuals. Lugano’s addressable client base has been steadily increasing for over a decade to an estimated 290,000 individuals worldwide, mirroring the growth seen in their combined net worth, which increased to over $35 trillion. As a result, management believes there is significant runway for additional growth by expanding brand awareness and household penetration.
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
Human Capital
As of December 31, 2022, Lugano employed a non-union labor force of 88 full-time employees. 41 employees work in sales and marketing, 12 work in design & production, 21 work in operations, with the remainder in corporate and administration. Lugano intends to continue to grow its headcount and build out its middle management as it executes on its growth strategy of new salon openings, increased event-based marketing, and international expansion. Management believes Lugano's relationship with its employees is good.
Marucci Sports
Overview
Founded in 2009 and headquartered in Baton Rouge, Louisiana, Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, metal softball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops both corporate-owned and franchised sports training facilities. Marucci products are available through owned websites, their team sales organization, Big Box Retailers, and third-party e-commerce and resellers. In 2017, Marucci acquired Victus Sports, a King of Prussia, Pennsylvania based complementary baseball equipment manufacturer and distributor. Marucci has vertically integrated wood bat manufacturing and has built long-standing relationships with international suppliers who manufacture the remainder of their product lines. In 2020, Marucci acquired Lizard Skins, headquartered in American Fork, Utah, to expand its product offering to include grips used in baseball and softball, but also in other sports including cycling, hockey, lacrosse, pickleball and gaming.
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
Lizard Skins, with its industry leading technology, is positioned to be the best grip solution across multiple sports, as well as other market opportunities.
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
Today, Marucci is a designer, manufacturer, and marketer of premium Marucci, Victus and Lizard Skins branded baseball and softball equipment including wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, grips and other baseball and softball equipment. All of these products are sold around the world in retail stores, online direct to partner organizations and through its corporate owned and franchised training facilities.
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
Metal Bats - Metal bats have historically represented Marucci’s largest product category by revenue. The metal bats are priced at the premium end of the market, with average retail prices ranging from $219.99 to $549.99. Marucci produces metal bats for all ages, from college to tee ball, with a focus on elite high school baseball and softball players. The CAT series is the flagship metal bat product from Marucci. Marucci also offers a lower price point model, the F5. Victus’ first metal offering, the Vandal, was first launched in 2019, and is priced similarly to the CAT series. Victus later introduced its first two-piece bat in the NOX. Metal bats used in youth and elite travel leagues are subject to strict regulations limiting spring and exit velocity. The company has historically followed a two-year product release cycle, and Marucci metal bats have notable staying power with their customer base as prior year models remain in production.
Wood Bats - Marucci and Victus wood bats are built with quality, precision, and customization. Both companies pride themselves in making every pro-bound bat a “game bat”. Marucci offers two types of wood bats: ash and maple. In addition to ash and maple, Victus offers a wood bat made of birch. Ash is a soft, open grain wood. Maple bats are a much harder, closed grain wood and constitute a large majority of the company’s wood bat sales. Birch is a softer wood, offering a more flexible bat. The wide variety of selection and price points offer professional-level quality and cuts to amateur players as well. Innovative customization options further drive engagement.
Fielding Gloves - Marucci offers a growing set of fielding gloves across eight product series: Capitol, Cypress, Ascension, Oxbow, Acadia, Caddo, Krewe,Magnolia (softball), and Palmetto (softball). Marucci has a complete line of gloves to meet the needs of every position player at every age and skill level. Marucci offers gloves across the pricing spectrum. Marucci acquired Carpenter Trade in 2018, along with their C-Mod technology which provides a unique fit. The C-Mod technology uses a size-specific, ergonomically shaped fit system that creates a more form fitting hand stall for greater control, leverage and responsiveness when fielding. The tailored-fit technology is available in straight or shift.
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
Customers and Distribution Channels
Marucci sells its products through several channels including Big Box Retailers; Direct-to-Consumer ("DTC"), Direct-to-Team ("DTT"), the company's experiential Clubhouse retail stores and other Owned Channels; and third-party e-commerce and resellers. Marucci’s top 5 customers accounted for 50% of 2022 gross sales and 58% of 2021 gross sales.
Marucci had approximately $41.6 million and $44.6 million in firm backlog orders at December 31, 2022 and 2021, respectively.
Business Strategies and Competitive Strengths
Business Strategies
Continued Innovation in Existing Product Categories - Marucci plans to continue to build on its successful history of bringing new, innovative, highly anticipated products to market through leveraging its stringent new product development process, and external and internal manufacturing capabilities. The company has near-term new product launches and existing product updates planned across all categories that will further drive innovation, strengthening its competitive positioning.
Further Penetration of Existing Customer Accounts - Marucci has identified opportunities to leverage its existing relationships with retailers to drive expanded SKU offerings across categories, especially in apparel. Additionally, management believes the company can continue to improve Victus product adoption with existing channel partners.
An approximately $175 million fielding glove market represents a significant growth opportunity for Marucci. Fielding gloves are the second largest hard goods market in baseball / softball. Marucci plans to leverage its brand strength and innovation to capture share in this high margin category. The acquisition of Carpenter Trade in 2018 has allowed Marucci to offer a highly customized glove that serves as a key differentiator in fielding gloves.
Utilization of Game Changing Product Lab – With the Company’s partnership with Baseball Performance Lab (“BPL”), all brands underneath the Marucci umbrella are able to design the best, most customized products specific to the individual athlete. This product innovation was evidenced in the successful launch of the CatX line, but has also helped Victus and Marucci continue to gain market share with the top players in the world playing professionally. The Company plans to continue to work with the lab to design and test products in all categories to ensure all products remain at the highest level of performance.
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
Regulatory Environment
Baseball and softball equipment, outside of bats, enjoys a largely restriction free Federal/Local government regulatory framework. Metal bats used in youth and elite travel leagues are subject to strict regulations limiting spring and exit velocity determined by self-regulatory associations connected to the sport. There are three key regulatory groups associated with baseball: USA Baseball, United States Specialty Sports Association (“USSSA”), and Bat-Ball Coefficient of Restitution (“BBCOR”). Each have their own method for measuring bat performance. BBCOR is the standard currently governing adult baseball bats used in High School and Collegiate play while USA and USSSA govern youth leagues. There are also regulatory bodies specific to softball including Amateur Softball Association (ASA) and Independent Softball Association, among others. Wood bats used in professional baseball are subject to league-specific regulations. We believe all of Marucci's products adhere to established regulations
Seasonality
Marucci typically has higher sales in the first quarter each year, ahead of the primary baseball season. However, management expects seasonality to smooth out over time as baseball becomes an increasingly year-round sport.
Human Capital
Marucci had 328 employees at December 31, 2022, 272 full-time and 56 part-time employees, all located in the United States. Additionally, Marucci works with a third party Employer of Record in Japan to deploy its strategies in Asia and currently has 4 full-time employees. Marucci's labor force is non-union. Management believes that Marucci has a good relationship with its employees.
PrimaLoft
Overview
Based in Latham, New York, PrimaLoft is the leading provider of branded, high-performance synthetic insulation used primarily in consumer outerwear and accessories. PrimaLoft was developed in 1983 as a division of Albany International Corporation (NYSE: AIN) in response to a U.S. Army request to develop a synthetic insulation for soldiers that replicated the warmth and weight characteristics of traditional goose down, but also remained warm when wet. Today, PrimaLoft’s products span a wide variety of highly engineered insulation fibers and gels that are used as ingredients for premium priced outdoor apparel (e.g., jackets, vests, pants, gloves, footwear, and hats) and home furnishings (e.g., comforters and pillows). PrimaLoft is differentiated based on its (i) leadership in synthetic insulation technology and sustainability, (ii) respected brand, (iii) robust product development and service model critical to brand partners, and (iv) respected legacy and high esteem with product design teams of aspirational brands. Most brand partners do not possess the same depth of internal expertise in synthetic insulation design and view PrimaLoft as an innovation and sustainability partner that enhances the parent brand in a manner consistent with increasingly eco-focused brand missions.
History of PrimaLoft
PrimaLoft was originally founded in 1983 after being approached by the U.S. Army Research Laboratory in Natick, Massachusetts. The U.S. Army was primarily interested in a synthetic insulation that would be comparable to goose down in weight, compressibility, and warmth, while also retaining heat in the presence of moisture. PrimaLoft was awarded its first patent for a “synthetic down” originally branded as PrimaLoft ONE in 1986. After initial success with military applications including sleeping bags and clothing systems, PrimaLoft entered the commercial market through partnerships with name brands like L.L. Bean, Land’s End, and Ralph Lauren. PrimaLoft quickly established its credibility for performance and quality and today continues to drive innovation within the synthetic insulation industry. A summary of key milestones in the Company’s history is below:
•1989: L.L. Bean and Ralph Lauren become the first brand partners
•1990: PrimaLoft was used in the layering system for the Mount Everest Peace Climb
•1997: Developed first design using post-consumer recycled material
•2012: Separation from Albany International into a standalone company through a management buyout
•2017: Release of i) ThermoPlume, the most advanced, 100% recycled, down-like synthetic insulation alternative and ii) Aerogel technology, a lightweight, compression-resistant insulation composed of more than 95% air
•2018: Developed first-ever biodegradable, 100% recycled synthetic insulation and fabric cross-product capabilities
•2019: Partnership with Parley and Adidas to manufacture insulation from ocean plastics

•2019: Breakthrough development of P.U.R.E. manufacturing technology, a proprietary process of synthetic insulation that reduces carbon emissions by up to 70%
•2020: Launch of Patagonia Nano-Puff with PrimaLoft P.U.R.E. technology
•2021: Launch of Aerogel Footwear with Canada Goose
•2021: PrimaLoft Bio recognized as the winner of Drapers Sustainable Fashion Award
We acquired a majority interest in PrimaLoft on July 12, 2022.
Industry
PrimaLoft participates in the global insulation market for both apparel and bedding, which is estimated to encompass over $30 billion of annual spending. Within the overall insulation market, PrimaLoft competes primarily in premium positioned products where consumers value performance and sustainability.
Products, Customers and Distribution Channels
Products
PrimaLoft’s core product offering includes a wide range of insulation product types that are optimized to keep end consumers at a comfortable temperature, regardless of weather conditions. At the top end of the product range, PrimaLoft’s technically focused brand partners design each new outwear garment with specific performance goals or use cases in mind and aim to deliver the highest levels of warmth while also reducing product weight and maximizing product flexibility. PrimaLoft also delivers a broader menu of solutions to its brand partners that can address any product designer’s aesthetic vision (e.g., quilted/non-quilted, high/low loft, loose fill/batted rolls, etc.). PrimaLoft has been an early advocate of apparel sustainability, becoming the exclusive partner to some of the largest and most pioneering sustainability focused outdoor brands when they first undertook meaningful sustainability initiatives. Additionally, under its “Relentlessly Responsible” mantra, PrimaLoft has innovated low-emission manufacturing processes, incorporated high levels of recycled content into its product lineup, and continues to push the boundaries of apparel circularity via biodegradation and carbon-negative technologies. The ability of PrimaLoft’s product suite to address any and all brand partner goals, whether performance, aesthetic, or sustainability related, is a critical reason for PrimaLoft’s consistent market leadership in synthetic insulation over the past four decades.
Customers and Distribution Channels
PrimaLoft primarily works directly with over 900 active brand partners across North America, Europe, and Asia. PrimaLoft maintains highly collaborative relationships with its brand partners, visiting most several times per year to introduce new innovations, generate new product ideas, and assist with integrating the latest PrimaLoft technologies into their outerwear lineups. The process of designing a jacket usually begins about 18 months before the jacket is intended to be sold at retail. PrimaLoft sales team members and engineers engage early in the process, assisting with garment design, construction, and analysis of key insulation performance attributes. After several rounds of sampling and iterating with PrimaLoft, the brand partner will finalize product bill of materials and quantities for its lineup. Outerwear featuring PrimaLoft is primarily sold through brick-and-mortar sporting goods retailers, specialty sport retailers, online retailers, or brand partners’ owned retail and online channels.
PrimaLoft had approximately $16.6 million in firm backlog orders at December 31, 2022.
Business Strategies and Competitive Conditions
Business Strategies
Accelerate the Market Trends Away from Down Insulation - With the introduction of ThermoPlume and other down-like synthetic insulation solutions, PrimaLoft is well positioned to continue gaining market share as customers shift away from down insulation. This change is being driven by the following factors: (i) consumer pushback on traditional down products due to the widespread and well-publicized inhumane down harvesting practices; (ii) narrowing performance gap between synthetic and down; (iii) volatility and notably higher pricing for down insulation tied to commodity pricing of goose and duck meat; and (iv) limited design flexibility and loss of efficacy in wet conditions for down insulation makes synthetic more attractive to product designers.
Continued Development of Cutting Edge Insulation Technology - Over the past four decades, PrimaLoft has continuously improved its product offering to remain a technology leader in synthetic insulation. With strong continued investment in new product development, we expect PrimaLoft innovations to push the boundaries of material science and expand the value provided to end consumers.
Competitive Strengths
PrimaLoft’s competitive advantages include: (i) four decades of brand equity built on technology leadership, that allows brand partners to command premium pricing and tell their sustainability story; (ii) deep insulation-specific material science expertise ranging from polymer innovation to manufacturing innovation to design integration; (iii) protected intellectual property and a proprietary supply chain; (iv) trusted long standing brand partner relationships for a critical but relatively small cost component of the overall product; and (v) scale (demand aggregation) to command attention at both the fiber and toll manufacturing stages of the supply chain.
Competition
PrimaLoft’s competition falls into two categories: (i) brand partner house insulation brands; and (ii) other third-party insulation manufacturers that service more than one outerwear brand. PrimaLoft is believed to be the largest third-party branded synthetic insulation provider to the apparel industry.
Research and Development
PrimaLoft adheres to a 5-step “Stage Gate” approach for developing new products, beginning with a concept phase to define the market need. PrimaLoft relies on R&D alliances, industry contacts, and its internal technical team to identify and develop innovative ideas to address a market need. Once defined, the team enters a feasibility phase to scope the operations requirements and early pricing builds. PrimaLoft then begins an interactive process of designing and verifying the product against external and internal requirements. Once product attributes and pricing builds are finalized, PrimaLoft further validates the product and process performance within the production environment and finalizes marketing assets before ensuring steady state production at toll manufacturing partner facilities.
Suppliers
PrimaLoft leverages an asset-lite production model, relying on a global network of third-party chemical suppliers, extruders, and fiber mills strategically located near brand partner production facilities throughout Asia, Europe, and North America. PrimaLoft’s vertically integrated supply chain is a competitive advantage, allowing for customized solutions to brand partners. Beginning at the polymer level, PrimaLoft possesses expertise in optimizing enhanced performance polymers. At the fiber extrusion level, PrimaLoft has the ability to innovate and create novel fibers, which are then used as inputs to the textile process. PrimaLoft provides fiber requirements and formulations to its network of exclusive manufacturing partners, who then directly receive raw materials ordered by PrimaLoft. PrimaLoft oversees the manufacturing partner insulation production process, often with visits to facilities and continuous testing to ensure all insulation produced meets the performance and sustainability standards. Once produced, the manufacturing partners ship insulation to brand partner manufacturing facilities, often located near the toll manufacturer in Europe or Asia. The brand partner manufacturer then produces the final product before it is shipped back to the brand partner, to a retailer, or direct to a consumer.
Intellectual Property
In addition to its brand, customer relationships and scale, PrimaLoft also makes use of product patents and process trade secrets as additional barriers to entry and competitive moats. As a leader in synthetic insulation PrimaLoft has built a patent portfolio of more than 25 issued and pending patents in the United States and more than 75 patents issued internationally. In addition, PrimaLoft uses a variety of trade secrets typically covering specific insulation manufacturing processes. Lastly, PrimaLoft has more than 50 registered and pending trademarks globally.
Seasonality
Due to the nature of insulated outwear and the concentration of spending in the northern hemisphere, PrimaLoft typically sees approximately 70% of sales in the first half of the calendar year, which is when brand partners order components to be used in cold weather apparel that will be sold to end consumers in the subsequent fall/winter.

Human Capital
PrimaLoft had 67 employees on December 31, 2022, 62 full-time employees and 5 part-time employees, with 38 employees located within the United States, 20 in China and the remainder in Europe and Vietnam. PrimaLoft's labor force is non-union. Management believes that PrimaLoft has a good relationship with its employees.
Velocity Outdoor
Overview
Velocity Outdoor, headquartered in Bloomfield, New York, is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer and distributor networks. Airguns historically represent Velocity Outdoor's largest product category. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. In September 2018, Velocity acquired Ravin Crossbows, a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In July 2022, Velocity acquired Kings Camo LLC which designs and sells high-performance, feature rich hunting and casual apparel of uncompromised quality, utilizing King’s own proprietary camouflage patterns. King’s target consumers are men, women and youth who are avid in their outdoor pursuits.
We acquired a majority interest in Velocity Outdoor on June 2, 2017.
History of Velocity Outdoor
Velocity was founded in 1923 as Crosman Rifle Company and was one of the first manufacturers of recreational airguns in the United States. Velocity Outdoor acquired Visible Impact Target Company in 1991 and Benjamin Sheridan Corporation in 1992. Benjamin was, and continues to be, a dominant U.S. producer of high-end pneumatic and CO2 powered airguns while Sheridan was one of the world’s foremost manufacturers of high-quality paintball markers. In 2007, Velocity expanded its offerings outside the traditional airgun category with the debut of its new optics division, Centerpoint Precision Optics. In 2008, Velocity diversified further by adding Crosman Archery to its list of branded products and introduced two new hunting crossbows in addition to youth archery products. In 2016, Velocity debuted its Centerpoint line of crossbows and the Benjamin Pioneer Airbow, the first ever mass-produced air powered archery device and with the 2018 acquisition of Ravin Crossbows, Velocity expanded their archery product line into the higher-end segment of the crossbow market. In July 2022, Velocity acquired Kings Camo LLC which designs and sells high-performance, feature rich hunting and casual apparel of uncompromised quality, utilizing King’s own proprietary camouflage patterns.
Today, Velocity Outdoor is an international designer, manufacturer and marketer of Crosman and Benjamin airguns including related ammunition and accessories, archery products including the Ravin and Centerpoint crossbows, airsoft rifles, pistols, and ammunition, laser aiming devices, precision optics and hunting apparel.
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
The airgun industry is estimated by management to constitute approximately $275 million of annual manufacturer revenue, including consumables and excluding accessories. With a history stretching back over a century, the industry is generally considered to be a mature sector, with stable growth rates in the low single digits. Airgun products are largely sold through big box specialty sporting goods retailers, mass merchants and online retailers, each accounting for roughly 18%, 20% and 29% of purchases, respectively. The remainder moves through dealers and distributors. Airguns are less seasonal than archery because there is no defined hunting season, although sales spike somewhat around holidays.

The archery equipment market is estimated by management to constitute approximately $770 million of annual manufacturers sales, of which $500-$550 million is attributable to bows and $200-$250 million is attributable to related archery consumables. Vertical and compound bows, and crossbows each comprise about half of the category sales, with crossbows gaining share in recent years. Independent archery dealer’s account for 39% and big box specialty sporting goods retailers account for approximately 32% of consumer purchases. Distributors, mass merchants, and online retailers make up the remainder of consumer sales.
The hunting apparel market is estimated by management to constitute $500 million of annual sales. Big box specialty sporting goods retailers account for approximately 39% of consumer purchases and online retailers sales account for 32%. Dealers and distributors make up the remainder of consumer sales.
Products, Customers and Distribution Channels
Products
Velocity designs, manufacturers and markets six categories of products: (i) airguns, (ii) archery products, (iii) consumables, or pellets, BBs and CO2 cartridges, (iv) optics, (v) airsoft, and (vi) apparel. Velocity's product strategy encompasses producing high quality, feature-rich products recognized by consumers for their craftsmanship and value, and building on a rich history to introduce innovative new products.
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
Archery Products - Velocity re-entered the archery market in 2016 with a product line anchored by the Centerpoint crossbow and the first-of-its-kind Pioneer Airbow. Centerpoint has grown rapidly since it was launched to become the leading player in the crossbow category. Centerpoint acquired market share by offering features like an aluminum frame, higher shooting velocity, integrated string stops, a 4x32mm scope and shoulder sling at very competitive retail prices.
Concurrent with the launch of the Centerpoint line of crossbows, Velocity also introduced the Pioneer Airbow. The Pioneer Airbow created a new sportsman category as the first ever mass-produced air-powered archery device, effectively bridging the gap between airguns and archery. Velocity acquired Ravin Crossbows in 2018, further expanding its product line in the archery market. Ravin Crossbows is a leading designer, manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In 2022 Ravin introduced the most compact, fastest, most powerful, and most accurate crossbow ever produced, shooting arrows at speeds over 500 feet per second. It also is available with an exclusive, and industry first, compact electronic cocking/de-cocking mechanism.
Consumables - Velocity's consumables segment consists of steel and plastic BBs, various styles of lead pellets, and single-use CO2 cartridges used to power airguns. BBs are typically used for plinking, training, or target shooting at a more affordable cost, while different pellet styles are designed either for accuracy, maximum penetration, or a combination of the two. Velocity is the world’s largest provider and only domestic manufacturer of CO2 cartridges, having first introduced the use of C02 as an airgun propellant in 1961. Consumables are produced under the Crosman and Benjamin brand names.
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
Hunting Apparel - Hunting apparel is designed specific to the activity and varies by region used and type of hunting. Hunting apparel includes, but is not limited to jackets, vests, pants, bibs, shirts, boots, base layers, socks, and gloves for men, women, and youth. Hunting apparel is typically: more durable and weather resistant than regular clothing; designed with special features for the field and fitted to provide more flexibility and less restricted movement. Proper clothing and apparel are essential to hunting success and enjoyment.
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
Customers
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The three largest customers represented 35%, 36% and 37%, respectively, of gross sales in 2022, 2021 and 2020 and represented the major sales channels; e-commerce, mass merchant, and regional retail.
Velocity had approximately $12.4 million and $26.6 million in firm backlog orders at December 31, 2022 and 2021, respectively.
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
•Water Bead Guns – In 2022, Velocity entered this new and fast growing category with the launch of its Gelbee brand of water bead guns and water bead BBs. Water bead guns functional similarly to airsoft guns, but use hydrogel instead of plastic BBs. These BBs are made of super-absorbent, biodegradable polymers which are more home and environmentally friendly.
•Hunting Apparel - The technical aspect of King’s apparel lends itself well to several other outdoor categories including but not limited to backpacking, camping, fishing, and hiking.
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
Competitive Strengths
Innovation and Engineering Capabilities with Strong IP - Velocity is a consumer-focused organization with a deep understanding of its consumers. In addition, Velocity employs and retains engineers who are the most accomplished in Velocity's markets which, combined with an innovative culture, have created significantly differentiated, demonstrably superior products with strong intellectual property protection.
Leading Consumer Brands with Branding and Marketing Capabilities to Drive Consumer Awareness, Affinity and Engagement. Velocity owns a portfolio of premium, iconic brands that are leaders in consumer awareness and affinity. These include brands with a long, rich heritage such as Crosman and Benjamin airguns with 100 and 139 year histories, respectively, as well as the fast growing, super premium, and market disruptive brand like Ravin and King's Camo.

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
Archery - The archery market competes within a “good, better, best” spectrum. Velocity's CenterPoint product line, as a value-for-price, entry to mid-level brand, tends to lie between the “good” and “better” segments, competing with Barnett Outdoors, Killer Instinct, and PSE Technologies, among others. Consumers tend to make purchasing decisions based on brand awareness, reliability, customer service, and pricing. Although CenterPoint is a recent entry into the archery market, the brand has been able to outpace more established brands on the reliability, pricing, and service aspects to win market share. The Ravin product line has a higher price point and falls within the "best" segment for crossbows, competing with the higher end Tenpoint crossbows. Ravin entered the market in 2017 and management believes it has since become the number one selling brand as measured by retail dollars.
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
Archery - Crossbow hunting restrictions have become less stringent over the last several years. Since 2006, 12 states, including populous hunting states like Wisconsin, Pennsylvania, and North Carolina, have legalized crossbow hunting, while many others moved to relax restrictions through the opening of limited seasons or creation of exceptions to hunting restrictions for those with disabilities. Today, only Oregon classifies crossbows as illegal but there is currently a proposal to allow crossbows during the all-weapon deer season in the eastern half of the state. Nearly 90% of all hunting permits are filed in states that currently allow crossbow hunting for at least part of the season. Although continued deregulation is expected, it likely will not be the largest driver for the crossbow category moving forward. Participation levels have steadily increased within the states.This, as well as consumer centric innovation that improves the hunting experience, will be the main drivers behind market growth.
Seasonality
Velocity typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons, respectively.
Human Capital
Velocity had 356 employees on December 31, 2022, 321 full-time employees and 35 part-time employees, with 355 employees located within the United States. Velocity’s labor force is non-union. Management believes that Velocity has a good relationship with its employees.
Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits, headquartered in Aurora, Colorado, is a provider of small-run, quick-turn and production rigid printed circuit boards ("PCBs"), throughout the United States. Advanced Circuits also provides its customers with assembly services in order to meet its customers’ complete PCB needs. The small-run and quick-turn portions of the PCB industry are characterized by customers requiring high levels of responsiveness, technical support and timely delivery. Due to the critical roles that PCBs play in the research and development process of electronics, customers often place more emphasis on the turnaround time and quality of a customized PCB than on the price. Advanced Circuits meets this market need by manufacturing and delivering custom PCBs in as little as 24 hours, providing customers with over 98% error-free production and real-time customer service and product tracking 24 hours per day.
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
On January 10, 2023, we entered into an agreement to sell Advanced Circuits. The sale was completed on February 14, 2023. Refer to Note S - Subsequent Events for a description of the transaction.
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
Advanced Circuits assists its customers throughout the life-cycle of their products, from product conception through volume production. Advanced Circuits works closely with customers throughout each phase of the PCB development process, beginning with the PCB design verification stage using its unique online tool, FreeDFM.com™, which enables customers to receive a free manufacturability assessment report within minutes, resolving design problems that would prohibit manufacturability before the order process is completed and manufacturing begins. The combination of Advanced Circuits’ user-friendly website and its design verification tool reduces the amount of human labor involved in the manufacture of each order as PCBs move from Advanced Circuits’ website directly to its computer numerical control, or CNC, machines for production, saving Advanced Circuits and customers cost and time. As a result of its ability to rapidly and reliably respond to the critical customer requirements, Advanced Circuits receives a premium for their small-run and quick-turn PCBs as compared to volume production PCBs.
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
The following table shows Advanced Circuits’ gross revenue by products and services for the periods indicated:

Gross Sales by Products and Services (1)	Year Ended December 31,
	2022	2021	2020
Volume Production (including assembly)	50.9%	46.1%	45.2%
Quick-Turn Production	31.6%	34.5%	33.4%
Small-run Production	15.0%	15.1%	18.2%
Third Party	2.5%	4.3%	3.2%
Total	100.0%	100.0%	100.0%
(1)    As a percentage of gross sales, exclusive of sale discounts.
Competitive Strengths
Advanced Circuits has established itself as a leading provider of small-run and quick-turn PCBs in North America and focuses on satisfying customer demand for on-time delivery of high-quality PCBs. Advanced Circuits’ management believes the following factors differentiate it from many industry competitors:
•Numerous Unique Orders Per Day — Advanced Circuits receives on average over 165 customer orders per day. Due to the large quantity of orders received, Advanced Circuits is able to combine multiple orders in a single panel design prior to production. Through this process, Advanced Circuits is able to reduce the number of costly, labor intensive equipment set-ups required to complete several manufacturing orders. As labor represents the single largest cost of production, management believes this capability gives Advanced Circuits a unique advantage over other industry participants.
•Diverse Customer Base — Advanced Circuits possesses a customer base with little industry or customer concentration exposure. For the year ended December 31, 2022, Advanced Circuits had two customers that each represented more than 5% of net sales. For each of the years ended December 31, 2021 and 2020, Advanced Circuits had one customer that represented more than 5% of net sales.
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
Customers and Distribution Channels
Advanced Circuits’ focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets, including industrial, consumer, telecommunications, aerospace/defense, biotechnology and electronics manufacturing. These customers range in size from large, blue-chip manufacturers to small, not-for-profit university engineering departments. The following table sets forth management’s estimate of Advanced Circuits’ approximate customer breakdown by industry sector for the fiscal years ended December 31, 2022, 2021 and 2020:

	Customer Distribution
Industry Sector	2022	2021	2020
Electrical Equipment and Components	24%	20%	20%
Electronics Manufacturing Services	22%	22%	20%
Industrial and Commercial Machinery	17%	18%	20%
Educational Institutions	10%	7%	8%
Transportation Equipment	7%	8%	5%
Measuring Instruments	4%	5%	3%
Engineer Services	2%	5%	2%
Business Services	1%	1%	1%
Wholesale Trade-Durable Goods	1%	1%	1%
All Other Sectors Combined	12%	13%	20%
Total	100%	100%	100%
Management estimates that over 75% of its orders are generated from existing customers. Moreover, more than half of Advanced Circuits’ orders in each of the years 2022, 2021 and 2020 were delivered within five days (not including long-lead orders).
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
Advanced Circuits, due to the volume of small-run and quick turn sales, had a negligible amount in firm backlog orders at December 31, 2022 and 2021.

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
Human Capital
Advanced Circuits had 391 employees at December 31, 2022 operating out of three production facilities in the United States. Advanced Circuits believes that it has a good relationship with its employees.
Altor Solutions
Overview
Altor Solutions, headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, grocery, automotive, building products and others. Altor's molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates 18 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts.
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
In July 2020, Altor acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. In October 2021, Altor acquired Plymouth Foam, a designer and manufacturer of custom protective packaging solutions and componentry. Today, Altor operates out of its corporate headquarters in Scottsdale, Arizona and 18 manufacturing facilities across North America.
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
Customers and Distribution Channels
Altor Solutions maintains a broad base of over 300 customers across a wide variety of end-markets, including appliances, pharmaceuticals, food and beverage, consumer electronics, automotive, furniture, building products and logistics. Altor's products are sold primarily direct to the customer or through third-party packaging distributors. Altor has maintained long-standing relationships with its top customers, often averaging ten or more years. Altor's three largest customers comprised approximately 30%, 34%, and 43% of net sales in the years ended December 31, 2022, 2021 and 2020, respectively.
Altor Solutions often maintains resin cost pass-through provisions with its contracted customers, allowing it to pass-through material resin price changes - resin constitutes its primary raw material cost.

The following table sets forth Altor's customer breakdown by sector for the fiscal years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020

Appliance	34.3%	37.1%	33.5%
Insulated shipping containers	31.6%	35.6%	38.5%
Protective packaging	12.0%	10.1%	12.3%
Construction	11.1%	5.3%	1.0%
Automotive	4.1%	3.5%	2.7%
Office furniture	2.5%	4.6%	4.6%
Other	4.4%	3.8%	7.4%
	100%	100%	100%
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
Competitive Strengths
National Scale and Proximity to Customers - Altor Solutions maintains a national footprint of 18 manufacturing locations across North America. Facilities are strategically located near customers’ production locations enabling Altor to be one of only a few foam molders capable of serving large national accounts. Due to foam’s high volume-to-weight ratio, foam manufacturers generally confine product shipments to a 300-mile radius in which shipping costs are economically viable. Thus, Altor is uniquely positioned to provide multi-facility support to its largest customers who often have multiple manufacturing or distribution locations.
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
Altor maintains 18 manufacturing facilities across North America with 16 located in the U.S. and 2 in Mexico, as well as one non-manufacturing corporate headquarters. Given the high volume, low density nature of foam, Altor's manufacturing facilities are strategically located near its largest customers’ production locations to minimize freight and logistics costs. Altor's geographic footprint covers a large portion of the continental U.S. and Mexico. Each plant has a warehouse space for raw materials, supplies and finished goods. Several plants also use third-party warehousing to store excess inventory. Altor uses common carriers to deliver finished product and in certain cases, some customers pick up directly from the plants.
Regulatory Environment
Altor's manufacturing operations and facilities are subject to federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous materials.
Human Capital
As of December 31, 2022, Altor employed 835 full-time employees. None of Altor's’ U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 95 employees at the two Mexican manufacturing facilities are unionized. Altor believes its relationship with its employees is good.
Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/transportation, oil and gas, medical, energy, reprographics and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with its customers worldwide. As a result, Arnold provides its customers with new and innovative materials and solutions that empowers them to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to optimize, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via four business units:
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
•Flexmag™ - High quality flexible magnetic sheet and strip, Flexmag products not only are magnetic but their processing capabilities allow for loading of a variety of materials into their flexible sheet products. Industries served include advertising specialties, industrial, medical, and transportation.
Arnold operates 11 manufacturing facilities worldwide but functions as one company and one team. The facilities are split under the four business units shown above along with prototyping and advanced technology development through its Technology Center. In 2022, Arnold expanded its tech center operations to Europe.
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
Through 2018 and 2019, Arnold deployed more advanced material from its PTM group such as Arnon 2 and 4 gauge electrical steels along with advanced performance molypermalloy metals. Advancements from the PMAG group during this same timeframe were targeted at magnet retention in high performance applications. The result of this hard work was the development of Carbon Fiber sleeving capabilities at its Sheffield UK facility. Lastly, Flexmag also introduced customized highly loaded composite materials for a variety of applications. In 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a provider of custom electric motor solutions for general industrial, aerospace and defense and oil and gas end markets. Ramco's complementary product portfolio will allow Arnold to offer more comprehensive, turn-key solutions to their customers. In 2022, we expanded tech center operations to Europe.
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
Products, Customers and Distribution Channels
Products
Permanent Magnets and Assemblies Group - Arnold’s Permanent Magnets and Assemblies Group (PMAG) is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The group’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, motorsport/ transportation, oil and gas, medical, general industrial, energy and reprographics. Arnold has established a reputation in the magnetic industry as the engineering solutions provider, assisting customers to ensure their critical assemblies meet expectations.
PMAG is Arnold’s largest business unit representing approximately 56% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
PMAG—Products and Applications:
•High precision magnetic rotors for use in electric motors and generators. Typically used in demanding applications such as aerospace and defense, oil and gas exploration, energy recovery systems, power dense medical equipment, and transportation applications
•Sealed pump couplings
•Beam focusing assemblies such as traveling wave tubes
•Oil & Gas exploration tools as well as pipeline inspection and down hole power generation
•Linear positioning Hall effect sensor systems
Rare Earth Magnets
•Samarium Cobalt (SmCo) - SmCo magnets are typically used in critical applications that require corrosion resistance or high temperature stability, such as motors, generators, actuators and sensors. Arnold markets its SmCo magnets under the trade name of RECOMA®, and is DFARS (Defense Federal Acquisition Regulation) compliant.
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
Electric Motors
Arnold manufactures electric motors and related components for use in industrial, military, and aerospace applications and represents approximately 18% of Arnold sales on an annualized basis. Arnold's Electric Motor division is a trusted partner, supplying high-quality, electrical components and assemblies to many well-known brands in the industrial and aerospace industries. Arnold's competent, trained staff are committed to engineering solutions together with its customers and ensuring their satisfaction.
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
Precision Thin Metals
Arnold’s precision thin metals group manufactures precision thin strip and foil products from an array of materials and represents approximately 9% of Arnold sales on an annualized basis. The Precision Thin Metals group serves the aerospace and defense, power transmission, alternative energy (hybrids, wind, battery, solar), medical, security, and general industrial end-markets. With top-of-the-line equipment and superior engineering, Precision Thin Metals has developed unique processing capabilities that allow it to produce foils and strip with precision and quality that are unmatched in the industry (down to 1/10th thickness of a human hair). In addition, the group’s facility is capable of increasing production from current levels with its existing equipment and is, we believe, well-positioned to realize future growth.
Precision Thin Metals - Products and Applications:
•Electrical steels for hybrid propulsion systems, electric motors, and micro turbines
•Electromagnetic and Radio Frequency Shielding
•Lightweight structures for aerospace applications
•Irradiation windows
•Batteries
•Military countermeasures
Flexmag
Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, industrial, medical, and reprographic applications. Flexmag represented approximately 17% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customers required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.
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
Motorsport / Transportation - Arnold produces high performance motor components and sub-assemblies for motorsport and transportation applications, such as the Kinetic Energy Recovery System, which includes a composite sleeved RECOMA® SmCo magnet rotor for a high speed, high power system and Electric Turbo Chargers that operate at greater than 100,000 RPM. Further emerging magnetic applications include electric traction drives, regenerative braking systems, starter generators, and electric turbo charging. As much of this technology utilizes magnetic systems, Arnold expects to benefit from this trend.
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
Energy - Arnold’s Precision Thin Metals group supplies grain-oriented silicon steel produced with proprietary methods for use in transformers and inductors. These cores allow for the production of very efficient transformers and inductors while minimizing size. In addition, Arnold’s magnet solutions can be found in advanced automatic circuit re-closer solutions that substantially reduce the stress on system components on the grid. Arnold’s solutions are also present in new power storage systems. The permanent magnet bearings used in new designs improve the efficiency of the flywheel energy storage system.
Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. Products are used in applications such as aerospace and defense, motorsport / transportation, oil and gas, medical, general industrial, energy, reprographics, and advertising specialties.
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2022, 2021 and 2020:

	Customer Distribution
Industry Sector	2022	2021	2020
General Industrial	30%	29%	26%
Aerospace and Defense	28%	38%	36%
Motorsport/ transportation	16%	14%	11%
Advertising specialties	7%	5%	8%
Oil and Gas	6%	4%	4%
Energy	3%	3%	3%
Reprographic	3%	2%	3%
Medical	2%	2%	3%
All Other Sectors Combined	5%	3%	6%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 27% for the year ended December 31, 2022, 35% for the year ended December 31, 2021, and 24% of total sales for the year ended December 31, 2020. In 2022, no individual customer represented more than 10% of Arnold's net revenues. In 2021, one customer represented approximately 14% of Arnold's net revenues. No individual customer represented greater that 10% of Arnold’s net revenues in 2020.
Arnold had firm backlog orders totaling approximately $82.7 million and $62.6 million, respectively, at December 31, 2022 and 2021.
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
Patents
Arnold currently has 2 patents in force in the United States, 1 patent in force in Europe and 1 patent in force in Japan.
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
Human Capital
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 753 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2022. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 65 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2025.

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
•Rimports - Rimports is a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, AmbiEscents, Oak & Rye, Estate Fusion and Ador brands. The company offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes, fragrance oils, essential oils, and diffusers. Rimports also sells flameless candles, lanterns, and outdoor lighting. Sterno acquired Rimports in February 2018. During the first quarter of 2022, Sterno completed the product lines integration of Sterno Home Inc. (“Sterno Home”) with Rimports to leverage the capabilities of Rimports’ operations for profitability and growth. Previously, Sterno Home was a separate product division of Sterno whose product offerings include flameless candles, traditional house and garden lighting including path lights, spotlights, and security lights.
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
In 2016, Sterno expanded their product offering with the acquisition of Northern International Inc. ("Sterno Home"). The success in the outdoor lighting of an innovative use of LED technology evolved into the development of patented flameless candle product line. In February 2018, Sterno acquired Rimports, a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems. Rimports offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes and essential oil and diffusers. In 2022, the combination of Sterno Home and Rimports created opportunities for cost savings and strong business synergies.
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
Rimports operates in the broad North American and United Kingdom home decor space (retail) which is heavily correlated to general consumer spending. Flameless and reusable wax products have seen increased adoption by younger consumers who prioritize economical and environmentally friendly products. Within the home decor space,

Rimports competes in the U.S. candle space and the U.S. home fragrance space, and, with the integration of Sterno Home, has added the flameless candles, lanterns and outdoor lighting industry. Management believes that a rise in demand from high-income households and businesses will bolster growth, with consumers spending more money on the cocooning trend and specifically on beautifying their indoor and outdoor home, changing out trendy accent items more frequently and investing in more spacious and comfortable outdoor spaces with many equivalent amenities of their indoor spaces.
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
Flameless Candles and Outdoor Lighting - Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 1000 SKU's available in its retail markets. All of Sterno's products are powered by one of the following - 1) Solar - solar panel with rechargeable power source - usually a rechargeable battery; 2) Battery - battery operated; 3) Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer; 4) Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors; 5) Line Voltage - hardwired into a home's electrical circuitry, or 6) Rechargeable - product is recharged when empty usually through a plug in wire and an onboard rechargeable power source.
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
Wickless Candle and Fragrance Products
•Wax Warmers and Scented Wax Cubes - The wax and wax warmer line is composed of a large variety of fragrance and warmer design choices for consumers. The wax cubes are long-lasting and consistently release strong fragrance. The consumer likes the product because the scented wax cubes are an impulse item ($2~ price range) and this product makes it easy and quick for the customer to change fragrance. The flameless feature is a plus in that it is very safe. The proprietary formula and world-class fragrances add to the high quality of the domestically-made products. Ongoing research ensures consumer loyalty, superior quality, and well-rounded fragrance programs. The wax warmers are made up of quality materials including wood, metal, ceramic, and glass.
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

Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 71%, 71%, and 73% of gross sales in the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
Gross sales by product (1)	2022	2021	2020
Canned Heat	35%	21%	11%
Wickless Candle Products	32%	40%	40%
Flameless Candle and Outdoor Lighting	6%	13%	16%
Diffusers and Essential Oils	5%	6%	9%
Table Lighting	5%	3%	2%
Other	17%	17%	22%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.
Sterno had approximately $15.2 million and $29.9 million in firm backlog orders at December 31, 2022 and 2021, respectively.
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
Rimports sources raw materials from and outsources manufacturing processes to companies in the U.S. and China. Raw materials include wax, fragrances, and color dye for waxes; essential oils; wood, metal, ceramic, and glass for warmers and diffusers; and packaging supplies. Products are shipped to retailers from outsourced manufacturing warehouses and Rimports’ two Utah warehouses. The Sterno Home product lines are sourced entirely from China.
Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 235 registered trademarks and 77 patents globally, and has 28 applications for trademarks and patents pending.
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
Human Capital
At December 31, 2022, Sterno had 510 employees within its two product divisions - 265 employees at Sterno Products and 245 employees at Rimports. Sterno Products operates out of four locations in the United States, with a majority of their employees located at production facilities in Memphis, Tennessee and Texarkana, Texas.

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
At December 31, 2022, we had approximately $1,850 million of consolidated debt outstanding. This level of consolidated debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our potential growth; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in our other areas of our business because of cash requirements to service our debt; and (iv) increasing our vulnerability to adverse economic conditions. Our financing arrangements subject the Company to certain customary affirmative and restrictive covenants. If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding under our 2022 Credit Facility. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
Changes in interest rates could materially adversely affect us.
Our 2022 Credit Facility bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our 2022 Credit Facility and reduce earnings and cash available for distribution, any of which could materially adversely affect us.
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
As of December 31, 2022, CGI Maygar Holdings LLC owns approximately 7.9 million or approximately 11.0% of our common shares and may have significant influence over the election of directors in the future.
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
Our Ergobaby, Marucci, Velocity, Altor and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers, distributors or manufacturers. Any negative change involving these retailers, distributors or manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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
Our results of operations, cash flow and financial condition could be materially adversely affected in the future by the global COVID-19 pandemic and related economic disruptions.
The COVID-19 pandemic adversely impacted global commercial activity and contributed to significant volatility in the equity and debt markets. The COVID-19 pandemic and restrictive measures taken during the course of the pandemic to contain or mitigate its spread caused business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions, labor shortages, increased inflationary pressure and overall economic and financial market instability both globally and in the United States. The extent to which the COVID-19 pandemic and related economic disruptions impact our business, results of operations, cash flow and financial condition will depend on future developments, which are highly uncertain, difficult to predict and largely outside of our control, including, but not limited to, the occurrence, spread, duration and severity of any subsequent wave or waves of outbreaks, including the emergence and spread of variants of the COVID-19 virus; the impact on our customers and suppliers; the actions taken by the U.S. and foreign governments to contain the pandemic, address its impact or respond to the reduction in global and local economic activity; the occurrence, duration and severity of a global, regional or national recession, depression or other sustained adverse market event; and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse effects on our results of operations and financial condition.
Risks Related to Taxation
The Trust is subject to U.S. corporate income taxes which reduces the earnings and cash available for distributions to holders of Trust common shares in respect of such investments and could adversely affect the value of Trust common shareholders’ investment.
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes (the “Election”). The Trust now incurs entity level U.S. federal corporate income taxes and applicable state and local taxes that it would not otherwise incur if it were still treated as a partnership for U.S. tax purposes. In addition, before the tax reclassification, income from the Trust was passed through to holders of its preferred shares, which resulted in less income being passed through from the Trust to holders of its common shares and effectively reduced each common shareholder’s allocable share of the Trust’s income; however, after the tax reclassification, no income will pass through to any shareholders, but the Trust will not be able to claim a tax deduction for distributions in respect of the preferred shares. Therefore, the amount of cash available for distributions to holders of Trust common shares could be reduced and their investment could be adversely affected.
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
The management fee paid to CGM for the year ended December 31, 2022 was $63.6 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
As of December 31, 2022, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $57.0 million, and goodwill of $1,133.4 million.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 2. PROPERTIES
The following is a summary as of December 31, 2022 of the physical properties owned or leased by our businesses that we consider materially important to those businesses.
5.11
5.11 is headquartered in Costa Mesa, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's primary leased offices and warehouse space.

Location	Square Feet	Use
Costa Mesa, CA	39,650	Office
Manteca, CA	400,000	Warehouse
Bankstown, Australia	10,387	Office
Malmo, Sweden	8,751	Office
Kowloon Bay, Hong Kong	17,759	Office
In addition, at December 31, 2022, 5.11 leased space for 110 retail stores, ranging in size from 3,000 square feet to 12,575 square feet, with an average square footage of 5,000 square feet.
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

Location	Square Feet	Use
Torrance, CA	4,595	Corporate
Carson, CA	5,000	Warehouse
Bialystok, Poland	9,688	Warehouse
Lugano
Lugano is headquartered in Newport Beach, California. The summary below outlines Lugano's primary leased office space and retail locations.

Location	Square Feet	Use
Newport Beach, CA	31,374	Corporate office and Retail salon
Palm Beach, FL	2,155	Retail salon
Aspen, CO	1,463	Retail salon
Ocala, FL	2,014	Retail salon
Houston, TX	1,069	Retail salon
Washington, DC	2,971	Retail salon
Marucci Sports
Marucci is headquartered in Baton Rouge, Louisiana. The summary below outlines Marucci's primary leased office and manufacturing space.

Location	Square Feet	Use
Baton Rouge, LA	131,565	Office/Distribution Center/Manufacturing
Baton Rouge, LA	16,800	Retail Store
King of Prussia, PA	22,450	Office/Manufacturing
Punxsutawney, PA	11,480	Manufacturing
Winnfield, PA	14,330	Manufacturing
Lafayette, LA	12,192	Retail Store
American Fort, UT	22,576	Distribution Center
PrimaLoft
PrimaLoft is headquartered in Latham, New York. The summary below outlines PrimaLoft's primary leased office space.

Location	Square Feet	Use
Latham, NY	13,321	Corporate Office
Xiamen, China	16,800	Office
Taufkirchen, Germany	22,450	Office

Velocity Outdoor
Velocity Outdoor is headquartered in Bloomfield, New York. Velocity owns a 225,000 square foot manufacturing facility in Bloomfield, New York that also holds their corporate offices, and leases a 144,000 square foot finished goods warehouse in Farmington, New York. Velocity's Ravin subsidiary operates an 80,000 square foot manufacturing facility in Superior, Wisconsin.
Advanced Circuits
Advanced Circuits is headquartered in Aurora, Colorado.The summary below outlines Advanced Circuit's primary leased office and manufacturing space.

Location	Square Feet	Use
Aurora, CO	114,000	Corporate Office/Manufacturing
Chandler, AZ	48,000	Office/Manufacturing
Maple Grove, MN	50,000	Office/Manufacturing
Altor Solutions
Altor is headquartered in Scottsdale, Arizona and operates 18 molding and fabricating facilities across North America. Altor owns the New Albany, IN, Bloomsburg, PA and El Dorado Springs, MO locations. All other locations are leased. The summary below outlines Altor's primary property locations.

Location	Square Feet	Use
Scottsdale, Arizona	7,000	Corporate
Anderson, South Carolina	133,250	Manufacturing/Warehouse
Compton, California	44,000	Manufacturing/Warehouse
Erie, Pennsylvania	35,772	Manufacturing/Warehouse
Fort Madison, Iowa	114,000	Manufacturing/Warehouse
Jackson, Tennessee	55,000	Manufacturing/Warehouse
Jefferson, Georgia	60,000	Manufacturing/Warehouse
Keller, Texas	131,073	Manufacturing/Warehouse
Modesto, California	79,000	Manufacturing/Warehouse
El Dorado Springs, Missouri	38,000	Manufacturing/Warehouse
New Albany, Indiana	65,000	Manufacturing/Warehouse
Bloomsburg, Pennsylvania	54,000	Manufacturing/Warehouse
Northbridge, MA	380,000	Manufacturing/Warehouse
Cranston, RI	14,000	Manufacturing/Warehouse
Plymouth, WI	248,000	Manufacturing/Warehouse
Gnadenhutten, OH	98,200	Manufacturing/Warehouse
Uxbridge, MA	117,586	Manufacturing/Warehouse
Tijuana, Mexico	60,000	Manufacturing/Warehouse
Rosa Jaurequi, MX	100,000	Manufacturing/Warehouse
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

Location	Square Feet	Use
Corona, CA	12,330	Corporate Office
Memphis, TN	233,027	Manufacturing
Texarkana, TX	369,700	Manufacturing
Delta, Canada	45,000	Warehouse
La Porte, IN	20,000	Office
Vancouver, Canada	50,372	Office
Vancouver, Canada	33,711	Warehouse
Mississauga, Canada	100,000	Warehouse
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	585,904	Warehouse
Calgary, Canada	28,748	Office/Warehouse
Corporate
Our corporate offices are located in Westport, Connecticut and Costa Mesa, California, where we utilize space provided by our Manager. We reimburse our Manager for a portion of the facilities cost based on the space used by staff who dedicate their time to the Company.
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
Arnold
Our Arnold subsidiary was named as co-defendant, together with 300 West LLC (“300 West”), in a suit filed in the Twenty-Second Judicial Circuit, McHenry County, Illinois, Chancery Division (Case No. 13CH1046) in 2013 by the State of Illinois (the “Marengo Litigation”). Arnold leases a site in Marengo, McHenry County, Illinois (the “Site”) from 300 West. Since 2008, Arnold and 300 West have been a part of the Illinois Remediation Program with respect to the Site. In the Marengo Litigation, the State of Illinois claimed that 300 West and Arnold discharged Chlorinated VOCs into the groundwater on-Site, which has since migrated off-Site into private drinking wells. The State of Illinois sought injunctive relief and civil penalties. In June of 2016, the parties entered into a consent order (as amended and restated up and through the date hereof, the “Consent Order”). 300 West, at its expense, connected residents whose drinking water was impacted by the alleged release to the City of Marengo’s public water supply, as required by the Consent Order. The Consent Order also requires Arnold and 300 West to submit to the Illinois Environmental

Protection Agency (IEPA) a comprehensive plan detailing steps to be taken by 300 West and Arnold to remediate on- and off-site soil and groundwater contamination. Discussions between Arnold and 300 West and the IEPA regarding the remediation plan are ongoing. The Consent Order also requires the ultimate settlement of any stipulated and civil penalties related to the Marengo Litigation. In May of 2021, the McHenry County State’s Attorney joined the Marengo Litigation as a plaintiff.
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
Common Stock Holders
On December 31, 2022 there were 13 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the year ended December 31, 2022. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

300
275
250
225
200
175
150
125
100
75
50
25
0
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Compass Diversified Holdings
NYSE Composite Index
NYSE Financial Sector Index

	Year ended December 31,
Data	2017	2018	2019	2020	2021	2022
Compass Diversified Holdings	$100.00	$79.94	$173.49	$146.60	$251.62	$156.75
NYSE Composite Index	$100.00	$91.05	$114.28	$122.26	$147.54	$133.75
NYSE Financial Sector Index	$100.00	$86.86	$111.49	$109.05	$136.74	$119.35

Distributions
During the year ended December 31, 2022, we declared and paid cash distributions of $1.00 to our common shareholders. During the year ended December 31, 2021, we declared and paid cash distributions of $2.21 to holders of record of our common shares, including a special distribution to shareholders in August 2021. On August 3, 2021, in order to offset a portion of the tax liability to the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes, the Company's board of directors declared a special cash distribution on the Trust’s common shares of $0.88 per common share. For the year 2020, we declared and paid cash distributions of $1.44 per share to holders of record of our common shares. Following the tax reclassification, the Company’s board reduced our anticipated annual distribution from $1.44 per Trust common share per year to approximately $1.00 per common share per year. The common cash distributions should generally constitute “qualified dividends” for U.S. federal income tax purposes to the extent paid from “earnings and profits” (as determined under U.S. federal income tax principles), provided that the requisite holding period is met. To the extent that the amount of the cash distributions exceeds earnings and profits, such distribution will first be treated as a non-taxable return of capital to the extent of the holder’s adjusted tax basis in the shares, and thereafter be treated as capital gain from the sale or exchange of such shares. The Company expects cash distributions will exceed earnings and profits in the 2022 taxable year.
The Company plans to continue to declare and pay quarterly cash distributions on all outstanding shares through fiscal 2023, however, the Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. The Company’s board of directors may, based on their review of our financial condition and results of operations and any future changes to our tax structure, determine to modify future distributions.
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
The Trust and the Company were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small and middle market businesses as those that generate annual cash flows of up to $100 million. We focus on companies of this size because we believe that these companies are more able to achieve growth rates above those of their relevant industries and are also frequently more amenable to efforts to improve earnings and cash flow.
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
In addition, because we intend to fund acquisitions through the utilization of our 2022 Revolving Credit Facility, we do not expect to be subject to delays in or conditions by closing acquisitions that would be typically associated with transaction specific financing, as is typically the case in such acquisitions. We believe this advantage is a powerful one and is highly unusual in the marketplace for acquisitions in which we operate.
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
From May 16, 2006 through December 31, 2022, we purchased twenty-three businesses (each of our businesses is treated as a separate operating segment) and disposed of eleven businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2022 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2022
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (2)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	71.8%	67.6%
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo (3)	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (4)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	N/a	N/a
Ergobaby (3)	September 16, 2010	$85,200	81.6%	72.8%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics (3)	March 5, 2012	$128,800	98%	85.5%
Clean Earth (3)	August 7, 2014	$251,400	N/a	N/a
Sterno (3) (5)	October 10, 2014	$314,400	99.4%	90.7%
Manitoba Harvest (3)	July 10, 2015	$102,700	N/a	N/a
5.11	August 31, 2016	$408,200	97.7%	88.3%
Velocity Outdoor (2) (3)	June 2, 2017	$150,400	99.4%	87.7%
Altor Solutions (3)	February 15, 2018	$253,400	99.8%	88.2%
Maruccci Sports (3)	April 20, 2020	$201,000	91.0%	82.1%
BOA	October 16, 2020	$456,800	91.8%	83.5%
Lugano	September 3, 2021	$265,100	59.9%	55.2%
PrimaLoft	July 12, 2022	$541,100	90.7%	83.7%
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
(5) The total purchase price of Sterno includes the acquisition of Rimports in February 2018 for a purchase price of $154.4 million.
Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700
Manitoba Harvest (3)	February 28, 2019	$294,300	$219,700	$121,700
Clean Earth	June 28, 2019	$625,000	$560,520	$217,900
Liberty	August 3, 2021	$147,500	$129,600	$73,700
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
We are dependent on the earnings of, and cash receipts from, the businesses that we own in order to meet our corporate overhead and management fee expenses and to pay distributions. The earnings and cash receipts from our businesses are generally lowest in the first quarter, and strongest in the third and fourth quarter, of each fiscal year. These earnings and cash receipts, net of any non-controlling interest in these businesses, are available to:
•meet capital expenditure requirements, management fees and corporate overhead charges;
•support working capital needs of our businesses and corporate overhead; and
•be distributed by the Trust to shareholders.
2022 Highlights and Recent Events
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed indirect acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("PrimaLoft Seller"). The total purchase price, including proceeds from noncontrolling shareholders, was approximately $530 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its revolving credit facility and a draw in full on its new $400 million term loan facility.
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
Advanced Circuits
Termination of Merger Agreement - On October 13, 2021, the LLC, as the Sellers Representative of the holders of stock and options of Advanced Circuits, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the "AC Agreement") with Tempo Automation, Inc. (“AC Buyer”), Aspen Acquisition Sub, Inc. (“AC Merger Sub”) and Advanced Circuits, pursuant to which AC Buyer would acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of AC Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of AC Buyer (the “AC Merger”). The AC Merger was conditioned on, among other things, the closing of a business combination between AC Buyer and a publicly traded special purpose acquisition company (a “SPAC”). In connection with the AC Merger, AC Buyer announced its entry into a definitive merger agreement for a business combination (the “SPAC Transaction”) with a SPAC, ACE Convergence Acquisition Corp. (“ACE”). The AC Agreement also provided that the AC Agreement could be terminated in the event closing of the AC Merger did not occur prior to January 27, 2022 (the "End Date"). Advanced Circuits was initially classified as held for sale in the consolidated financial statements as of December 31, 2021.

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
Subsequent Sale - On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, CODI received approximately $170 million of total proceeds at closing.
Common shares - For the 2022 fiscal year we declared distributions to our common shareholders totaling $1.00 per share.
Preferred shares - For the 2022 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.96875 on our Series B Preferred Shares and $1.96875 on our Series C Preferred Shares.
2023 Outlook and Significant Trends
Macroeconomic Trends
We continue to experience inflationary cost increases in our materials, labor and transportation costs. We expect that these inflationary cost increases will continue but will be partially mitigated by pricing actions that we have implemented in 2022. However, there has been, and we expect there could continue to be, a difference between the timing of when these pricing and other actions impact our results of operations and when the impact of cost inflation occurs. We expect changing market conditions and continued inflationary pressures to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers. With price pressures unlikely to abate and expected changes in monetary policies, we expect consumer spending to be negatively impacted during 2023. We expect continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
Global Supply Chain Trends
We continued to experience disruption in the global supply chain due to overall macroeconomic conditions, volatility in demand and the lingering effect of COVID-19 that led to transportation delays and U.S. port congestion during 2022. While these disruptions and delays have begun to moderate, we expect these disruptions to continue to have a negative impact on several of our subsidiary businesses. During 2022, several of our businesses relied on expensive air freight to import goods to meet customer demand and while most of the transportation costs have normalized during the back half of the year, other aspects of the supply chain have not normalized as we enter 2023. We are seeing the availability of raw materials, components and finished goods impacted by the supply chain challenges which has led to shortages of certain materials and led to pressure on revenue growth. In addition, the closure of certain Asian manufacturing facilities as a result of local government quarantine efforts has impacted our ability to import products timely. We took numerous actions during 2022 to build capacity as well as increase our supply chain related resources, including increasing inventory levels and investing in automated systems to increase production efficiency. Further, in the U.S., the surge in demand along with COVID-19 related labor shortages and rising hourly labor wages, are creating labor shortages and higher labor costs. We expect these cost trends to continue through 2023.
COVID-19 Update
While we expect the effect of COVID-19 on our businesses to moderate, there is still uncertainty around the continued spread of COVID-19 and new variants of the virus around the world. The economic and health conditions in the United States and across most of the globe have continued to change since the beginning of the pandemic and the ultimate impact of COVID-19 on our business is dependent on future developments, including its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses.
Business Outlook
The Company anticipates that the areas of focus for 2023, which are generally applicable to each of our businesses, include:
•Achieving sales growth through a combination of new product development, increasing distribution, new customer acquisitions and international expansion;
•Raising prices, when appropriate, on our goods due to rising input costs to preserve operating margins;
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2022, 2021 and 2020, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
We acquired PrimaLoft in July 2022, Lugano Diamonds in September 2021, BOA in October 2020 and Marucci Sports in April 2020. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2022, 2021 and 2020, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2022, 2021 and 2020, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2022 acquisition of PrimaLoft, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2021. For the 2021 acquisition of Lugano Diamonds, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2020. For the 2020 acquisitions of Marucci Sports and BOA, the pro forma results of operations have been prepared as if we purchased these businesses on January 1, 2020. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2022	2021	2020

Net revenues	$2,264,044	$1,932,155	$1,447,642
Cost of revenues	1,356,300	1,165,149	913,839
Gross profit	907,744	767,006	533,803
Selling, general and administrative expense	553,637	474,447	359,612
Management fees	63,604	47,477	34,249
Amortization expense	94,383	80,347	61,935
Impairment expense	20,552	—	—
Operating income	175,568	164,735	78,007
Interest expense, net	(83,506)	(58,839)	(45,768)
Amortization of debt issuance costs	(3,740)	(2,979)	(2,454)
Loss on debt extinguishment	(534)	(33,305)	—
Other income (expense)	(714)	(1,482)	(2,613)
Income from continuing operations before income taxes	87,074	68,130	27,172
Provision for income taxes	45,029	21,756	13,606
Income from continuing operations	$42,045	$46,374	$13,566
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net revenues
Net revenues for the year ended December 31, 2022 increased by approximately $331.9 million or 17.2% compared to the corresponding period in 2021. Our Lugano business, which we acquired in September 2021, contributed $147.5 million in incremental net revenue in 2022, and PrimaLoft, which we acquired in July 2022, contributed $24.7 million. During the year ended December 31, 2022 compared to 2021, we also saw significant increases in net sales at 5.11 ($41.3 million increase), BOA ($43.5 million increase), Marucci ($47.2 million increase), Arnold ($13.9 million increase), and Altor Solutions ($81.1 million increase), partially offset by a decrease in net revenue at Velocity Outdoor ($38.2 million decrease) and Sterno ($23.0 million decrease). Add-on acquisitions at Marucci (Lizard Skins in October 2021), Altor (Plymouth Foam in October 2021) and Arnold (Ramco Motors in March 2021) contributed to the growth in revenue at these businesses in the current year. On a consolidated level, our subsidiary businesses were able to increase revenue in 2022 as compared to the prior year as a result of acquisitions and continued strong performance despite increasing economic uncertainty and inflationary pressure during the back half of the year. We expect 2023 results of operations will continue to be impacted by reduced demand and discretionary consumer spending in certain of our branded consumer and niche industrial businesses. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and additional principal payments on those loans. However, on a consolidated basis these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $191.2 million during the year ended December 31, 2022, compared to the corresponding period in 2021, primarily as a result of the increase in net revenues. Our Lugano business contributed $72.7 million of the increase in cost of revenues for the year ended December 31, 2022 and our PrimaLoft business contributed $11.0 million of the increase in cost of revenues for 2022. We also saw notable increases in cost of revenues at 5.11 ($19.5 million increase), BOA ($17.7 million increase), Marucci ($28.0 million increase), Altor ($66.9 million increase), and Arnold ($9.0 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at Velocity ($15.7 million decrease) and Sterno ($18.4 million decrease) that corresponded to the decrease in revenue noted above. Gross profit as a percentage of net revenues was approximately 40.1% in the year ended December 31, 2022 compared to 39.7% in the year ended December 31, 2021. The increase in gross profit as a percentage of net sales in the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily attributable to the acquisition of Lugano in September 2021 and the implementation of price increases at most of our subsidiary businesses in excess of rising costs. Most of our subsidiary businesses continue to experience increased material, labor and transportation costs. The gross margins at both our branded consumer businesses and our niche industrial businesses have been impacted by global supply chain constraints and inflation that is leading to pressure on revenue and costs. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $79.2 million during the year ended December 31, 2022, compared to the corresponding period in 2021. A portion of the increase in the year ended December 31, 2022 is due to our Lugano acquisition in September 2021 ($28.0 million of the increase) and our PrimaLoft acquisition in July 2022 ($17.5 million of the increase, of which $5.7 million was attributable to acquisition costs). We also saw increases in selling, general and administrative expenses at Marucci and Altor related to the add-on acquisitions that occurred in the fourth quarter of 2021, as well as increased investment in marketing and headcount at several of our subsidiary businesses with increased revenues. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $16.3 million in 2022 and $17.3 million in 2021. Corporate level general and administrative expense during 2021 included non-recurring professional fees associated with our election for the Trust to be treated as a corporation for U.S. federal income tax purposes.
Management fees
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2022, we incurred approximately $63.6 million in management fees as compared to $47.5 million in fees in the year ended December 31, 2021. The increase in Management fees is primarily attributable to our acquisitions of Lugano in September 2021 and PrimaLoft in July 2022, as well as several add-on acquisitions in the fourth quarter of 2021, offset by our sale of Liberty in August 2021. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the third quarter of 2022 than would have normally been due. CGM also had entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first half of 2021 than would have normally been due. In the first quarter of 2021, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the cash proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM had entered into a waiver of the MSA at March 31, 2022 and June 30, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.
Amortization expense
Amortization expense for the year ended December 31, 2022 increased $14.0 million to $94.4 million as compared to the prior year, primarily as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lugano, which was acquired in September 2021, and PrimaLoft, which was acquired in July 2022.
Impairment expense
Ergobaby performed an interim impairment test of their goodwill during the period ended December 31, 2022 as a result of operating results that were below historical and forecast amounts. The impairment test resulted in Ergobaby recording impairment expense of $20.6 million in the year ended December 31, 2022.
Interest expense
We recorded interest expense totaling $83.5 million for the year ended December 31, 2022 compared to $58.8 million for the comparable period in 2021, an increase of $24.7 million. The increase in interest expense in the current year reflects the higher amount outstanding on our senior notes during the current year after we redeemed $600 million of 8.000% 2026 Senior Notes and issued $1000 million of 5.250% 2029 Senior Notes in March of 2021, and issued $300 million of 5.000% 2032 Senior Notes in November 2021, and higher amounts outstanding on our revolving credit facility in the current year, as well as the interest expense associated with our new $400 million 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft. Current year interest expense also reflects the higher interest rate environment applicable to the amounts outstanding under our credit facility. While the actual timing and extent of the future increases in interest rates remains unknown, higher long-term interest rates are expected to increase interest expense on the debt outstanding under our 2022 Credit Facility.
Provision for income taxes
We had income tax expense of $45.0 million with an effective income tax rate of 51.7% during the year ended December 31, 2022 compared to income tax expense of $21.8 million with an effective income tax rate of 31.9% during the same period in 2021. Our net income from continuing operations before income taxes for the year ended December 31, 2022 increased $18.9 million as compared to income from continuing operations before taxes for the year ended December 31, 2021 ($87.1 million in 2022 compared to $68.1 million in 2021). Our income tax provision increased by $23.3 million in 2022 as compared to 2021. Our income from continuing operations before taxes in 2021 included a $33.3 million loss on debt extinguishment that we recognized associated with the repayment of our $600 million 2026 Senior Notes. The loss on debt extinguishment was incurred at the Trust, which at the time was taxed as a partnership for income tax purposes and did not impact the income tax provision in the prior year. On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes.
In the current year, our provision was driven by the acquisitions of Lugano in September 2021, and an increase in earnings at several of our subsidiary businesses during the year, particularly 5.11, BOA and Marucci, as well as the reversal of a $12.1 million tax benefit recognized in the prior year as a result of the accounting treatment of Advanced Circuits as held-for-sale at December 31, 2021. This benefit reversed in the third quarter of 2022 when Advanced Circuits no longer qualified as held-for-sale. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the loss incurred at the Trust related to corporate overhead and management fees incurred. The tax provision reflects the effect of state and local taxes, foreign taxes and the related allocation of income at our subsidiaries, in addition to the effect of the losses at our parent company.

Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net revenues
Net revenues for the year ended December 31, 2021 increased by approximately $484.5 million or 33.5% compared to the corresponding period in 2020. Our Marucci business, which we acquired in April 2020, contributed $74.7 million in incremental net revenue during the year ended December 31, 2021, and our BOA business, which we acquired in October 2020, contributed $139.9 million in incremental revenue in 2021. Our Lugano business, which we acquired in September 2021, had $54.4 million in revenue during the period of our ownership.  During the year ended December 31, 2021 as compared to the year ended December 31, 2020, we saw notable sales increases at 5.11 ($43.9 million increase), and Velocity ($54.4 million increase) as a result of an increased consumer focus on outdoor related brands. Our Altor Solutions business also saw an increase in net revenues of $50.2 million, primarily as a result of add-on acquisitions that occurred in July 2020 and October 2020. We also saw notable increases in net revenue in 2021 as compared to 2020 at several of our other business which saw increased sales compared to the prior year, which was negatively impacted by the COVID-19 pandemic. These increases in net revenue occurred at Ergobaby ($18.9 million increase), Arnold ($41.0 million increase, which was partially attributable to an add-on acquisition in March 2021) and Sterno ($5.1 million increase). Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and additional principal payments on those loans. However, on a consolidated basis these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $251.3 million during the year ended December 31, 2021, compared to the corresponding period in 2020, primarily as a result of the increase in net revenues. Gross profit as a percentage of net revenues was approximately 39.7% in year ended December 31, 2021 compared to 36.9% in 2020. We recognized $5.9 million in expense related to the amortization of the inventory step-up resulting from our purchase price allocation of Marucci Sports and BOA and Altor's acquisition of Polyfoam during the year ended December 31, 2020, and $2.8 million in expense related to the inventory step-up resulting from our purchase price allocation for Lugano during the year-ended December 31, 2021. Excluding the effect of the amortization of inventory step-up, gross profit as a percentage of net revenues was 40.0% and 37.1%, respectively, for 2021 and 2020. The increase in gross profit percentage in 2021 as compared to 2020 was primarily related to the increase in net revenue at our branded consumer businesses, which have higher gross margins than our niche industrial businesses. The gross margins at our niche industrial businesses have been impacted by global supply chain constraints and increased costs of materials and components. The impact from these factors has been mostly offset by gains in operating efficiencies and price increases to our customers. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
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

Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2021, we incurred approximately $47.5 million in management fees as compared to $34.2 million in fees in the year ended December 31, 2020. The increase in management fees is primarily attributable to our acquisition of Marucci in April 2020, BOA in October 2020 and Lugano in September 2021, offset by our sale of Liberty in August 2021. CGM has entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid during 2021 than would have normally been due. In the first quarter of 2021, the Company and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the cash proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM has entered into a waiver of the MSA at December 31, 2021 to exclude the cash balances held at the LLC from the calculation of the management fee. In the first quarter of 2020, as a proactive measure to provide the Company with additional liquidity in light of the onset of the COVID-19 pandemic, the Company drew $200 million down on the 2018 Revolving Credit Facility. The Company and CGM entered a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to cash balances at March 31, 2020 which reduced the amount of management fee that would have been paid in the first quarter of 2020. Additionally, as a result of an expected decline in earnings and cash flows in the second quarter of 2020 in light of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020.
Amortization expense
Amortization expense for the year ended December 31, 2021 increased $18.4 million to $80.3 million as compared to the prior year, primarily as a result of the acquisitions of Marucci in April 2020 and BOA in October 2020 and Lugano in September 2021.
Interest Expense
We recorded interest expense totaling $58.8 million for the year ended December 31, 2021 compared to $45.8 million for the comparable period in 2020, an increase of $13.1 million. The increase in interest expense in the current year reflects the higher amount outstanding on our senior notes during the current year after we redeemed $600.0 million of our 8.000% 2026 Senior Notes and issued $1,000.0 million of 5.250% 2029 Notes in March of 2021, and issued an additional $300.0 million of 5.000% Senior Notes due in 2032 in November 2021. We also had an increase in the average amount outstanding under our Revolving Credit Facility during 2021 compared to the prior year. The average amount outstanding on our Revolving Credit Facility in 2021 was approximately $125.2 million, while the average amount outstanding during 2020 was $101.4 million.
Income Taxes
We had income tax expense of $21.8 million with an effective income tax rate of 31.9% during the year ended December 31, 2021 compared to income tax expense of $13.6 million with an effective income tax rate of 50.1% during the same period in 2020. Our net income from continuing operations before income taxes for the year ended December 31, 2021 increased $41.0 million as compared to income from continuing operations before taxes for the year ended December 31, 2020 ($68.1 million in 2021 compared to $27.2 million in 2020). Our income tax provision increased by $8.2 million in 2021 as compared to 2020. The tax provision reflects the effect of state and local taxes, foreign taxes and the related allocation of income at our subsidiaries, in addition to the effect of the losses at our parent company. The effective tax rate for the years ended December 31, 2022 and 2021 includes a loss at our parent company, which was previously taxed as a partnership.
On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes. The Trust recorded a deferred tax benefit of $12.1 million at December 31, 2021 to reflect the effect of the classification of ACI as held-for-sale.
Results of Operations — Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products or services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector. We recently announced our desire to acquire businesses in the healthcare sector, with a focus on outsourced pharma, medical manufacturing services and provider services. We have not yet acquired a business in the healthcare sector.
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
Results of Operations

	Year ended December 31,
(in thousands)	2022		2021		2020
Net sales	$486,213	100.0%	$444,963	100.0%	$401,106	100.0%
Gross profit	$257,007	52.9%	$235,288	52.9%	$202,245	50.4%
Selling, general and administrative expense	$203,709	41.9%	$186,090	41.8%	$162,386	40.5%
Segment operating income	$43,531	9.0%	$39,374	8.8%	$30,087	7.5%
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $486.2 million, an increase of $41.3 million, or 9.3%, compared to the same period in 2021. This increase is due primarily to direct-to-consumer growth of $19.6 million, up 10% from the prior year comparable period. Retail sales grew largely due to store count growth, as well as positive growth in same-store sales for the year ended December 31, 2022, as compared to the same period last year. Net sales were also positively impacted by a $19.4 million, or 23.6%, increase in international sales due to strong demand, and a $7.2 million, or 5%, increase in domestic wholesale sales growth following the fulfillment of backorders and strong demand.
Gross profit
Gross profit as a percentage of net sales was 52.9% in both the years ended December 31, 2022 and December 31, 2021. Gross profit percentage was favorably impacted by price increases, customer mix and product mix, all of which were offset by increased inbound ocean freight charges during the period due to logistic challenges during the year.
Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2022 increased to $203.7 million or 41.9% of net sales compared to $186.1 million or 41.8% of net sales for the year ended December 31, 2021. The increase in selling, general and administrative expense for the year ended December 31, 2022 was driven by the costs associated with additional retail stores, increased sales and marketing spend to drive digital sales, and increased travel and entertainment spend coming out of the COVID-19 pandemic. These increases were partially offset by a decrease in bonus related expenses, outside service expenses, variable marketplace expenses and stock-based compensation.

Segment operating income
Segment operating income for the year ended December 31, 2022 was $43.5 million, an increase of $4.2 million when compared to the same period in 2021, based on the factors described above.
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
Segment operating income
Segment operating income for the year ended December 31, 2021 was $39.4 million, an increase of $9.3 million when compared to the same period in 2020, based on the factors described above.
BOA
Overview
BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.

Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for BOA for the year ended December 31, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for BOA have been included in the consolidated results of operation from the date of acquisition, October 16, 2020.

	Year ended December 31,
	2022		2021		2020
(in thousands)					Pro forma
Net sales	$208,688	100.0%	$165,150	100.0%	$106,365	100.0%
Gross profit	$126,768	60.7%	$100,976	61.1%	$62,840	59.1%
Selling, general and administrative expense	$52,268	25.0%	$50,591	30.6%	$40,845	38.4%
Segment operating income	$57,810	27.7%	$33,976	20.6%	$5,750	5.4%
Pro forma financial information for BOA for the year ended December 31, 2020 includes pre-acquisition results of operations for the period from January 1, 2020 through October 16, 2020, the acquisition date of BOA, for comparative purposes. The historical results of BOA have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. Pro forma results of operations include the following pro forma adjustments as if we had acquired BOA January 1, 2020:
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for BOA of $11.9 million for the year ended December 31, 2020.
•Management fees that would have been payable to the Manager during the period.
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $208.7 million, an increase of $43.5 million or 26.4% when compared to net sales of $165.2 million for the year ended December 31, 2021. The increase was reflected across key industries including Snow Sports, Outdoor, Athletic and Workwear. The three factors impacting their growth rates were market share gains, increased consumer participation as well as accelerated production ordering by BOA’s customers due to longer lead times resulting from overall global supply chain constraints.
Gross profit
Gross profit as a percentage of net sales was 60.7% for the year ended December 31, 2022 compared to 61.1% for the same period in 2021. The decrease in gross profit as a percentage of net sales during the current year is attributable primarily to increased depreciation expense related to investments in production tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $52.3 million, or 25.0% of net sales, compared to $50.6 million, or 30.6% of net sales for the year ended December 31, 2021. The increase in selling, general and administrative expense of $1.7 million in the current year is due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments. Selling general and administrative expense in the year ended December 31, 2021 included $3.3 million in integration services fees paid to CGM that did not recur in the current year.
Segment operating income
Segment operating income was $57.8 million for the year ended December 31, 2022 as compared to $34.0 million in segment operating income in the year ended December 31, 2021, an increase of $23.8 million based on the factors noted above.

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
Segment operating income
Segment operating income was $34.0 million for the year ended December 31, 2021 as compared to $5.8 million in segment operating income in the year ended December 31, 2020, an increase of $28.2 million based on the factors noted above.
Ergobaby
Overview
Ergobaby, headquartered in Torrance, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers, bouncers and related products. Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than half of its sales from outside of the United States.
Results of Operations

	Year ended December 31,
(in thousands)	2022		2021		2020
Net sales	$88,435	100.0%	$93,631	100.0%	$74,728	100.0%
Gross profit	$54,430	61.5%	$61,139	65.3%	$49,295	66.0%
Selling, general and administrative expense	$42,740	48.3%	$43,923	46.9%	$36,281	48.6%
Impairment expense	$20,552	23.2%	$—	—%	$—	—%
Segment operating income (loss)	$(16,814)	(19.0)%	$9,087	9.7%	$5,194	7.0%

Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $88.4 million, a decrease of $5.2 million or 5.5% compared to the same period in 2021. During the year ended December 31, 2022, international sales were approximately $56.2 million, representing a decrease of $4.1 million over the corresponding period in 2021 primarily as a result of slower Asia-Pacific distributor sales from continued travel restrictions in the region. The economic slowdown in the United Kingdom also contributed to the decrease. Domestic sales were $32.2 million during the year ended December 31, 2022, reflecting a decrease of $1.1 million compared to the corresponding period in 2021. The decrease in domestic sales was primarily attributable to lower Tula e-commerce sales versus the prior year.
Gross profit
Gross profit as a percentage of net sales was 61.5% for the year ended December 31, 2022 compared to 65.3% for the same period in 2021. The decrease in gross profit as a percentage of sales was due to channel mix shifts, increased material costs, increased inbound freight (including air freight) as a result of supply chain shortages, as well as the impact of fluctuations in foreign currency exchange rates in the European Union.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 decreased to approximately $42.7 million or 48.3% of net sales compared to $43.9 million or 46.9% of net sales for the same period of 2021. The decrease in selling, general and administrative expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is due to favorable payroll expenses.
Impairment expense
Ergobaby performed an interim impairment test of their goodwill during the period ended December 31, 2022 as a result of operating results that were below historical and forecast amounts. The impairment test resulted in Ergobaby recording impairment expense of $20.6 million in the year ended December 31, 2022.
Segment operating income (loss)
Segment operating income for the year ended December 31, 2022 decreased $25.9 million, to a loss from operations of $16.8 million, compared to operating income of $9.1 million for the same period of 2021. Ergo recognized impairment expense of $20.6 million in 2022 after determining that interim impairment testing was necessary.
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
Segment operating income
Segment operating income for the year ended December 31, 2021 increased $3.9 million, to $9.1 million, compared to $5.2 million for the same period of 2020, primarily as a result of the factors described above.
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

	Year ended December 31,
(in thousands)	2022		2021		2020
			Pro forma		Pro forma
Net sales	$201,507	100.0%	$125,105	100.0%	$67,221	100.0%
Gross profit	$98,596	48.9%	$58,778	47.0%	$33,194	49.4%
Selling, general and administrative expense	$39,960	19.8%	$23,846	19.1%	$12,642	18.8%
Segment operating income	$53,015	26.3%	$29,165	23.3%	$14,826	22.1%
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
Year ended December 31, 2022 compared to the Pro forma Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 increased approximately $76.4 million or 61.1%, to $201.5 million, compared to the corresponding year ended December 31, 2021. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The sales in the first half of the prior year were still impacted by the effects of the COVID-19 pandemic which limited the number of events attended by Lugano and led to reduced net sales as compared to the current year. In the current year, Lugano has experienced an increase in sales as it has invested in building out its sales, marketing and event staff and increased the number of events it has attended.

Gross profit
Gross profit as a percentage of net sales totaled approximately 48.9% in the year ended December 31, 2022 compared to 47.0% in the year ended December 31, 2021. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period. In the current year, Lugano recorded $5.5 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the year ended December 31, 2022 was 51.7%. In the prior period, Lugano recorded $2.8 million in amortization to cost of goods sold related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2021 was 49.2%.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 increased to approximately $40.0 million or 19.8% of net sales compared to $23.8 million or 19.1% of net sales for the same period of 2021. Lugano has significantly increased its head count in the last year as it invests in additional professionals to support its growth, and has expanded its investment in advertising and marketing spend during the current year.
Segment operating income
Segment operating income increased $23.9 million during the year ended December 31, 2022 to $53.0 million compared to segment operating income of $29.2 million during the same period in 2021, principally as a result of the increase in sales and gross profit in 2022, as described above.
Pro Forma Year ended December 31, 2021 compared to the Pro forma Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 increased approximately $57.9 million or 86.1%, to $125.1 million, compared to the corresponding year ended December 31, 2020. Lugano sells high-end jewelry primarily through retail salons and via pop-up showrooms at multiple equestrian, social and charitable functions each year. The effects of the COVID-19 pandemic in the prior year severely impacted both the operations of the retail salons and the number of events attended by Lugano which led to reduced net sales as compared to the current year.
Gross profit
Gross profit as a percentage of net sales totaled approximately 47.0% in the year ended December 31, 2021 compared to 49.4% in the year ended December 31, 2020. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period. In the current period, Lugano recorded $2.8 million in amortization to cost of goods sold related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2021 was 49.2%.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 increased to approximately $23.8 million or 19.1% of net sales compared to $12.6 million or 18.8% of net sales for the same period of 2020. The effects of the COVID-19 pandemic in the prior year led to a reduction in variable costs, particularly marketing spend, in the year ended December 31, 2020. The selling, general and administrative expense in the current year reflects a more normalized level of spending.
Segment operating income
Segment operating income increased $14.3 million during the year ended December 31, 2021 to $29.2 million compared to segment operating income of $14.8 million during the same period in 2020, principally as a result of the increase in sales and gross profit in 2021, as described above.

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
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for Marucci for the year ended December 31, 2020 as if we had acquired the business on January 1, 2020. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Marucci have been included in the consolidated results of operation from the date of acquisition, April 20, 2020.

	Year ended December 31,
	2022		2021		2020
(in thousands)					Pro forma
Net sales	$165,411	100.0%	$118,166	100.0%	$65,942	100.0%
Gross profit	$83,628	50.6%	$64,377	54.5%	$33,774	51.2%
Selling, general and administrative expense	$52,334	31.6%	$40,825	34.5%	$30,458	46.2%
Segment operating income (loss)	$21,113	12.8%	$16,419	13.9%	$(3,898)	(5.9)%
Pro forma financial information for Marucci for the year ended December 31, 2020 includes pre-acquisition results of operations for the period from January 1, 2020 through April 20, 2020, the acquisition date of Marucci, for comparative purposes. The historical results of Marucci have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. Pro forma results of operations include the following pro forma adjustments as if we had acquired Marucci January 1, 2020:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.2 million for the year ended December 31, 2020.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Marucci of $1.2 million for the year ended December 31, 2020.
•Management fees that would have been payable to the Manager during each period.
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $165.4 million, an increase of $47.2 million as compared to net sales of $118.2 million for the year ended December 31, 2021. The increase in net sales was due to Marucci's acquisition of Lizard Skins in the fourth quarter of 2021, as well as increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the year ended December 31, 2022 increased $19.3 million as compared to the year ended December 31, 2021. Gross profit as a percentage of sales was 50.6% for the year ended December 31, 2022 as compared to 54.5% for the year ended December 31, 2021. The decrease in gross profit as a percentage of net sales during the year ended December 31, 2022 as compared to the year ended December 31, 2021, was primarily due to increased freight costs during the first half of 2022, as delays in Marucci's supply chain coupled with demand exceeding the company's forecast led to increased use of air freight to meet increased demand from Marucci's customer base.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $52.3 million, or 31.6% of net sales compared to $40.8 million, or 34.5% of net sales for the year ended December 31, 2021. The increase in selling, general and administrative expense for the year ended December 31, 2022 correlates to the increase in net sales, including the Lizards Skins acquisition, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci has also incurred additional professional fees, personnel costs and marketing expenses in 2022 related to investments supporting growth.
Segment operating income
Segment operating income for the year ended December 31, 2022 was $21.1 million compared to segment operating income of $16.4 million for the same period in 2021, primarily as a result of the factors noted above.
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
Segment operating income (loss)
Segment operating income for the year ended December 31, 2021 was $16.4 million compared to segment operating loss of $3.9 million for the same period in 2020, primarily as a result of the factors noted above.
PrimaLoft
Overview
PrimaLoft Technologies is a leading provider of branded, high-performance synthetic insulation and materials used primarily in consumer outerwear and accessories. The portfolio of PrimaLoft synthetic insulations offers products that can both mimic natural down aesthetics and provide the freedom to design garments ranging from stylish puffers to lightweight performance apparel. PrimaLoft insulations also offer superior economics to the brand partner and enable better sustainability characteristics through the use of recycled, low-carbon inputs. PrimaLoft is headquartered in Latham, New York.

Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for PrimaLoft for the years ended December 31, 2022 and 2021 as if we had acquired the business on January 1, 2021. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for PrimaLoft have been included in the consolidated results of operation from the date of acquisition, July 12, 2022.

	Year ended December 31,
	2022		2021
(in thousands)	Pro forma		Pro forma
Net sales	$79,929	100.0%	$65,882	100.0%
Gross profit	$47,513	59.4%	$40,153	60.9%
Selling, general and administrative expense	$27,576	34.5%	$17,308	26.3%
Amortization expense	$20,814	26.0%	$20,814	31.6%
Segment operating income (loss)	$(1,877)	(2.3)%	$1,031	1.6%
Pro forma results of operations include the following pro form adjustments as if we had acquired PrimaLoft January 1, 2021:
•    Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation of PrimaLoft of an additional $6.4 million and $11.8 million, respectively, for the years ended December 31, 2022 and 2021.
•    Management fees of $1.0 million that would have been payable to the Manager during each period.
Pro forma Year ended December 31, 2022 compared to the Pro forma Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $79.9 million, an increase of $14.0 million as compared to net sales of $65.9 million for the year ended December 31, 2021. The increase in net sales during the year ended December 31, 2022 was a result of gain in market share with brand partners from down and synthetic alternatives, and also strong growth within the outdoor market.
Gross profit
Gross profit for the year ended December 31, 2022 increased $7.4 million as compared to the year ended December 31, 2021. Gross profit as a percentage of net sales for the year ended December 31, 2022 was 59.4%, as compared to gross profit as a percentage of sales of 60.9% for the year ended December 31, 2021. In the current year, PrimaLoft recorded $0.6 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the year ended December 31, 2022 was 60.2%. Gross profit as a percentage of sales decreased year over year primarily due to an increase in input costs ahead of price increases.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $27.6 million, or 34.5% of net sales compared to $17.3 million, or 26.3% of net sales for the year ended December 31, 2021. Selling, general and administrative expense in the current year includes $5.8 million of transaction costs related to the Company's acquisition of PrimaLoft, and $2.4 million in integration services fees.
Segment operating income (loss)
Segment operating loss for the year ended December 31, 2022 was $1.9 million, a decrease of $2.9 million when compared to segment operating income of $1.0 million for the same period in 2021, primarily as a result of the factors noted above.

Velocity Outdoor
Overview
Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns.
Results of Operations

	Year ended December 31,
(in thousands)	2022		2021		2020
Net sales	$232,238	100.0%	$270,426	100.0%	$215,996	100.0%
Gross profit	$62,686	27.0%	$85,147	31.5%	$66,819	30.9%
Selling, general and administrative expense	$33,867	14.6%	$35,790	13.2%	$32,263	14.9%
Segment operating income	$18,961	8.2%	$39,725	14.7%	$24,925	11.5%
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $232.2 million compared to net sales of $270.4 million for the year ended December 31, 2021, a decrease of $38.2 million or 14.1%. The decrease in net sales during the year ended December 31, 2022 is primarily due to inflationary pressures impacting demand for lower-priced Airgun and Archery products partially offset by the impact of the King's Camo acquisition.
Gross profit
Gross profit as a percentage of net sales was 27.0% for the year ended December 31, 2022 as compared to 31.5% in the year December 31, 2021. The decrease in gross profit as a percentage of net sales was primarily attributable to product mix as Velocity sold more legacy products with lower margins versus new models at higher margins along with increased supply chain costs.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $33.9 million, or 14.6% of net sales compared to $35.8 million, or 13.2% of net sales, for the year ended December 31, 2021. The increase in selling, general and administrative expense is primarily driven by the decrease in net sales as spending on selling, general and administrative expense was down year-over-year driven by volume related expenses. We continue to invest in consumer marketing at Velocity.
Segment operating income
Segment operating income for the year ended December 31, 2022 was $19.0 million, a decrease of $20.8 million when compared to segment operating income of $39.7 million for the comparable period in 2021. The decrease in segment operating income in the year ended December 31, 2022 reflects the factors noted above.
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
Gross Profit
Gross profit as a percentage of net sales was 31.5% for the year ended December 31, 2021 as compared to 30.9% in the year December 31, 2020. The increase in gross profit as a percentage of net sales was primarily attributable to the impact of new, feature rich, higher margin products across Airgun and Archery divisions.
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
Segment operating income
Segment operating income for the year ended December 31, 2021 was $39.7 million, an increase of $14.8 million when compared to segment operating income of $24.9 million for the comparable period in 2020. The increase in segment operating income in the year ended December 31, 2021 reflects the factors noted above.

Niche Industrial Businesses
Advanced Circuits
Overview
Advanced Circuits is a provider of small-run, quick-turn and volume production (including assembly) PCBs to customers throughout the United States. Historically, small-run and quick-turn PCBs have represented approximately 50% to 54% of Advanced Circuits’ gross revenues. Small-run and quick-turn PCBs typically command higher margins than volume production PCBs given that customers require high levels of responsiveness, technical support and timely delivery of small-run and quick-turn PCBs and are willing to pay a premium for them. Advanced Circuits is able to meet its customers’ demands by manufacturing custom PCBs in as little as 24 hours, while maintaining over 98.0% error-free production rates and real-time customer service and product tracking 24 hours per day. On February 14, 2023, we sold our interest in Advanced Circuits. Refer to Note S - Subsequent Events, for a description of the transaction. Advanced Circuits is included in continuing operations in the consolidated financial statements for the year ended December 31, 2022.
Results of Operations

	Year ended December 31,
(in thousands)	2022		2021		2020
Net sales	$89,503	100.0%	$90,487	100.0%	$88,075	100.0%
Gross profit	$41,064	45.9%	$41,049	45.4%	$38,838	44.1%
Selling, general and administrative expense	$16,934	18.9%	$15,277	16.9%	$15,194	17.3%
Segment operating income	$23,617	26.4%	$25,232	27.9%	$22,891	26.0%
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $89.5 million, a decrease of approximately $1.0 million or 1.1% compared to the year ended December 31, 2021. The decrease in net sales for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due primarily to decreased sales in the Quick-Turn Production and Subcontract product lines.

Gross profit
Gross profit as a percentage of net sales increased during the year ended December 31, 2022 compared to the corresponding period in 2021 (45.9% at December 31, 2022 compared to 45.4% at December 31, 2021) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $16.9 million in the year ended December 31, 2022 and $15.3 million in the year ended December 31, 2021. Selling, general and administrative expense represented 18.9% of net sales for the year ended December 31, 2022 and 16.9% of net sales in the corresponding period in 2021. The selling, general and administrative expense in the current year included $0.9 million in transaction costs associated with a potential divestiture of Advanced Circuits that was terminated during the third quarter.
Segment operating income
Segment operating income for the year ended December 31, 2022 was $23.6 million as compared to $25.2 million the year ended December 31, 2021, a decrease of $1.6 million based on the factors noted above.
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $90.5 million, an increase of approximately $2.4 million or 2.7% compared to the year ended December 31, 2020. The increase in net sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due primarily to increased sales in the Quick-Turn Production, Volume Production,and Subcontract product lines.
Gross profit
Gross profit as a percentage of net sales increased during the year ended December 31, 2021 compared to the corresponding period in 2020 (45.4% at December 31, 2021 compared to 44.1% at December 31, 2020) primarily as a result of sales mix.
Selling, general and administrative expense
Selling, general and administrative expense was approximately $15.3 million in the year ended December 31, 2021 and $15.2 million in the year ended December 31, 2020. Selling, general and administrative expense represented 16.9% of net sales for the year ended December 31, 2021 and 17.3% of net sales in the corresponding period in 2020.
Segment operating income
Segment operating income for the year ended December 31, 2021 was $25.2 million as compared to $22.9 million the year ended December 31, 2020, an increase of $2.3 million based on the factors noted above.
Altor Solutions
Overview
Founded in 1957 and headquartered in Scottsdale, Arizona, Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Altor operates 18 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others.

Results of Operations

	Year ended December 31,
(in thousands)	2022		2021		2020
Net sales	$261,338	100.0%	$180,217	100.0%	$130,046	100.0%
Gross profit	$58,029	22.2%	$43,759	24.3%	$39,435	30.3%
Selling, general and administrative expense	$23,031	8.8%	$17,068	9.5%	$14,423	11.1%
Segment operating income	$24,591	9.4%	$17,962	10.0%	$15,939	12.3%
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $261.3 million, an increase of $81.1 million, or 45.0%, compared to the year ended December 31, 2021. The increase in net sales during the year was primarily due to the acquisition of Plymouth Foam in October 2021, organic growth in Altor's appliance and cold chain customer sectors, and contractual and general increases in selling prices during the latter half of 2021 and the first half of 2022. Plymouth Foam sales for the year ended December 31, 2022 were $64.2 million.
Gross profit
Gross profit as a percentage of net sales was 22.2% and 24.3%, respectively, for the years ended December 31, 2022 and 2021. The decrease in gross profit as a percentage of net sales in the year ended December 31, 2022 was primarily due to increases in the price of Altor's primary raw material, expanded polystyrene ("EPS"), and increased operating costs, particularly labor. We expect gross profit as a percentage of net sales to improve in the near to intermediate term as we have contractual price increases planned and we expect raw material input costs to stabilize.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $23.0 million as compared to $17.1 million for the year ended December 31, 2021, an increase of $6.0 million. The increase in selling, general and administrative expense for the year ended December 31, 2022 is primarily attributable to the acquisition of Plymouth Foam in the fourth quarter of 2021.
Segment operating income
Segment operating income was $24.6 million for the year ended December 31, 2022 as compared to $18.0 million for the year ended December 31, 2021, an increase of $6.6 million based on the factors noted above.
Year ended December 31, 2021 compared to the Year ended December 31, 2020
Net sales
Net sales for the year ended December 31, 2021 were $180.2 million, an increase of $50.2 million, or 38.6%, compared to the year ended December 31, 2020. The increase in net sales during the year was primarily due to the acquisition of Polyfoam in July 2020, the acquisition of Plymouth Foam in October 2021, the continued recovery from the effects of the COVID-19 pandemic experienced in the prior year, organic growth and contractual increases in selling prices during the year ended December 31, 2021.
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

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2021 was $17.1 million as compared to $14.4 million for the year ended December 31, 2020, an increase of $2.6 million. The increase in selling, general and administrative expense for the year ended December 31, 2021 is primarily attributable to the acquisition of Polyfoam in the third quarter of 2020 and Plymouth Foam in the fourth quarter of 2021, and increased information technology and professional fees incurred during the year ended December 31, 2021.
Segment operating income
Segment operating income was $18.0 million for the year ended December 31, 2021 as compared to $15.9 million for the year ended December 31, 2020, an increase of $2.0 million based on the factors noted above.
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
Results of Operations

	Year ended December 31,
(in thousands)	2022		2021		2020
Net sales	$153,815	100.0%	$139,941	100.0%	$98,990	100.0%
Gross profit	$44,384	28.9%	$39,463	28.2%	$23,529	23.8%
Selling, general and administrative expense	$24,360	15.8%	$22,751	16.3%	$17,692	17.9%
Segment operating income	$16,700	10.9%	$11,988	8.6%	$2,096	2.1%
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were approximately $153.8 million, an increase of $13.9 million compared to the same period in 2021. The increase in net sales is primarily a result of increased demand in several markets including industrial and transportation, driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021. International sales were $47.9 million and $43.0 million for the years ended December 31, 2022 and 2021, respectively, an increase of $4.9 million.
Gross profit
Gross profit was $44.4 million for the year ended December 31, 2022 as compared to $39.5 million for the same period in 2021. Gross profit as a percentage of net sales increased to 28.9% in 2022 from 28.2% in 2021, principally due to increased volume, favorable product mix and improvements in operating efficiencies.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2022 was $24.4 million as compared to approximately $22.8 million for the year ended December 31, 2021. The increase in selling general and administrative expense was due primarily to increased staffing related costs driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021, and increased travel and commission expenses. Selling, general and administrative expense represented 15.8% of net sales for the year ended December 31, 2022 as compared to 16.3% for the same period in 2021. The decrease in selling, general and administrative expense as a percentage of net sales was due to overall higher sales volume as compared to the prior year.
Segment operating income
Arnold had segment operating income of approximately $16.7 million for the year ended December 31, 2022, as compared to segment operating income of $12.0 million for the year ended December 31, 2021, an increase of $4.7 million year over year based on the factors stated above.
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
Segment operating income
Arnold had segment operating income of approximately $12.0 million for the year ended December 31, 2021, as compared to segment operating income of $2.1 million for the year ended December 31, 2020, an increase of $9.9 million year over year based on the factors stated above.
Sterno
Overview
Sterno, headquartered in Corona, California, is the parent company of Sterno, LLC ("Sterno Products"), and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports. In 2022, Sterno completed the product line integration of Sterno Home Inc. (“Sterno Home”) with Rimports. Previously, Sterno Home was a separate product division of Sterno whose product offerings include flameless candles, traditional house and garden lighting including path lights, spotlights, and security lights.

Results of Operations

	Year ended December 31,
(in thousands)	2022		2021		2020
Net sales	$352,152	100.0%	$375,127	100.0%	$369,981	100.0%
Gross profit	$67,426	19.1%	$72,010	19.2%	$78,203	21.1%
Selling, general and administrative expense	$30,594	8.7%	$32,856	8.8%	$34,919	9.4%
Segment operating income	$19,801	5.6%	$19,877	5.3%	$25,772	7.0%
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were approximately $352.2 million, a decrease of $23.0 million or 6.1% compared to net sales for the year ended December 31, 2021. The net sales variance reflects softer sales at Rimports due to change in discretionary consumer buying behaviors due to inflation pressures, partially offset by stronger sales at Sterno as compared to the prior year with increased business travel and conventions.
Gross profit
Gross profit was $67.4 million for the year ended December 31, 2022 as compared to $72.0 million for the same period in 2021. The decrease in gross profit during 2022 as compared to 2021 was primarily attributable to the decrease in sales volume at Rimports, and increases in raw material costs and freight driven by inflation. Gross profit as a percentage of net sales decreased from 19.2% for the year ended December 31, 2021 to 19.1% for the same period ended December 31, 2022.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was approximately $30.6 million as compared to $32.9 million in the year ended December 31, 2021, a decrease of $2.3 million or 6.9%, reflecting lower salaries and commissions. Selling, general and administrative expense represented 8.7% of net sales for the year ended December 31, 2022 and 8.8% for the year ended December 31, 2021.
Segment operating income
Segment operating income for the year ended December 31, 2022 was approximately $19.8 million, a decrease of $0.1 million when compared to the same period in 2021, based on the factors noted above as well as a decrease in amortization expense year over year due to the full amortization of certain intangible assets in the prior year.
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
Segment operating income
Segment operating income for the year ended December 31, 2021 was approximately $19.9 million, a decrease of $5.9 million when compared to the same period in 2020, based on the factors noted above.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on our common and preferred Trust shares, and strategic growth initiatives, including acquisitions. We had total available cash and cash equivalents of $61.3 million and $160.7 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, we had $1,000 million of indebtedness associated with our 5.250% 2029 Notes, $300 million of indebtedness associated with our 5.000% 2032 Notes, $395 million outstanding on our 2022 Term Loan, and $155 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At December 31, 2022, approximately 30% of our outstanding debt was subject to interest rate changes.
The following table summarizes our cash activity for the years presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash (used in) provided by operating activities	$(28,291)	$134,051	$148,625
Cash used in investing activities	(626,725)	(317,496)	(700,834)
Cash provided by financing activities	556,885	273,206	521,725
Effect of exchange rates on cash and cash equivalents	(1,331)	228	914
Increase (decrease) in cash and cash equivalents	$(99,462)	$89,989	$(29,570)
Cash Flow from Operating Activities
2022
Cash flows used in operating activities totaled approximately $28.3 million for the year ended December 31, 2022, which represents a decrease of $162.3 million compared to cash flow provided by operating activities of $134.1 million for the year ended December 31, 2021. The decrease in cash flows in 2022 is primarily attributable to an increase in cash used for working capital. Cash used in operating activities for working capital for the year ended December 31, 2022 was $252.4 million, as compared to cash used in operating activities for working capital of $83.8 million for the year ended December 31, 2021. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter; however, in the current year, several of our subsidiary businesses substantially increased inventory levels to combat supply chain issues given longer lead times, resulting in higher cash outflows throughout the year. The increase in cash used in operating activities for working capital in 2022 also reflects the acquisition of Lugano in the third quarter of the prior year. Lugano has used significant cash to build inventory to support its sales growth strategy (approximately $89.8 million in cash used for inventory purchases in 2022).
2021
Cash flows provided by operating activities totaled approximately $134.1 million for the year ended December 31, 2021, which represented a decrease of $14.6 million compared to cash flow from operating activities of $148.6 million for the year ended December 31, 2020. The decrease in cash flows in 2021 was primarily attributable to an increase in cash used for working capital. Cash used in operating activities for working capital for the year ended December 31, 2021 was $81.0 million, as compared to cash provided by operating activities for working capital of $2.4 million for the year ended December 31, 2020. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter. In 2021, several of our businesses had higher inventory levels than normal given significantly longer lead times due to supply chain issues, which led to higher levels of inventory at December 31, 2021. In 2020, the COVID-19 pandemic led our businesses to implement a variety of steps to conserve cash and increase liquidity given the uncertainty in the economy, resulting in a lower usage of cash for working capital. The increase in cash used in operating activities for working capital also reflected the acquisitions of Marucci Sports and BOA in the second and fourth quarter, respectively, of 2020, and Lugano in the third quarter of 2021.
2020
Cash flows provided by operating activities totaled approximately $148.6 million for December 31, 2020, which represented an increase of $64.1 million compared to cash flow from operating activities of $84.6 million for the year ended December 31, 2019. The increase in cash flows in 2020 was attributable to an increase in income from continuing operations in the year ended December 31, 2020, driven by strong performance at our 5.11, Liberty and Velocity businesses, and an increase in cash provided by working capital. In 2019, the Company incurred interest expense related to the 2018 Term Loan, which we paid off in the third and fourth quarter of 2019 using the proceeds from the sale of Clean Earth and our Series C Preferred Share Offering. The payoff of the 2018 Term Loan, partially offset by the increase in interest expense related to $200 million in our 8% Senior Notes issued in May 2020, resulted in a decrease in our interest expense in 2020 as compared to 2019 by approximately $12.4 million. In 2019, we also recognized a loss of $10.2 million related to the sale of common shares received as part of the consideration for the sale of Manitoba Harvest. Cash provided by operating activities for working capital for the year ended December 31, 2020 was $3.3 million as compared to cash used in operating activities for working capital of $15.2 million for the year ended December 31, 2019. The increase in cash provided by working capital in 2020 primarily reflects steps our businesses took to maintain liquidity in the economic climate in 2020.
Cash Flow from Investing Activities
2022
Cash flows used in investing activities totaled approximately $626.7 million for the year ended December 31, 2022, compared to $317.5 million used in investing activities during the year ended December 31, 2021. Investing activities in the current year reflect our acquisition of PrimaLoft in the third quarter of 2022, and a small add-on acquisition at our Velocity business. The total amount of cash used for acquisitions in 2022 totaled $570.5 million. Investing activities in the prior year reflected our acquisition of Lugano in September 2021, plus add-on acquisitions at Arnold (Ramco Electric Motors), Altor Solutions (Plymouth Foam) and Marucci (Lizard Skins) for total cash used in acquisitions of $404.3 million. The cash flows used in investing activities in the prior year was offset by the proceeds received from our sale of Liberty Safe in August 2021 ($101.0 million in proceeds).
Our spending on capital expenditures increased $23.7 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, with $64.3 million in capital expenditures in 2022 and $40.6 million in capital expenditures in 2021. The increase in capital expenditures is primarily to support the retail store growth at both 5.11 and Lugano. We expect capital expenditures for fiscal year 2023 to be approximately $70 million to $80 million.
2021
Cash flows used in investing activities totaled approximately $317.5 million for the year ended December 31, 2021, compared to $700.8 million used in investing activities during the year ended December 31, 2020. Investing activities in 2021 reflect our acquisition of Lugano in September 2021, plus add-on acquisitions at Arnold (Ramco Electric Motors), Altor Solutions (Plymouth Foam) and Marucci (Lizard Skins) ($404.3 million), while investing activities in 2020 reflect our acquisition of Marucci in April 2020, BOA in October 2020 and an add-on acquisition by Altor Solutions in July 2020 ($667.1 million). The cash flows used in investing activities in 2021 was offset by the proceeds received from our sale of Liberty Safe in August 2021 ($101.0 million in proceeds).
Our spending on capital expenditures increased $11.1 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, with $39.9 million in capital expenditures in 2021 and $28.8 million in capital expenditures in 2020. The additional capital expenditures reflects our acquisitions of Marucci in the second quarter of 2020 and BOA in the fourth quarter of 2020, as well as an increase in expenditures in 2021 after reduced spending in 2020 as our businesses limited spending during the early stages of the COVID-19 pandemic.

2020
Cash flows used in investing activities totaled approximately $700.8 million for the year ended December 31, 2020, compared to $743.1 million provided by investing activities during the year ended December 31, 2019. Cash provided by investing activities in 2019 primarily related to the proceeds received from the sale of our Manitoba Harvest and Clean Earth businesses, while investing activities in 2020 reflected our acquisition of Marucci in April 2020, BOA in October 2020 and an add-on acquisition by Altor Solutions in July 2020 ($667.1 million). Capital expenditures in the year ended December 31, 2020 decreased $4.1 million compared to the year ended December 31, 2019, which reflected a reduction in our capital spending in 2020 in response to the anticipated effect of the COVID-19 pandemic on our cash flows.
Cash Flow from Financing Activities
2022
Cash flows provided by financing activities totaled approximately $556.9 million for the year ended December 31, 2022, as compared to cash flows provided by financing activities of $273.2 million for the year ended December 31, 2021. During the year ended December 31, 2022, we entered into our 2022 Credit Facility which provides for a $400 million term loan. The net amount of cash provided by debt proceeds under our 2022 Credit Facility in 2022, including the 2022 Term Loan and draws on our revolving credit facility, was $550.0 million, which was used primarily to fund our acquisition of PrimaLoft in July 2022. Financing activities also reflect the payment of our common and preferred share distributions. Additionally, financing activities in 2022 reflects cash received from noncontrolling shareholders related to our acquisition of PrimaLoft in 2022 ($35.3 million in cash proceeds provided by noncontrolling shareholders), and paid to noncontrolling shareholders related to our recapitalization of Ergobaby in February 2022 ($11.3 million in distributions to noncontrolling shareholders at Ergobaby). In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At-the-Market program pursuant to which we may sell common shares of the Trust. We received $83.9 million in net cash proceeds from the sale of Trust common shares under this program in 2022.
2021
Cash flows provided by financing activities totaled approximately $273.2 million for the year ended December 31, 2021, as compared to cash flows used in financing activities of $521.7 million for the year ended December 31, 2020. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Notes. In the fourth quarter of 2021, we completed an offering of $300.0 million of our 2032 Notes, and used the proceeds to pay down our 2021 Revolving Credit Facility. Financing activities in 2021 reflect the payment of our common and preferred share distributions. In 2021 we also paid a special common share distribution of $57.1 million to our shareholders upon the reclassification of the Trust to a corporation for income tax purposes. In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At-the-Market program pursuant to which we may sell common shares of the Trust. We received $114.6 million in net cash proceeds from the sale of Trust common shares under this program in 2021. During the year ended December 31, 2021, we made a distribution to the Allocation Member of $17.3 million related to the five-year Holding Event of our Liberty, Ergobaby and ACI business, and $16.8 million related to the Sale Event of Liberty Safe.
2020
Cash flows provided by financing activities totaled approximately $521.7 million for the year ended December 31, 2020, as compared to cash flows used in financing activities of $779.5 million for the year ended December 31, 2019. Financing activities in both periods reflect the payment of our common and preferred share distributions, with a $6.3 million increase in the preferred share distribution as a result of the issuance of our Series C Preferred Shares in November 2019. In 2019, we used the proceeds from our sale of Manitoba Harvest and Clean Earth to repay amounts outstanding under our 2018 Revolving Credit Facility and 2018 Term Loan, while in 2020, we completed a common share offering and the issuance of $200 million in additional 2026 Notes, resulting in net proceeds of $285.9 million. In 2020, we drew approximately $200 million on our 2018 Revolving Credit Facility that was used in the financing of our Marucci acquisition, and $300 million that was used in the financing of our BOA acquisition. A portion of the proceeds received from the issuance of the additional 2026 Notes and common share offering was used to pay down the amount outstanding on our 2018 Revolving Credit facility subsequent to the Marucci acquisition. During the year ended December 31, 2020, we also made a distribution to the Allocation Member of $9.1 million related to the five year Holding Event for our Sterno business.

Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2022:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$192,027	$379,534
BOA	74,670	134,947
Ergobaby	87,977	99,627
Lugano	247,686	295,201
Marucci Sports	99,429	126,808
PrimaLoft	165,411	235,774
Velocity Outdoor	125,657	160,073
Advanced Circuits	68,993	96,706
Arnold	67,802	107,745
Altor Solutions	117,012	160,418
Sterno	168,951	238,620
	$1,415,615	$2,035,453
Corporate and eliminations	(1,415,615)	452,216
Total	$—	$2,487,669
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
In the first quarter of 2022, we amended the 5.11 intercompany credit agreement to increase the capital expenditures allowable under the agreement to account for additional growth capital expenditure opportunities primarily related to retail expansion, and amended the financial covenants to reflect the increased allowable expenditure. The 5.11 credit agreement was amended again in both the third and fourth quarters to increase the amount available under the revolving credit facility, as well as to increase the capital expenditures allowable under the credit agreement.
During the first quarter of 2022, the Lugano intercompany credit agreement was amended to increase the amount available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Lugano intercompany credit agreement again in the second quarter of 2022 to increase the amount in available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. During the fourth quarter of 2022, the Lugano intercompany credit agreement was amended to allow for an additional Term A Loan.
During the third quarter of 2022, we amended the Velocity intercompany credit agreement to increase the amount of the Velocity term loan to allow for the financing of an add-on acquisition. Additionally, during the third quarter of 2022, we amended the Altor credit agreement to allow for additional capital expenditures related to our Ohio plant relocation.
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
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2022.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of interest and principal on our outstanding debt; (iii) payments to CGM due or potentially due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. Each of our subsidiaries has various non-cancelable commitments in the ordinary course of business, including operating lease payments, and purchase obligations which include payments for materials and payments under employment agreements. On a consolidated basis at December 31, 2022, we had future operating lease obligations of $241.4 million and purchase obligations of $204.6 million.
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
The 2022 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. At December 31, 2022, we had letters of credit totaling $2.2 million outstanding under the 2022 Revolving Credit Facility. We had approximately $442.8 million in borrowing base availability under this facility at December 31, 2022. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2022 Credit Facility).
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provided for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permitted the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. The Company repaid the outstanding amounts under the 2021 credit facility in the third quarter of 2022 in connection with entering into the 2022 Credit Facility.
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

2026 Notes
On April 18, 2018, we consummated the issuance and sale of $400 million aggregate principal amount of our 2026 Notes offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2026 Notes were issued pursuant to an indenture, dated as of April 18, 2018 (the “2026 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. On May 7, 2020, we consummated the issuance and sale of an additional $200 million aggregate principal amount of the 2026 Notes. The proceeds from the 2026 Notes were used to pay down the amount outstanding on the Company's then existing credit facilities and for general corporate purposes. All of the 2026 Notes were redeemed, on April 1, 2021, with proceeds from the sale of the 2029 Notes.
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
The following table reflects required and actual financial ratios as of December 31, 2022 included as part of the affirmative covenants in our 2022 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	3.09:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	1.12:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.75:1.00	3.97:1.00
We intend to use the availability under our 2022 Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions (if and to the extent approved by our board of directors) and to provide for other working capital needs.
Interest Expense
We incurred interest expense totaling $83.5 million in the year ended December 31, 2022, as compared to $58.8 million in the year ended December 31, 2021 and $45.8 million for the year ended December 31, 2020.
The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Interest on credit facilities	$13,842	$2,669	$2,164
Interest on Senior Notes	67,500	54,441	42,400
Unused fee on Revolving Credit Facility	1,913	1,598	1,386
Amortization of bond premium	—	(83)	(222)
Other interest expense	300	227	294
Interest income	(49)	(13)	(254)
Interest expense, net	$83,506	$58,839	$45,768
Income Taxes
On August 3, 2021, the shareholders of CODI approved amendments to the Second Amended and Restated Trust Agreement of the Trust and the Fifth Amended and Restated Operating Agreement of the Company to allow the Company’s Board of Directors (the “Board”) to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes (the “tax reclassification”) and, at its discretion in the future, cause the Trust to be converted to a corporation. Following the shareholder vote, the Board resolved to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes. Such election became effective September 1, 2021, prior to which the Trust had been taxed as a partnership for U.S. federal income tax purposes since January 1, 2007. The Company was treated as a partnership prior to the Trust’s tax reclassification and it will continue to be treated as a partnership following the Trust’s tax reclassification. During the fourth quarter of 2021, the Company recorded a $12.1 million deferred tax benefit as a result of the accounting treatment of Advanced Circuits as held-for-sale at December 31, 2021. This benefit reversed in the third quarter of 2022 when Advanced Circuits no longer qualified as held-for-sale.
Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. We recorded an income tax provision of $45.0 million with an annual effective rate of 51.7% during the year ended December 31, 2022, an income tax provision of $21.8 million with an annual effective tax rate of 31.9% during the year ended December 31, 2021, and $13.6 million in income tax benefit with an effective tax rate of 50.1% during the year ended December 31, 2020.
The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year ended December 31,
	2022	2021	2020
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	5.3	2.7	7.6
Foreign income taxes	2.7	5.3	6.1
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	—	18.9	17.6
Impairment expense	1.0	—	—
Impact of subsidiary employee stock options	0.8	—	1.6
Non-deductible acquisition costs	0.6	0.4	1.9
Non-recognition of various carryforwards at subsidiaries	13.4	(2.3)	(4.0)
United States tax on foreign income	0.6	(1.5)	(0.8)
Dividend (net of dividend received deduction)	3.6	—	—
Utilization of tax credits	(9.2)	(4.0)	(1.1)
Effect of classification of assets held for sale	9.9	(10.7)	—
Other	2.0	2.1	0.2
Effective income tax rate	51.7%	31.9%	50.1%
(1)The effective income tax rate for the years 2021 and 2020 include losses at the Company’s parent, which was taxed as a partnership through August 1, 2021. Effective September 1, 2021, the Company's parent is taxed as a corporation.
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
The tables below reconcile the most directly comparable GAAP financial measures to Earnings before Interest, Income Taxes, Depreciation and Amortization ("EBITDA"), Adjusted EBITDA and Adjusted Earnings.

EBITDA –EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), loss on debt extinguishment, depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs, discounts, etc.
Adjusted EBITDA – Adjusted EBITDA is calculated utilizing the same calculation as described above in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) impairment charges, which reflect write downs to goodwill or other intangible assets; (iv) changes in the fair value of contingent consideration subsequent to initial purchase accounting, (v) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership; and (vi) items of other income or expense that are material to a subsidiary and non-recurring in nature.
Adjusted Earnings –– Adjusted earnings is calculated as net income (loss) adjusted to include the cost of the distributions to preferred shareholders, and adjusted to exclude the impact of certain costs, expenses, gains and losses and other specified items the exclusion of which management believes provides insight regarding our ongoing operating performance. Depending on the period presented, these adjusted measures exclude the impact of certain of the following items: gains (losses) and income (loss) from discontinued operations, income (loss) from noncontrolling interest, amortization expense, subsidiary stock compensation expense, acquisition-related expenses and items of other income or expense that may be material to a subsidiary and non-recurring in nature.
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
Reconciliation of Net income (loss) from continuing operations to EBITDA and Adjusted EBITDA
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci	PrimaLoft	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(64,084)	$22,633	42,613	$(18,669)	27,934	11,526	(17,741)	$4,127	$12,955	$9,662	$7,683	$3,406	$42,045
Adjusted for:
Provision (benefit) for income taxes	12,119	7,125	6,527	(4,274)	11,889	4,320	(3,878)	1,562	3,616	3,174	3,329	(480)	45,029
Interest expense, net	83,243	—	(25)	10	16	14	(7)	229	—	—	26	—	83,506
Intercompany interest	(105,813)	13,761	7,410	6,026	12,773	6,977	7,512	10,282	6,659	10,742	5,518	18,153	—
Loss on debt extinguishment	534	—	—	—	—	—	—	—	—	—	—	—	534
Depreciation and amortization	1,134	22,972	21,993	8,094	11,533	12,583	10,465	13,374	2,158	16,403	8,041	20,293	149,043
EBITDA	(72,867)	66,491	78,518	(8,813)	64,145	35,420	(3,649)	29,574	25,388	39,981	24,597	41,372	320,157
Other (income) expense	(57)	(217)	1,043	6	2	(1,875)	112	2,417	267	766	(20)	(1,730)	714
Non-controlling shareholder compensation	—	1,511	2,511	1,479	1,179	1,457	2,142	971	496	1,321	40	844	13,951
Impairment expense	—	—	—	20,552	—	—	—	—	—	—	—	—	20,552
Acquisition expenses	—	—	—	—	—	—	5,680	222	—	216	—	—	6,118
Integration services fee	—	—	—	—	1,688	—	2,375	—	—	—	—	—	4,063
Other	—	—	—	250	—	1,802	—	—	853	—	—	1,330	4,235
Adjusted EBITDA	$(72,924)	$67,785	$82,072	$13,474	$67,014	$36,804	$6,660	$33,184	$27,004	$42,284	$24,617	$41,816	$369,790

Adjusted EBITDA
Year ended December 31, 2021
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(65,287)	$20,152	$21,178	$5,079	$5,239	$10,232	$23,035	$14,178	$7,871	$5,013	$(316)	$46,374
Adjusted for:
Provision (benefit) for income taxes	(12,119)	6,905	3,559	2,018	2,094	3,070	6,237	3,419	2,619	1,345	2,609	21,756
Interest expense, net	58,639	16	—	—	9	5	165	—	(1)	6	—	58,839
Intercompany interest	(73,982)	11,868	8,581	1,960	2,450	3,110	7,461	7,217	7,558	5,455	18,322	—
Loss on debt extinguishment	33,305	—	—	—	—	—	—		—	—	—	33,305
Depreciation and amortization	904	22,355	20,279	8,435	4,757	8,634	12,704	2,212	12,938	8,888	23,369	125,475
EBITDA	(58,540)	61,296	53,597	17,492	14,549	25,051	49,602	27,026	30,985	20,707	43,984	285,749
Other (income) expense	(284)	125	377	—	16	(119)	2,573	298	(323)	8	(1,189)	1,482
Non-controlling shareholder compensation	—	2,428	2,194	1,693	190	1,101	1,020	496	1,035	38	1,242	11,437
Acquisition expenses	39	—	—	—	1,827	971	—	—	444	310	—	3,591
Integration services fee	—	—	3,300	—	563	1,000	—	—	—	—	—	4,863
Other	1,132	273	—	—	—	1,000	(2,300)	—	—	—	995	1,100
Adjusted EBITDA	$(57,653)	$64,122	$59,468	$19,185	$17,145	$29,004	$50,895	$27,820	$32,141	$21,063	$45,032	$308,222

Adjusted EBITDA
Year ended December 31, 2020
	Corporate	5.11	BOA	Ergobaby	Marucci	Velocity Outdoor	ACI	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(22,794)	$12,356	$(2,640)	$725	$(4,785)	$11,161	$13,170	$6,092	$(3,539)	$3,820	$13,566
Adjusted for:
Provision (benefit) for income taxes	—	1,808	(535)	2,033	(1,390)	3,560	3,431	2,554	(198)	2,343	13,606
Interest expense, net	45,610	19	—	—	7	131	—	—	—	1	45,768
Intercompany interest	(66,901)	14,085	2,043	2,405	1,843	8,915	5,778	7,084	5,730	19,018	—
Depreciation and amortization	481	21,483	5,589	8,199	10,203	12,781	2,773	12,722	6,805	22,510	103,546
EBITDA	(43,604)	49,751	4,457	13,362	5,878	36,548	25,152	28,452	8,798	47,692	176,486
Other (income) expense	—	1,420	39	—	(42)	931	154	(38)	9	140	2,613
Non-controlling shareholder compensation	—	2,489	469	1,156	634	1,549	495	1,028	(20)	1,166	8,966
Acquisition expenses	—	—	2,517	—	2,042	—	—	273	—	—	4,832
Integration services fee	—	—	1,125	—	1,000	—	—	—	—	—	2,125
Other	324	—	—	598	—	—	—	—	—	—	922
Adjusted EBITDA	$(43,280)	$53,660	$8,607	$15,116	$9,512	$39,028	$25,801	$29,715	$8,787	$48,998	$195,944

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended				Year ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net income (loss)	$29,740	$30,957	$2,585	$(11,844)	$51,438
Gain (loss) on sale of discontinued operations, net of tax	5,993	(579)	1,479	2,500	9,393
Net income (loss) from continuing operations	23,747	31,536	1,106	(14,344)	42,045
Less: income from continuing operations attributable to noncontrolling interest	5,978	4,590	4,359	124	15,051
Net income (loss) attributable to Holdings - continuing operations	$17,769	$26,946	$(3,253)	$(14,468)	$26,994
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	23,375	22,474	26,241	28,787	100,877
Impairment expense	—	—	—	20,552	20,552
Tax effect - impairment expense	—	—	—	(3,557)	(3,557)
Non-controlling interest - impairment expense	—	—	—	(3,120)	(3,120)
Loss on debt extinguishment	—	—	534	—	534
Non-controlling shareholder compensation	2,805	2,804	3,242	5,100	13,951
Acquisition expenses	216	—	5,902	—	6,118
Integration services fee	563	563	1,625	1,313	4,064
Corporate tax effect	—	(4,338)	16,457	—	12,119
Other	1,803	1,026	1,287	119	4,235
Adjusted earnings	$40,486	$43,429	$45,990	$28,681	$158,586
Plus (less):
Depreciation expense	10,438	10,866	11,284	11,837	44,425
Income tax provision	11,083	6,955	21,163	5,828	45,029
Corporate tax effect	—	4,338	(16,457)	—	(12,119)
Interest expense	17,419	17,519	22,799	25,769	83,506
Amortization of debt issuance costs	866	865	1,004	1,005	3,740
Income from continuing operations attributable to noncontrolling interest	5,978	4,590	4,359	124	15,051
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181

Tax effect - impairment expense	—	—	—	3,557	3,557
Non-controlling interest - impairment expense	—	—	—	3,120	3,120
Other	(1,988)	(757)	2,139	1,320	714
Adjusted EBITDA	$90,327	$93,851	$98,326	$87,286	$369,790

	Three months ended				Year ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
Net income (loss)	$21,996	$(11,251)	$90,156	$25,908	$126,809
Gain on sale of discontinued operations, net of tax	—	—	72,745	25	72,770
Income (loss) from discontinued options, net of tax	4,194	4,780	(1,309)	—	7,665
Net income (loss) from continuing operations	17,802	(16,031)	18,720	25,883	46,374
Less: income from continuing operations attributable to noncontrolling interest	2,696	3,018	2,201	3,820	11,735
Net income (loss) attributable to Holdings - continuing operations	$15,106	$(19,049)	$16,519	$22,063	$34,639
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	18,599	18,847	19,056	26,606	83,108
Loss on debt extinguishment	—	33,305	—	—	33,305
Non-controlling shareholder compensation	2,764	2,840	2,892	2,941	11,437
Acquisition expenses	299	11	1,866	1,415	3,591
Integration services fee	1,600	1,600	1,100	563	4,863
Corporate tax effect	—	—	—	(12,119)	(12,119)
Other	(2,101)	1,032	460	1,709	1,100
Adjusted earnings	$30,222	$32,540	$35,848	$37,133	$135,743
Plus (less):
Depreciation expense	9,064	9,460	10,372	10,493	39,389
Income tax provision	6,078	9,028	9,556	(2,906)	21,756
Corporate tax effect	—	—	—	12,119	12,119
Interest expense	13,805	14,947	13,855	16,232	58,839
Amortization of debt issuance costs	686	722	759	812	2,979
Income from continuing operations attributable to noncontrolling interest	2,696	3,018	2,201	3,820	11,735
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Other	2,232	706	(1,032)	(425)	1,481
Adjusted EBITDA	$70,828	$76,467	$77,604	$83,323	$308,222

	Three months ended				Year ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
Net income (loss)	$4,880	$(7,366)	$20,903	$8,780	$27,197
Gain on sale of discontinued operations, net of tax	—	—	100	—	100
Income from discontinued options, net of tax	2,611	2,790	4,529	3,601	13,531
Net income (loss) from continuing operations	2,269	(10,156)	16,274	5,179	13,566
Less: income from continuing operations attributable to noncontrolling interest	1,073	909	1,395	169	3.546
Net income (loss) attributable to Holdings - continuing operations	$1,196	$(11,065)	$14,879	$5,010	$10,020
Adjustments:
Distributions paid: preferred shares	(5,542)	(6,046)	(6,045)	(6,045)	(23,678)
Amortization expense - intangible assets and inventory step-up	13,505	17,779	16,602	19,912	67,798
Non-controlling shareholder compensation	2,048	1,883	2,163	2,872	8,966
Acquisition expenses	—	2,042	273	2,517	4,832
Integration services fee	—	—	500	1,625	2,125
Other	—	598	—	324	922
Adjusted earnings	$11,207	$5,191	$28,372	$26,215	$70,985
Plus (less):
Depreciation expense	7,895	8,187	8,378	8,834	33,294
Income tax provision	(316)	6,040	396	7,486	13,606
Interest expense	8,597	11,174	12,351	13,646	45,768
Amortization of debt issuance costs	525	610	660	659	2,454
Income from continuing operations attributable to noncontrolling interest	1,073	909	1,395	169	3,546
Distributions paid - preferred shares	5,542	6,046	6,045	6,045	23,678
Other	(657)	2,385	450	435	2,613
Adjusted EBITDA	$33,866	$40,542	$58,047	$63,489	$195,944

Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2022	2021	2020
March 31st	23.6%	22.3%	21.3%
June 30th	23.8%	23.5%	21.4%
September 30th	26.4%	25.3%	26.8%
December 31st	26.2%	28.9%	30.5%
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year, however, due to various acquisitions in the last three years, there is generally less seasonality in our net sales on a consolidated basis than there has been historically.
Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into related party transactions with our Manager, CGM including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2022, 2021, and 2020, we incurred $63.6 million, $47.4 million, and $34.2 million, respectively, in management fees to CGM.
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of the operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due CGM by the LLC under the MSA.
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at September 30, 2022 and December 31, 2022 than would normally have been due. At June 30, 2022 and March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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
In March 2020, as a proactive measure to provide the LLC with additional cash liquidity in light of the COVID-19 pandemic, the LLC elected to draw down $200 million on our 2018 Revolving Credit Facility. The LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the LLC as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the LLC as of September 30, 2020.
The LLC paid CGM $0.4 million and $0.1 million, respectively, in the years ended December 31, 2021 and 2020, representing the management fee due from Arnold for the fourth quarter of 2020 and the first three quarters of 2021. At December 31, 2021, Arnold reimbursed the LLC for the management fee paid on their behalf.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 50.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $34.1 million and $9.1 million in distributions related to Sale and Holding Events that occurred during 2021 and 2020, respectively. No allocation interest distributions were made in 2022. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 62.0% of the Allocation Interests at December 31, 2022 and 57.8% at December 31, 2021. Of the remaining 38.0% at December 31, 2022 and 42.2% at December 31, 2021, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by a director on the Company’s Board of Directors, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.
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
PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft will pay CGM a total integration services fee of $4.8 million, payable quarterly over a twelve-month period ended June 30, 2023.
Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano will pay CGM a total integration services fee of $2.3 million, payable quarterly over a twelve month period beginning in the quarter ended December 31, 2021.
BOA, which was acquired in October 2020 and Marucci Sports, which was acquired in April 2020, each entered into an ISA with CGM. Each ISA was for the twelve month period subsequent to the acquisition and was payable quarterly. BOA paid CGM a total of $4.4 million under the ISA, beginning in the quarter ended December 31, 2020. Marucci paid CGM a total of $2.0 million in integration services fees, beginning in the quarter ended September 30, 2020.
During the years ended December 31, 2022, 2021 and 2020, CGM received $4.1 million, $4.9 million, and $2.1 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
We reimbursed CGM approximately $6.5 million, $5.4 million, and $5.2 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2022, 2021 and 2020, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2022, 2021 and 2020, 5.11 purchased approximately $2.0 million, $1.1 million, and $2.7 million, respectively, in inventory from the vendor.

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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2022 and 2021 and for the period from October 16, 2020 (date of acquisition) through December 31, 2020, BOA purchased approximately $56.1 million, $48.3 million and $6.7 million, respectively, from this supplier.
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
We use a qualitative approach to test goodwill and indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value, we will perform a quantitative test at the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, working capital requirements, capital expenditures and terminal growth rates and actual results could differ from these estimates. Future events and changing market conditions may impact our assumptions and result in changes to our estimates.
2022 Interim goodwill and indefinite lived intangible asset impairment testing
As a result of operating results below forecasts in the current period and expectations that macroeconomic conditions and decreases in consumer discretionary spending in the upcoming year will impact 2023 operating results, we determined that a triggering event had occurred at Ergobaby in the fourth quarter of 2022 and performed an interim impairment test of the Ergobaby goodwill and indefinite-lived tradename as of December 31, 2022. The Company used an income approach for the impairment test, whereby the Company estimated the fair value of the reporting unit based on the present value of expected future cash flows, including terminal value, and utilized a discount rate of 16.0%. The prospective financial information considers reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for Ergobaby as of the date of our impairment testing. The results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit did not exceed the carrying value. We recorded goodwill impairment expense of $20.6 million at December 31, 2022. For the indefinite lived tradename, the results of the quantitative testing indicated that the fair value exceeded the carrying value.
Annual goodwill and indefinite lived intangible asset impairment testing
2022 Annual Impairment Testing - For our annual impairment testing at March 31, 2022, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units exceeded their carrying value.

2021 Annual Impairment Testing - For our annual impairment testing at March 31, 2021, we performed a qualitative assessment of our reporting units. As a result of the COVID-19 pandemic, we also considered how we expected COVID-19 to impact future operating results and short and long term financial condition as part of our qualitative assessment, including the effects on our end customers, potential short-term supply chain constraints, and the continued restrictions imposed by government and regulatory authorities. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Arnold exceeded their carrying value. Based on our analysis, we determined that the Arnold operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone.
We performed the quantitative tests of Arnold using an income approach to determine the fair value of the reporting units. We do not believe that the market approach results in relevant data points for market multiples or data from comparable companies since most of Arnold's competitors are privately held and do not publish data that can be used in an income approach. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the COVID-19 pandemic and its economic fallout. The prospective financial information considered reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for the Arnold reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 13.0%, and the results of the quantitative impairment testing indicated that the fair value of the Arnold reporting unit exceeded the carrying value by approximately 272%. The prospective financial information that was used to determine the fair values of the Arnold reporting unit required us to make assumptions regarding future operational results including revenue growth rates and gross margins.
2020 Annual Impairment Testing - For our annual impairment testing at March 31, 2020, we performed a qualitative assessment of our reporting units. As part of the analysis, we considered how we expected the COVID-19 pandemic to impact our future operating results and short and long-term financial condition. In addition to the typical qualitative factors we consider as part of the assessment, we went through a process with each of our reporting units whereby we considered various scenarios for the remainder of the year, probability weighted for what we consider the most likely outcome given existing facts and circumstances. This process included consideration of the reporting unit's industry and customers, including customer liquidity, operational capacity given local government restrictions imposed to prevent spread of the COVID-19 virus, supply chain constraints that may exist as a result of the virus and ability of the subsidiary to reduce cash outflows. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of our 5.11, ACI, Arnold, Liberty and Sterno reporting units exceeded their carrying value. Based on our analysis, we determined that our Ergobaby, Altor and Velocity operating segments required quantitative testing because we could not conclude that the fair value of these reporting units significantly exceeded the carrying value based on qualitative factors alone.
We performed the quantitative tests of Ergobaby, Altor and Velocity using an income approach to determine the fair value of the reporting units. We were unable to use a market approach due to the existing market conditions as a result of the COVID-19 pandemic resulting in significant volatility and lack of available market comparables. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the COVID-19 pandemic and its economic fallout. The prospective financial information considers reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for each reporting unit as of the date of our impairment testing. For Ergobaby, the discount rate used in the income approach was 15.9% and the results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit exceeded the carrying value by 14.0%. For Altor, the discount rate used in the income approach was 13.3%, and the results of the quantitative impairment testing indicated that the fair value of the Altor reporting unit exceeded the carrying value by 3.8%. The impairment test for Velocity used a discount rate of 12.8% in the income approach, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by 16.4%. The prospective financial information that is used to determine the fair values of the reporting units requires us to make assumptions regarding future operational results including revenue growth rates and gross margins. If we do not achieve the forecasted revenue growth rates and gross margins, the results of the quantitative testing could change, potentially leading to additional testing and impairment at the reporting units that were tested quantitatively.

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
At December 31, 2022, our debt includes both fixed rate and variable rate instruments. We are exposed to interest rate risk primarily through borrowings under our 2022 Credit Facility because borrowings under this agreement are subject to variable interest rates based on SOFR. We had $395 million outstanding under the 2022 Term Loan and $155 million outstanding under our 2022 Revolving Credit Facility at December 31, 2022 for a total of $550 million in outstanding debt subject to variable interest rates at December 31, 2022.
The one-month SOFR was approximately 436 basis points at December 31, 2022, and the three-month SOFR was approximately 459 basis points at December 31, 2022. We currently estimate that a 100 basis point increase in SOFR would not have a material impact on our results of operations, cash flows or financial condition.
We expect to have additional borrowings under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.
Foreign Exchange Rate Sensitivity
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business at certain of our subsidiaries, such as sales to third party customers, foreign plant operations, and purchases from suppliers.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2022 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The audited financial statements of the Company included in this annual report on Form 10-K include the results of acquisitions from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2022 does not include an assessment of PrimaLoft Technologies Holdings, Inc., a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2022. The financial statements of PrimaLoft Technologies Holdings, Inc. reflect total assets and net revenues constituting 16% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. Refer to "Note C - Acquisition of Businesses" for a description of the acquisition of PrimaLoft Technologies Holdings, Inc.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. OTHER INFORMATION
NONE

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2023 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2023 Annual Meeting of Shareholders.
Information regarding our corporate governance, including our audit committee and code of ethics, is incorporated herein by reference to information included in the Proxy Statement for our 2023 Annual Meeting of Shareholders.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the Proxy Statement for our 2023 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2023 Annual Meeting of Shareholders.
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2023 Annual Meeting of Shareholders.

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

2.10
Agreement and Plan of Merger, dated January 10, 2023, by and among (i) APCT Inc.; (ii) Circuit Merger Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on January 11, 2023 (File No. 001-34927)).

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

4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Form 10-K filed on February 24, 2022 (File No. 001-34927)).
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

10.12
Third Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022 (File No. 001-34927).

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

99.13
Stock Purchase Agreement, dated June 4, 2022, between VP PrimaLoft Holdings, LLC and Relentless Intermediate, Inc. (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on June 6, 2022 (File No. 001-34927)).

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: March 1, 2023	By:	/s/ Elias J. Sabo
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

Signature	Title	Date

/s/ Elias J. Sabo	Chief Executive Officer	March 1, 2023
Elias J. Sabo	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	March 1, 2023
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ C. Sean Day	Director	March 1, 2023
C. Sean Day

/s/ Harold S. Edwards	Director	March 1, 2023
Harold S. Edwards

/s/ Gordon Burns	Director	March 1, 2023
Gordon Burns

/s/ James J. Bottiglieri	Director	March 1, 2023
James J. Bottiglieri

/s/ Sarah G. McCoy	Director	March 1, 2023
Sarah G. McCoy

/s/ Larry L. Enterline	Director	March 1, 2023
Larry L. Enterline

/s/ Alexander S. Bhathal	Director	March 1, 2023
Alexander S. Bhathal

/s/ Teri R. Shaffer	Director	March 1, 2023
Teri R. Shaffer

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: March 1, 2023	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-4
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2
Consolidated Balance Sheets	F-6
Consolidated Statements of Operations	F-7
Consolidated Statements of Comprehensive Income	F-8
Consolidated Statements of Stockholders’ Equity	F-9
Consolidated Statements of Cash Flows	F-11
Notes to Consolidated Financial Statements	F-13

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Compass Diversified Holdings
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”), a majority-owned subsidiary, whose financial statements reflect total assets and net revenues constituting 16% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, PrimaLoft was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of PrimaLoft.
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
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Compass Diversified Holdings
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.
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
Acquisition of PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) - Fair Value of Intangible Assets Acquired
As described further in note C to the financial statements, the Company completed the acquisition of PrimaLoft on July 12, 2022, for consideration of approximately $541.1 million. The identifiable intangible assets acquired include customer relationships, a tradename, and technology, which have been recorded by management at their acquisition date fair values of $209.1 million, $48.2 million, and $49.1 million, respectively. We identified the valuation of the intangible assets acquired in the PrimaLoft acquisition as a critical audit matter.
The principal considerations for our determination that the valuation of the acquired customer relationships, tradename, and technology is a critical audit matter are that the determination of the fair values of such assets required management to make significant estimates and assumptions related to forecasted revenues and operating margins as well as the discount rates used. This required a high degree of auditor judgement and an increased extent of effort, including professionals with specialized skill and knowledge, in auditing these assumptions made by management.
Our audit procedures related to the valuation of the acquired customer relationships, tradename and technology included the following procedures, among others:
•We tested the design and operating effectiveness of controls relating to the determination of fair values of the customer relationships, tradename, and technology including controls over the development of revenue growth rate, operating margin and discount rate assumptions, as well as the controls around the appropriateness of the valuation models used.
•We evaluated the valuation methodologies and discount rates utilized by management with the assistance of our valuation professionals with specialized skill and knowledge.
•We tested the forecasted revenues and operating margins by assessing the reasonableness of management’s forecasts compared to historical results and forecasted market and industry trends.
Goodwill – Ergobaby reporting unit
As described further in note H to the financial statements, the Company performed a quantitative goodwill impairment assessment as of December 31, 2022 on its Ergobaby reporting unit. This reporting unit had goodwill totaling $61.4 million prior to impairment. We identified the Company’s quantitative goodwill impairment assessment for the Ergobaby reporting unit as a critical audit matter.
The principal considerations for our determination that the quantitative goodwill impairment assessment for the Ergobaby reporting unit is a critical audit matter are that the determination of the reporting unit’s fair value required management to make significant estimates and assumptions related to forecasted revenues and operating margins as well as the discount rate used. This required a high degree of auditor judgement and an increased extent of effort, including professionals with specialized skill and knowledge, in auditing these assumptions made by management.
Our audit procedures related to the quantitative impairment testing of the Ergobaby reporting unit included the following procedures, among others:
•We tested the design and operating effectiveness of controls relating to the determination of the reporting unit’s fair value, including controls over the development of revenue growth rate, operating margin and discount rate assumptions, as well as the appropriateness of the valuation models used.
•We evaluated management’s historical ability to forecast revenue and operating margins and compared those assumptions to (1) historical results, (2) management’s business plans, and (3) forecasted information in industry reports and companies in their respective peer group.
•With the assistance of our valuation specialists, we assessed the valuation methodologies utilized by management.
•We performed sensitivity analyses on the revenue, operating margin, and discount rate assumptions used to evaluate the impact changes in these assumptions have on management’s conclusion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

New York, New York
March 1, 2023

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,271	$160,733
Accounts receivable, net	341,440	277,710
Inventories	732,428	565,743
Prepaid expenses and other current assets	75,046	57,006
Total current assets	1,210,185	1,061,192
Property, plant and equipment, net	205,474	186,477
Goodwill	1,133,404	882,083
Intangible assets, net	1,127,936	872,690
Other non-current assets	172,632	141,819
Total assets	$3,849,631	$3,144,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$94,214	$124,203
Accrued expenses	191,605	178,518
Deferred revenue	10,204	12,802
Due to related parties (refer to Note Q)	15,745	11,830
Current portion, long-term debt	10,000	—
Other current liabilities	38,063	34,269
Total current liabilities	359,831	361,622
Deferred income taxes	156,642	97,763
Long-term debt	1,824,468	1,284,826
Other non-current liabilities	146,728	115,520
Total liabilities	2,487,669	1,859,731

Commitments and contingencies (refer to Note P)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at December 31, 2022 and December 31, 2021
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	96,417	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	96,504	96,504
Series C preferred shares, no par value, 4,600 shares issued and outstanding at December 31, 2022 and December 31, 2021	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 72,203 shares issued and outstanding at December 31, 2022 and 68,738 shares issued and outstanding at December 31, 2021	1,207,044	1,123,193
Accumulated other comprehensive loss	(1,136)	(1,028)
Accumulated deficit	(372,906)	(314,267)
Total stockholders’ equity attributable to Holdings	1,136,920	1,111,816
Noncontrolling interest	225,042	172,714
Total stockholders’ equity	1,361,962	1,284,530
Total liabilities and stockholders’ equity	$3,849,631	$3,144,261

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net revenues	$2,264,044	$1,932,155	$1,447,642
Cost of revenues	1,356,300	1,165,149	913,839
Gross profit	907,744	767,006	533,803
Operating expenses:
Selling, general and administrative expense	553,637	474,481	359,612
Management fees	63,604	47,443	34,249
Amortization expense	94,383	80,347	61,935
Impairment expense	20,552	—	—
Operating income	175,568	164,735	78,007
Other income (expense):
Interest expense, net	(83,506)	(58,839)	(45,768)
Amortization of debt issuance costs	(3,740)	(2,979)	(2,454)
Loss on debt extinguishment	(534)	(33,305)	—
Other expense, net	(714)	(1,482)	(2,613)
Income from continuing operations before income taxes	87,074	68,130	27,172
Provision for income taxes	45,029	21,756	13,606
Income from continuing operations	42,045	46,374	13,566
Income from discontinued operations, net of income tax	—	7,665	13,531
Gain on sale of discontinued operations, net of income tax	9,393	72,770	100
Net income	51,438	126,809	27,197
Less: Net income from continuing operations attributable to noncontrolling interest	15,051	11,735	3,546
Less: Net income from discontinued operations attributable to noncontrolling interest	—	522	871
Net income attributable to Holdings	$36,387	$114,552	$22,780

Amounts attributable to common shares of Holdings:
Income from continuing operations	$26,994	$34,639	$10,020
Income from discontinued operations, net of income tax	—	7,143	12,660
Gain on sale of discontinued operations, net of income tax	9,393	72,770	100
Net income attributable to Holdings	$36,387	$114,552	$22,780
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations	$(0.23)	$(0.49)	$(0.51)
Discontinued operations	0.13	1.22	0.17
	$(0.10)	$0.73	$(0.34)

Weighted average number of shares outstanding - basic and fully diluted	70,715	65,362	63,151
Cash distribution declared per share (refer to Note K)	$1.00	$2.21	$1.44

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2022	2021	2020
Net income	$51,438	$126,809	$27,197
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,415)	(489)	879
Pension benefit liability, net of tax	1,307	917	1,598
Total comprehensive income, net of tax	51,330	127,237	29,674
Less: Net income attributable to noncontrolling interests	15,051	12,257	4,417
Less: Other comprehensive income attributable to noncontrolling interests	37	38	113
Total comprehensive income attributable to Holdings, net of tax	$36,242	$114,942	$25,144

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2020	$96,417	$96,504	$110,997	$924,680	$(109,338)	$(3,933)	$1,115,327	$47,612	$2,936	$1,165,875
Net income	—	—	—	—	22,780	—	22,780	3,546	871	27,197
Total comprehensive income, net	—	—	—	—	—	2,477	2,477	—	—	2,477
Issuance of Trust common shares, net of offering costs	—	—	—	83,884	—	—	83,884	—	—	83,884
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	8,966	29	8,995
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	253	—	253
Purchase of noncontrolling interest	—	—	—	—	(1,823)	—	(1,823)	(4,790)	—	(6,613)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(12,060)	—	(12,060)
Acquisition of Marucci	—	—	—	—	—	—	—	11,127	—	11,127
Acquisition of BOA	—	—	—	—	—	—	—	61,634	—	61,634
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	(9,087)	—	(9,087)	—	—	(9,087)
Distributions paid - Trust preferred shares	—	—	—	—	(23,678)	—	(23,678)	—	—	(23,678)
Distributions paid - Trust common shares	—	—	—	—	(89,856)	—	(89,856)	—	—	(89,856)
Balance — December 31, 2020	96,417	96,504	110,997	1,008,564	(211,002)	(1,456)	1,100,024	116,288	3,836	1,220,148
Net income	—	—	—	—	114,552	—	114,552	11,735	522	126,809
Total comprehensive income, net	—	—	—	—	—	428	428	—	—	428
Issuance of Trust common shares, net of offering costs	—	—	—	114,629	—	—	114,629	—	—	114,629
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	11,437	17	11,454
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	4,351	—	4,351
Purchase of noncontrolling interest	—	—	—	—	(8,632)	—	(8,632)	(42,008)	—	(50,640)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Proceeds provided by noncontrolling shareholders	—	—	—	—	—	—	—	3,886	—	3,886
Acquisition of Lugano	—	—	—	—	—	—	—	68,300	—	68,300
Disposition of Liberty	—	—	—	—	—	—	—	—	(4,375)	(4,375)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	(34,058)	—	(34,058)	—	—	(34,058)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Distributions paid - Trust preferred shares	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust common shares	—	—	—	—	(150,946)	—	(150,946)	—	—	(150,946)
Balance — December 31, 2021	96,417	96,504	110,997	1,123,193	(314,267)	(1,028)	1,111,816	172,714	—	1,284,530
Net income	—	—	—	—	36,387	—	36,387	15,051	—	51,438
Total comprehensive loss, net	—	—	—	—	—	(108)	(108)	—	—	(108)
Issuance of trust common shares	—	—	—	83,851	—	—	83,851	—	—	83,851
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	13,951	—	13,951
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	1,312	—	1,312
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(1,957)	—	(1,957)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid - Trust Preferred Shares	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common Shares	—	—	—	—	(70,845)	—	(70,845)	—	—	(70,845)
Balance — December 31, 2022	$96,417	$96,504	$110,997	$1,207,044	$(372,906)	$(1,136)	$1,136,920	$225,042	$—	$1,361,962

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$51,438	$126,809	$27,197
Income from discontinued operations	—	7,665	13,531
Gain on sale of discontinued operations	9,393	72,770	100
Income from continuing operations	42,045	46,374	13,566
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	44,426	39,389	33,293
Amortization expense - intangibles	94,383	80,347	61,935
Amortization expense - inventory step-up	6,494	2,761	5,863
Amortization of debt issuance costs and original issue discount	3,740	2,896	2,232
Impairment expense	20,552	—	—
Loss on debt extinguishment	534	33,305	—
Noncontrolling stockholder stock based compensation	13,951	11,437	8,966
Provision for loss on receivables	268	6,025	2,874
Deferred taxes	(4,466)	(10,137)	(1,690)
Other	2,159	818	2,140
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,445)	(33,022)	(23,514)
Inventories	(170,589)	(106,683)	(30,682)
Other current and non-current assets	(11,342)	(7,485)	(2,339)
Accounts payable and accrued expenses	(15,001)	63,426	58,543
Net cash (used in) provided by operating activities - continuing operations	(28,291)	129,451	131,187
Net cash provided by operating activities - discontinued operations	—	4,600	17,438
Net cash (used in) provided by operating activities	(28,291)	134,051	148,625
Cash flows from investing activities:
Acquisitions, net of cash acquired	(570,544)	(404,318)	(667,101)
Purchases of property and equipment	(64,274)	(40,551)	(29,406)
Proceeds from sale of businesses	9,393	101,039	100
Other investing activities	(1,300)	(1,125)	(3,008)
Net cash used in investing activities - continuing operations	(626,725)	(344,955)	(699,415)
Net cash provided by (used in) investing activities - discontinued operations	—	27,459	(1,419)
Net cash used in investing activities	(626,725)	(317,496)	(700,834)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	83,851	114,629	83,884
Borrowings under credit facility	268,000	557,000	565,000
Repayments under credit facility	(113,000)	(864,000)	(258,000)
Issuance of Senior Notes	—	1,300,000	202,000
Redemption of Senior Notes	—	(627,688)	—
Issuance of Term Loan	400,000	—	—
Repayments - Term Loan	(5,000)	—	—
Distributions paid - common shares	(70,845)	(150,946)	(89,856)
Distributions paid - preferred shares	(24,181)	(24,181)	(23,678)
Net proceeds provided by noncontrolling shareholders	1,312	8,237	253
Net proceeds provided by noncontrolling shareholders - acquisitions	35,263	68,300	72,761
Purchase of noncontrolling interest	(1,957)	(50,640)	(6,613)
Distributions to noncontrolling shareholders	(11,292)	(1,275)	(12,060)
Distributions paid - Allocation Interests	—	(34,058)	(9,087)
Debt issuance costs	(5,276)	(21,708)	(3,214)
Other	10	(464)	335
Net cash provided by financing activities	556,885	273,206	521,725
Foreign currency impact on cash	(1,331)	228	914
Net increase (decrease) in cash and cash equivalents	(99,462)	89,989	(29,570)
Cash and cash equivalents — beginning of period (1)	160,733	70,744	100,314
Cash and cash equivalents — end of period	$61,271	$160,733	$70,744
(1) Includes cash from discontinued operations of $4.3 million at January 1, 2021 and $3.4 million at January 1, 2020

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
The LLC is a controlling owner of eleven businesses, or operating segments at December 31, 2022. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Wheelhouse Holdings, Inc. ("Marucci Sports" or "Marucci"), Relentless Intermediate, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), Compass AC Holdings, Inc. (“ACI” or “Advanced Circuits”), AMT Acquisition Corporation (“Arnold”), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators") and Sterno Products, LLC (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note F - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or “MSA”).
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
Discontinued Operations
The Company completed the sale of Liberty Safe Holding Corporation ("Liberty") during the third quarter of 2021. The results of operations of Liberty are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2021 and 2020. Refer to "Note D - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
On October 13, 2021, the LLC entered into a definitive merger agreement with a seller to acquire Advanced Circuits (the "AC Merger”). The AC Merger was conditioned on, among other things, the closing of a business combination between the buyer and a publicly traded special purpose acquisition company (a “SPAC”). The Company

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined that Advanced Circuits qualified as held-for sale upon entry into the AC Merger. Advanced Circuits was initially classified as held for sale in the consolidated financial statements as of December 31, 2021.
Due to a delay in closing the transaction, the Company and Advanced Circuits terminated the AC Merger agreement. The termination of the AC Merger agreement occurred in the third quarter of 2022 and, in accordance with applicable accounting guidance, Advanced Circuits was reclassified to continuing operations beginning in the quarter ended September 30, 2022. Advanced Circuits is included in continuing operations in the year ended December 31, 2022, 2021 and 2020 in the accompanying consolidated financial statements.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. These estimates are based on historical factors, management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2023 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash account balances held in domestic financial institutions exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash or cash equivalents. At December 31, 2022 and 2021, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $24.8 million and $33.9 million, respectively.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories
Inventories consist of raw materials, work-in-process, manufactured goods and purchased goods acquired for resale. Inventories are stated at the lower of cost or net realizable value, with cost generally determined on the first-in, first-out method or average cost method. At our Lugano business, cost is determined based on specific identification. Cost includes raw materials, direct labor, manufacturing overhead and indirect overhead. Net realizable value is based on current replacement cost for raw materials and supplies and on estimated selling costs less reasonably predictable costs of completion, and disposal for finished goods. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. The Company's historical estimates of these adjustments have not differed materially from actual results.
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

The ranges of useful lives are as follows:

Buildings and improvements	6 to 40 years
Machinery and equipment	2 to 18 years
Office furniture, computers and software	2 to 8 years
Leasehold improvements	Shorter of useful life or lease term
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Income Taxes
Deferred income taxes are calculated under the asset and liability method. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2022 which in total amount to approximately $99.1 million. This deferred tax asset is net of $21.1 million of valuation allowance primarily associated with the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2022, 2021 and 2020.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $33.0 million, $27.3 million and $19.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $12.9 million, $11.9 million and $3.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $5.3 million, $3.9 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year, however, due to various acquisitions in the last three years, there is generally less seasonality in our net sales on a consolidated basis than there has been historically..
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans under which some form of stock compensation, typically stock options or profit interests, is issued to employees and outside directors of each subsidiary. The fair value of the awards are estimated on the date of grant using a pricing model and assumptions specific to the subsidiary that granted the stock award. During the years ended December 31, 2022, 2021 and 2020, $14.0 million, $11.4 million, and $9.0 million of stock based compensation expense was recorded to each expense category that included related salary expense in the consolidated statements of operations. As of December 31, 2022, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $44.9 million.
Note C — Acquisition of Businesses
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
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed indirect acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("PrimaLoft Seller"). The Company acquired PrimaLoft for a total purchase price, including proceeds from noncontrolling shareholders, of approximately $541.1 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its 2022 Revolving Credit Facility and the proceeds from its new $400 million 2022 Term Loan Facility. PrimaLoft management invested in the transaction along with the Company, representing 9.2% of the initial equity interest in PrimaLoft. Concurrent with the closing, the Company provided a credit facility to PrimaLoft pursuant to which a secured revolving loan commitment and secured term loan were made available to PrimaLoft (the "PrimaLoft Credit Agreement"). The initial revolving loan and term loan commitments under these facilities on the closing date were $178 million. CGM will receive integration service fees of $4.8 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended September 30, 2022. The Company incurred $5.7 million of transaction costs in conjunction with the PrimaLoft acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2022.
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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
Purchase Consideration	$539,576	$1,536	$541,112

Fair value of identifiable assets acquired:
Cash	$6,951	$—	$6,951
Accounts receivable (1)	2,992	—	2,992
Inventory	1,991	—	1,991
Property, plant and equipment	1,058	—	1,058
Intangible assets	248,200	58,700	306,900
Other current and noncurrent assets	3,581	(1,187)	2,394
Total identifiable assets	264,773	57,513	322,286

Fair value of liabilities assumed:
Current liabilities	8,865	(868)	7,997
Other liabilities	360	—	360
Deferred tax liabilities	51,268	12,699	63,967
Total liabilities	60,493	11,831	72,324

Net identifiable assets acquired	204,280	45,682	249,962

Goodwill	$335,296	$(44,147)	$291,149

Acquisition consideration
Purchase price	$530,000	$—	$530,000
Cash acquired	7,319	(368)	6,951
Net working capital adjustment	2,257	1,904	4,161
Total purchase consideration	$539,576	$1,536	$541,112
(1) The fair value of accounts receivable approximates book value acquired.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued at fair value which approximates book value and will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $291.1 million reflects the strategic fit of PrimaLoft in the Company's branded consumer business and is not expected to be deductible for income tax purposes. PrimaLoft has not completed the final tax return of the predecessor business and as a result, has not finalized the purchase accounting. The amount of goodwill recognized in the preliminary purchase price allocation above is therefore subject to change.
The intangible assets recorded related to the PrimaLoft acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Customer relationships	$209,100	15 years
Tradename	48,200	20 years
Technology	49,100	11 years
In-process research and development (1)	500	N/a
	$306,900
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
The customer relationships were considered the primary intangible asset and was valued at $209.1 million using a multi-period excess earnings method. The technology was valued at $49.1 million using a multi-period excess earnings methodology with an assumed obsolescence factor. The tradename was valued at $48.2 million using a multi period excess earnings method. The multi period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
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
The LLC made loans to, and purchased a 60% equity interest in, Lugano. The purchase price, including proceeds from noncontrolling shareholders, was $265.1 million. The selling shareholders invested in the transaction along with the LLC, representing 40% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the LLC in the acquisition and will continue to provide integration services during the first year of the LLC's ownership of Lugano. CGM will receive integration service fees of $2.3 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended December 31, 2021. The LLC incurred $1.8 million of transaction costs in conjunction with the

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lugano acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2021. The LLC funded the acquisition with cash on hand and a $120 million draw on its 2021 Revolving Credit Facility.
The results of operations of Lugano have been included in the consolidated results of operations since the date of acquisition. Lugano's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase Consideration	$267,554	$(2,420)	$265,134

Fair value of identifiable assets acquired:
Cash	$1,433	$—	$1,433
Accounts receivable (1)	20,954	—	20,954
Inventory	85,794	9,419	95,213
Property, plant and equipment	2,743	392	3,135
Intangible assets	—	82,454	82,454
Other current and noncurrent assets	4,979	4,114	9,093
Total identifiable assets	$115,903	$96,379	$212,282

Fair value of liabilities assumed:
Current liabilities	$7,129	$58	$7,187
Other liabilities	—	3,175	3,175
Deferred tax liabilities	—	23,123	23,123
Total liabilities	$7,129	$26,356	$33,485

Net identifiable assets acquired	$108,774	$70,023	$178,797

Goodwill	$158,780	$(72,443)	$86,337

Acquisition consideration
Purchase price	$256,000	$—	$256,000
Cash acquired	1,554	(120)	1,434
Net working capital adjustment	10,000	(2,300)	7,700
Total purchase consideration	$267,554	$(2,420)	$265,134
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
	$82,454
The tradename was considered the primary intangible asset and was valued at $48.4 million using a multi period excess earnings method. The customer relationships were valued at $34.0 million using a multi period excess earnings method. The multi period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
Acquisition of Marucci
On April 20, 2020, pursuant to an Agreement and Plan of Merger entered into on March 6, 2020, the LLC, through a wholly-owned subsidiary, Wheelhouse Holdings Inc., a Delaware corporation (“Marucci Buyer”), and Wheelhouse Holdings Merger Sub LLC, a Delaware limited liability company and a wholly owned Subsidiary of Marucci Buyer (“Marucci Merger Sub”), completed a merger (the “Marucci Transaction”) with Marucci Sports, LLC, a Delaware limited liability company (“Marucci”). Upon the completion of the Marucci Transaction, Marucci became a wholly-owned subsidiary of Marucci Buyer and an indirect subsidiary of the Company. Headquartered in Baton Rouge, Louisiana, Marucci is a leading manufacturer and distributor of baseball and softball equipment. Founded in 2009, Marucci has a product portfolio that includes wood and metal bats, apparel and accessories, batting and fielding gloves and bags and protective gear.
The LLC made loans to, and purchased a 92.2% equity interest in, Marucci. The purchase price, including proceeds from noncontrolling shareholders, was $201.0 million. Marucci management and certain existing shareholders invested in the Transaction along with the LLC, representing 7.8% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the LLC in the acquisition and provided integration services during the first year of the LLC's ownership of Marucci. CGM received integration service fees of $2.0 million payable over a twelve month period as services were rendered. The LLC incurred $2.0 million of transaction costs in conjunction with the Marucci acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the second quarter of 2020.
The results of operations of Marucci have been included in the consolidated results of operations since the date of acquisition. Marucci's results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of assets acquired and liabilities assumed as of the date of acquisition.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Final Purchase Price Allocation
Purchase Consideration	$200,958

Fair value of identifiable assets acquired:
Cash	$2,730
Accounts Receivable (1)	11,471
Inventory (2)	14,481
Property, plant and equipment (3)	10,307
Intangible assets	100,211
Other current and noncurrent assets	2,208
Total identifiable assets	$141,408

Fair value of liabilities assumed:
Current liabilities	6,501
Other liabilities	958
Deferred tax liabilities	1,161
Total liabilities	8,620

Net identifiable assets acquired	132,788

Goodwill	$68,170

Acquisition consideration
Purchase price	$200,000
Cash acquired	2,730
Net working capital adjustment	728
Other adjustments	(2,500)
Total purchase consideration	$200,958

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
Acquisition of BOA
On October 16, 2020, the LLC, through its newly formed acquisition subsidiaries, BOA Holdings Inc., a Delaware corporation (“BOA Holdings”) and BOA Parent Inc., a Delaware corporation (“BOA Buyer”) and a wholly-owned subsidiary of BOA Holdings, acquired BOA Technology Inc. ("BOA"), and its subsidiaries pursuant to an Agreement and Plan of Merger (the “BOA Merger Agreement”) by and among BOA Buyer, Reel Holding Corp., a Delaware corporation (“Reel”) and the sole stockholder of Boa Technology, Inc., BOA Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BOA Buyer (“BOA Merger Sub”) and Shareholder Representative Services LLC (in its capacity as the representative of the stockholders of Reel). Pursuant to the BOA Merger Agreement, BOA Merger Sub was merged with and into Reel (the “BOA Merger”) such that the separate existence of BOA Merger Sub ceased, and Reel survived the BOA Merger as a wholly-owned subsidiary of BOA Buyer. BOA, creators of the award-winning BOA® Fit System featured in performance footwear, action sports, outdoor and medical products worldwide, was founded in 2001 and is headquartered in Denver, Colorado.
The LLC made loans to, and purchased an 82% equity interest in, BOA. The purchase price, including proceeds from noncontrolling shareholders, was $456.8 million. BOA management and certain existing shareholders invested in the transaction along with the LLC, representing 18% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the LLC in the acquisition and provided integration services during the first year of the LLC's ownership of BOA. CGM received integration service fees of $4.4 million payable over a twelve month period as services were rendered. The Company incurred $2.5 million of transaction costs in conjunction with the BOA acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the fourth quarter of 2020. The Company funded the acquisition with cash on hand and a $300 million draw on its 2018 Revolving Credit Facility.

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

(in thousands)	Final Purchase Allocation
Purchase Consideration	$456,843

Fair value of identifiable assets acquired:
Cash	$7,677
Accounts receivable (1)	2,065
Inventory (2)	6,178
Property, plant and equipment (3)	15,431
Intangible assets	234,000
Other current and noncurrent assets	12,554
Total identifiable assets	$277,905

Fair value of liabilities assumed:
Current liabilities	$14,008
Other liabilities	11,238
Deferred tax liabilities	49,969
Total liabilities	$75,215

Net identifiable assets acquired	$202,690

Goodwill	254,153

Acquisition consideration
Purchase price	$454,000
Cash acquired	7,677
Net working capital adjustment	(1,970)
Other adjustments	(2,864)
Total purchase consideration	$456,843

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
Unaudited pro forma information
The following unaudited pro forma data for the year ended December 31, 2022 and 2021 gives effect to the acquisitions of PrimaLoft and Lugano as described above, as if these transactions had been completed as of January 1, 2021. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Year ended
(in thousands, except per share data)	December 31, 2022	December 31, 2021
Net sales	$2,319,229	$2,069,095
Gross profit	$941,532	$842,138
Operating income	$185,255	$177,662
Net income from continuing operations	$44,076	$64,240
Net income from continuing operations attributable to Holdings	$28,566	$47,416
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(0.21)	$(0.29)
Other acquisitions
Velocity
Kings - On July 8, 2022, Velocity acquired the assets of King's Camo LC, a manufacturer of outdoor performance apparel and gear, for a purchase price of approximately $25.2 million and included a potential earnout of $3.0 million. The acquisition and related transaction costs were funded through an additional term loan of $25.7 million under the Velocity intercompany credit agreement. Velocity paid approximately $0.2 million in transaction fees. Velocity recorded a purchase price allocation, including goodwill of approximately $9.7 million, which is expected to be deductible for income tax purposes, and intangible assets of $7.1 million. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marucci
Lizard Skins - On October 22, 2021, Marucci Sports acquired Lizard Skins, LLC ("Lizard Skins"), an industry leading provider of sporting goods accessories that revolve around the hand-to-grip interface, for an enterprise value of approximately $47.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $44.1 million under the Marucci inter-company credit agreement with the Company, a draw on the existing Marucci revolving credit facility with the LLC, and rollover equity from the selling shareholders of Lizard Skins. Marucci issued 11,915 shares to the selling shareholders in exchange for the rollover equity, which represents an ownership interest of approximately 1% in Marucci. Marucci paid approximately $1.4 million in transaction expenses in connection with the acquisition of Lizard Skins. Lizard Skins is a designer and seller of branded grip products, protective equipment, bags and apparel for use in baseball, cycling, hockey, Esports and lacrosse. The acquisition of Lizard Skins will allow Marucci to build on its leading position in diamond sports while simultaneously developing Marucci's presence in new sports markets such as hockey and cycling. Marucci recorded a purchase price allocation, including goodwill of approximately $10.1 million, which is expected to be deductible for income tax purposes, and intangible assets of $27.9 million. The purchase price allocation was finalized in the third quarter or 2022.
Altor Solutions
Plymouth Foam - On October 5, 2021, Altor acquired Plymouth Foam, LLC (“Plymouth”), a manufacturer of protective packaging and componentry, for an enterprise value of approximately $56.0 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional term loan of $52.0 million under the Altor intercompany credit agreement and a draw on the existing Altor intercompany revolving credit facility with the LLC. Altor paid approximately $0.4 million in transaction fees in connection with the acquisition of Plymouth. Plymouth was founded in 1978 and is based in Plymouth, Wisconsin. Plymouth supplies a wide array of high value products, including custom protective packaging, cold chain packaging and internal components made from expanded polystyrene and expanded polypropylene. Plymouth’s complementary product portfolio will allow Altor to be able to further expand its business and capabilities. Altor recorded a purchase price allocation, including goodwill of approximately $15.5 million, which is not expected to be deductible for income tax purposes, and intangible asset of $20.1 million. The purchase price allocation was finalized in the first quarter of 2022.
Polyfoam - On July 1, 2020, Altor acquired substantially all of the assets of Polyfoam Corp. ("Polyfoam"), a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. Founded in 1974, Polyfoam operates two manufacturing facilities producing highly engineered foam and injection-molded plastic solutions across a variety of end-markets. The acquisition complements Altor's current operating footprint and provides access to a new customer base and product offerings, including Polyfoam's significant end-market exposure to cold chain (including seafood boxes, insulated shipping containers and grocery delivery totes). The purchase price was approximately $12.8 million and included a potential earnout of $1.4 million if Polyfoam achieves certain financial metrics. The full amount of the earnout was paid during the first quarter of 2022.
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
Note D — Discontinued Operations
Sale of Liberty
On July 16, 2021, the LLC, as majority stockholder of Liberty Safe Holding Corporation and as Sellers Representative, entered into a definitive Stock Purchase Agreement (the “Liberty Purchase Agreement”) with

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 3, 2021, Liberty Buyer completed the acquisition of all the issued and outstanding securities of Liberty (other than the Liberty Rollover Shares) pursuant to the Liberty Purchase Agreement and Liberty Amendment (the “Liberty Transaction”). The sale price of Liberty was based on an aggregate total enterprise value of $147.5 million, subject to customary adjustments. After the allocation of the sale proceeds to Liberty's non-controlling shareholders, the repayment of intercompany loans to the LLC (including accrued interest) of $26.5 million, and the payment of transaction expenses of approximately $4.5 million, the LLC received approximately $128.0 million of total proceeds from the sale at closing. The LLC recognized a gain on the sale of Liberty of $72.8 million during the year ended December 31, 2021. In 2022, the LLC received an income tax refund of approximately $0.9 million related to Liberty which was recognized as gain on sale of discontinued operations, net of taxes, in the accompanying consolidated statement of operations.
Summarized results of operations of Liberty for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2021 through disposition	Year ended December 31, 2020
Net sales	$75,753	$113,115
Gross profit	20,129	28,978
Operating income	9,175	16,826
Income from continuing operations before income taxes (1)	9,174	16,819
Provision for income taxes	1,509	3,288
Income from discontinued operations (1)	$7,665	$13,531

(1) The results of operations for the periods from January 1, 2021 through disposition and the year ended December 31, 2020, each exclude $1.7 million and $3.5 million, respectively, of intercompany interest expense.
Sale of Clean Earth
On May 8, 2019, the LLC, as majority stockholder of CEHI Acquisition Corporation ("Clean Earth" or CEHI") and as Sellers’ Representative, entered into a definitive Stock Purchase Agreement (the “Clean Earth Purchase Agreement”) with Calrissian Holdings, LLC (“Clean Earth Buyer”), CEHI, the other holders of stock and options of CEHI and, as Clean Earth Buyer’s guarantor, Harsco Corporation, pursuant to which Clean Earth Buyer would acquire all of the issued and outstanding securities of CEHI, the parent company of the operating entity, Clean Earth, Inc. The LLC recognized a gain on the sale of Clean Earth of $209.3 million during the year ended December 31, 2019. In 2022, the LLC received an income tax refund of approximately $8.5 million related to Clean Earth which was recognized as gain on sale of discontinued operations, net of taxes, in the accompanying consolidated statement of operations.

Note E - Revenue
Performance Obligations - Revenues are recognized when control of the promised goods or service is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Each product or service represents a separate performance obligation. Once the performance obligations are identified, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenues are recognized as the related performance obligations are satisfied as

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discussed above. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. The standalone selling price is directly observable as it is the price at which the Company sells its products separately to the customer. The Company assesses promised goods or services as performance obligations deemed immaterial at the contract level. Revenue is recognized generally upon shipment terms for products and when the service is performed for services. Our Lugano operating segment recognizes revenue related to the non-monetary exchange of inventory with customers when there is also a monetary component ("boot") to the exchange. Revenue is recognized to the extent of the monetary asset received in the exchange.
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
Variable Consideration - The Company’s policy around estimating variable consideration related to sales incentives (early pay discounts, rights of return, rebates, chargebacks, and other discounts) included in certain customer contracts are recorded as a reduction in the transaction price. The Company applies the expected value method to estimate variable consideration. These estimates are based on historical experience, anticipated performance and the Company’s best judgment at the time and as a result, reflect applicable constraints. The Company includes in the transaction price an amount of variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$384,911	$11,467	$34,389	$16,677	$38,769	$486,213
BOA	61,719	664	66,273	79,848	184	208,688
Ergo	32,207	4,016	28,210	22,903	1,099	88,435
Lugano	192,026	—	9,014	439	28	201,507
Marucci	156,420	2,972	1,136	4,675	208	165,411
PrimaLoft	1,583	222	1,881	20,623	435	24,744
Velocity	208,215	10,090	7,557	1,301	5,075	232,238
ACI	89,503	—	—	—	—	89,503
Altor	233,158	—	—	—	28,180	261,338
Arnold	105,899	774	38,602	6,490	2,050	153,815
Sterno	340,510	8,525	2,746	86	285	352,152
	$1,806,151	$38,730	$189,808	$153,042	$76,313	$2,264,044

	Year ended December 31, 2021
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$363,017	$10,387	$27,393	$15,715	$28,451	$444,963
BOA	52,804	834	57,570	53,735	207	165,150
Ergo	33,319	3,485	31,411	24,891	525	93,631
Lugano	53,662	—	—	385	—	54,047
Marucci	116,277	770	85	973	61	118,166
Velocity	243,347	11,539	8,546	1,328	5,666	270,426
ACI	90,487	—	—	—	—	90,487
Altor	154,882	—	—	—	25,335	180,217
Arnold	96,944	662	33,828	6,086	2,421	139,941
Sterno	361,586	12,079	1,071	281	110	375,127
	$1,566,325	$39,756	$159,904	$103,394	$62,776	$1,932,155

	Year ended December 31, 2020
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$319,181	$7,192	$28,239	$15,157	31,337	$401,106
BOA	6,894	98	9,783	8,476	27	$25,278
Ergo	26,653	3,251	25,679	17,868	1,277	$74,728
Marucci	42,823	136	24	444	15	$43,442
Velocity	194,578	10,124	7,688	1,028	2,578	$215,996
ACI	88,075	—	—	—	—	$88,075
Altor	110,829	—	—	—	19,217	$130,046
Arnold	61,112	296	29,190	4,604	3,788	$98,990
Sterno	354,388	14,793	537	96	167	$369,981
	$1,204,533	$35,890	$101,140	$47,673	$58,406	$1,447,642

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F — Operating Segment Data
At December 31, 2022, the Company had eleven reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
•5.11 is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide.  Headquartered in Costa Mesa, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
•BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
•Ergobaby, headquartered in Torrance, California, is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers, bouncers and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States.
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
•Marucci Sports is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops corporate-owned and franchised sports training facilities. Marucci is headquartered in Baton Rouge, Louisiana.
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
•Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges,

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns.
•Advanced Circuits is a provider of small-run, quick-turn and volume production (including assembly) PCBs to customers throughout the United States. ACI manufactures and delivers custom printed circuit boards to customers primarily in North America. ACI is headquartered in Aurora, Colorado.
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Altor is headquartered in Scottsdale, Arizona and operates 18 molding and fabricating facilities across North America.
•Arnold is a global solutions provider and manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/ transportation, oil and gas, medical, energy, reprographics and advertising specialties. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers and leading systems-integrators worldwide with a focus on North America, Europe, and Asia. Arnold has built a preferred rare earth supply chain and has leading rare earth and other permanent magnet production capabilities. Arnold is headquartered in Rochester, New York.
•Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports. Sterno is headquartered in Corona, California.
The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Segment profit is determined based on internal performance measures used by the Manager to assess the performance of each business. Corporate consists of corporate overhead and management fees that are not allocated to any of the Company's reportable segments. There were no significant inter-segment transactions.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Operating Segments

Net Revenues	Year ended December 31,
(in thousands)	2022	2021	2020
5.11	$486,213	$444,963	$401,106
BOA	208,688	165,150	25,278
Ergobaby	88,435	93,631	74,728
Lugano	201,507	54,047	—
Marucci	165,411	118,166	43,442
PrimaLoft	24,744	—	—
Velocity Outdoor	232,238	270,426	215,996
ACI	89,503	90,487	88,075
Altor Solutions	261,338	180,217	130,046
Arnold	153,815	139,941	98,990
Sterno	352,152	375,127	369,981
Total segment revenue	2,264,044	1,932,155	1,447,642
Corporate	—	—	—
Total consolidated revenues	$2,264,044	$1,932,155	$1,447,642

Segment Profit (Loss)	Year ended December 31,
(in thousands)	2022	2021	2020
5.11	$43,531	$39,374	$30,087
BOA	57,810	33,976	(1,021)
Ergobaby	(16,814)	9,087	5,194
Lugano	53,015	9,923	—
Marucci	21,113	16,419	(4,272)
PrimaLoft	(13,832)	—	—
Velocity Outdoor	18,961	39,725	24,925
ACI	23,617	25,232	22,891
Altor Solutions	24,591	17,962	15,939
Arnold	16,700	11,988	2,096
Sterno	19,801	19,877	25,772
Total segment operating income	248,493	223,563	121,611
Corporate	(72,925)	(58,828)	(43,604)
Total consolidated operating income	175,568	164,735	78,007
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(83,506)	(58,839)	(45,768)
Amortization of debt issuance costs	(3,740)	(2,979)	(2,454)
Loss on debt extinguishment	(534)	(33,305)	—
Other income (expense), net	(714)	(1,482)	(2,613)
Total consolidated income from continuing operations before income taxes	$87,074	$68,130	$27,172

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2022	2021	2020

5.11	$22,742	$22,048	$21,085
BOA	21,751	19,999	5,515
Ergobaby	8,007	8,405	8,169
Lugano	5,648	1,881	—
Marucci	12,052	8,513	10,109
PrimaLoft	9,664	—	—
Velocity Outdoor	13,030	12,451	12,555
ACI	2,038	2,093	2,415
Altor Solutions	16,157	12,700	12,474
Arnold	7,878	8,728	6,710
Sterno	19,842	22,918	22,059
Total	138,809	119,736	101,091
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and debt premiums	3,740	2,896	2,232
Consolidated total	$142,549	$122,632	$103,323

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2022	2021	2022 (1)	2021 (1)
5.11	$53,589	$50,461	$450,537	$354,666
BOA	1,630	2,387	240,359	263,052
Ergobaby	11,213	11,167	84,657	86,530
Lugano	85,911	27,812	327,795	233,720
Marucci	35,185	23,261	181,528	146,087
PrimaLoft	2,486	—	310,914	—
Velocity	33,159	36,017	224,356	219,545
ACI	10,477	9,717	21,714	24,120
Altor Solutions	42,368	38,457	198,943	205,631
Arnold	23,666	20,372	105,196	101,591
Sterno	54,400	72,179	210,780	244,338
Sales allowance accounts	(12,644)	(14,120)	—	—
Total	341,440	277,710	2,356,779	1,879,280
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	18,008	105,188
Total	$341,440	$277,710	$2,374,787	$1,984,468
(1)    Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Intangible Assets" for a schedule of goodwill by segment.
Geographic Information
Net Revenues
Revenues are attributable to countries based on the location of customers. Revenue attributable to any individual foreign country was not material in 2022, 2021 or 2020.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2022	2021
United States	$2,291,837	$1,918,051
Europe	49,062	36,075
Other international	33,888	30,342
Total identifiable assets	$2,374,787	$1,984,468
Note G - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2022	2021
Raw materials and supplies	$106,698	$107,307
Work-in-process	32,540	29,032
Finished goods	621,854	457,274
	761,092	593,613
Less: obsolescence reserve	(28,664)	(27,870)
Total	$732,428	$565,743

Property, plant and equipment	December 31,
(in thousands)	2022	2021
Machinery and equipment	$252,817	$233,840
Office furniture, computers and software	68,398	55,165
Leasehold improvements	79,300	60,970
Construction in process	18,091	15,340
Buildings and land	13,386	13,345
	431,992	378,660
Less: accumulated depreciation	(226,518)	(192,183)
Total	$205,474	$186,477
Depreciation expense was approximately $44.4 million, $39.4 million and $33.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Balance at January 1, 2022	Acquisitions/Measurement Period Adjustments (1)	Goodwill Impairment	Balance at December 31, 2022
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Ergobaby	61,448	—	(20,552)	40,896
Lugano	83,458	2,879	—	86,337
Marucci	107,855	(32,136)	—	75,719
PrimaLoft	—	291,150		291,150
Velocity Outdoor	30,079	9,694	—	39,773
ACI	58,029	—	—	58,029
Altor Solutions	90,843	286	—	91,129
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Corporate (2)	8,649	—	—	8,649
Total	$882,083	$271,873	$(20,552)	$1,133,404
(1)    Acquisition of businesses during the year ended December 31, 2022 includes the acquisition of PrimaLoft by the Company, and an add-on acquisition at Velocity.
(2)    Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.

	Balance at January 1, 2021	Acquisitions/Measurement Period Adjustments (1)	Balance at December 31, 2021
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	63,531	(2,083)	61,448
Lugano	—	83,458	83,458
Marucci	68,170	39,685	107,855
Velocity Outdoor	30,079	—	30,079
ACI	58,029	—	58,029
Altor Solutions	75,369	15,474	90,843
Arnold	26,903	12,364	39,267
Sterno	55,336	—	55,336
Corporate (2)	8,649	—	8,649
Total	$733,185	$148,898	$882,083
(1)    Acquisition of businesses during the year ended December 31, 2021 includes the acquisition of Lugano by the Company, and add-on acquisitions at Altor, Arnold, and Marucci.
(2)    Represents goodwill resulting from purchase accounting adjustments not "pushed down" to the ACI segment. This amount is allocated back to the ACI segment for purposes of goodwill impairment testing.
Approximately $187.3 million of goodwill is deductible for income tax purposes at December 31, 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Impairment Testing
2022 Interim Impairment Testing
Ergobaby - The Company performed interim quantitative impairment testing at Ergobaby of goodwill and the indefinite lived tradename at December 31, 2022. As a result of operating results that were below historical and forecast amounts, the Company determined that a triggering event had occurred at Ergobaby. The Company used an income approach for the impairment test, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 16% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Ergobaby's ability to execute on projected cash flows. Based on the results of the impairment test, the fair value of Ergobaby did not exceed its carrying value. We recorded goodwill impairment of $20.6 million at December 31, 2022. For the indefinite lived tradename, quantitative testing indicated that the fair value exceeded the carrying value.
Annual Impairment Testing
The Company uses a qualitative approach to test goodwill and indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing.
2022 Annual Impairment Testing
The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units exceeded their carrying value for the 2022 annual impairment testing.
2021 Annual Impairment Testing
The Company determined that the Arnold reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested only on a qualitative basis for the 2021 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.
The quantitative test of Arnold was performed using an income approach to determine the fair value of the reporting unit. The discount rate used in the income approach was 13.0% and the results of the quantitative impairment testing indicated that the fair value of the Arnold reporting unit exceeded the carrying value by 272%.
2020 Annual Impairment Testing
The Company determined that the Ergobaby, Altor Solutions and Velocity reporting units required additional quantitative testing because we could not conclude that the fair value of the reporting units exceeded their carrying value based on qualitative factors alone. For the reporting units that were tested only on a qualitative basis for the 2020 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the net carrying amount of goodwill at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Goodwill - gross carrying amount	$1,211,701	$939,828
Accumulated impairment losses (1)	(78,297)	(57,745)
Goodwill - net carrying amount	$1,133,404	$882,083
(1) Includes goodwill impairment expense of $20.6 million recorded at Ergobaby, $32.9 million at Velocity and $24.9 million at Arnold.
Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$814,171	$(268,620)	$545,551	$595,673	$(218,066)	$377,607	14
Technology and patents	214,653	(55,816)	158,837	156,129	(42,035)	114,094	12
Trade names, subject to amortization	483,959	(119,464)	364,495	411,880	(90,196)	321,684	17
Non-compete agreements	4,962	(4,149)	813	4,942	(3,827)	1,115	4
Other contractual intangible assets	1,960	(1,185)	775	1,960	(735)	1,225	4
	1,519,705	(449,234)	1,070,471	1,170,584	(354,859)	815,725
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	—	—	—
Total intangibles, net	$1,577,170	$(449,234)	$1,127,936	$1,227,549	$(354,859)	$872,690
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
The Company’s amortization expense of intangible assets for the years ended December 31, 2022, 2021 and 2020 totaled $94.4 million, $80.3 million and $61.9 million, respectively.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2023	$104,749
2024	$103,120
2025	$97,794
2026	$91,438
2027	$80,704
Note I – Debt
Financing Arrangements
2022 Credit Facility
On July 12, 2022, the LLC entered into the Third Amended and Restated Credit Agreement (the "2022 Credit Facility") to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit ("the 2022 Revolving Line of Credit") up to a maximum aggregate amount of $600 million ("the 2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). The

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving Line of Credit were $115 million. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
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
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement (the "2021 Credit Facility") to amend and restate the 2018 Credit Facility (as previously restated and amended) among the LLC, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. The 2021 Credit Facility provided for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permitted the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. The Company repaid the outstanding amounts under the 2021 credit facility in the third quarter of 2022 in connection with entering into the 2022 Credit Facility.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trustee (the “Trustee”). The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on January 15 and July 15 of each year, beginning on July 15, 2022.
The proceeds from the sale of the 2032 Notes was used to repay a portion of our debt outstanding under the 2021 Revolving Credit Facility.
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
The 2032 Notes and the 2029 Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness, and rank senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The 2032 Notes and the 2029 Notes will be effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including the indebtedness under the Company’s credit facilities described below. The 2032 Notes Indenture and the 2029 Notes Indenture contains several restrictive covenants including, but not limited to, limitations on the following: (i) the incurrence of additional indebtedness, (ii) restricted payments, (iii) the purchase, redemption or retirement of capital stock or subordinated debt, (iv) dividends and other payments affecting restricted subsidiaries, (v) transactions with affiliates, (vi) asset sales and mergers and consolidations, (vii) future subsidiary guarantees and (viii) incurring liens, (ix) entering into sale-leaseback transactions and (x) making certain investments, subject in each case to certain exceptions.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the Company’s outstanding long-term debt and effective interest rates at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	4.89%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.29%	300,000
2022 Term Loan	5.20%	395,000		—
2022 Revolving Credit Facility	5.98%	155,000		—
Unamortized premiums and debt issuance costs		(15,532)		(15,174)
Total debt		$1,834,468		$1,284,826
Less: Current portion, term loan facilities		(10,000)		—
Long-term debt		$1,824,468		$1,284,826
Annual maturities of the Company's debt obligations are as follows (in thousands):

2023	$10,000
2024	10,000
2025	15,000
2026	25,000
2027	490,000
2028 and thereafter	1,300,000
$1,850,000
Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with entering into the 2022 Credit Facility, the Company recognized $2.5 million in deferred financing costs associated with the 2022 Term Loan, and $2.8 million in deferred financing costs associated with the 2022 Revolving Credit Facility. In connection with the 2032 Senior Notes offering in November 2021, the Company recorded $4.3 million in deferred financing costs, and $12.0 million in deferred financing costs related to the 2029 Senior Notes offering in March 2021. The Company recorded $5.4 million in deferred financing costs in connection with entry into the 2021 Credit Facility, $0.5 million of which was recorded as a loss on debt extinguishment upon entry into the 2022 Credit Facility. The net deferred financing costs associated with the Company's 2026 Senior Notes were $7.2 million at March 31, 2021, and were expensed on April 1, 2021, the date of the redemption of the 2026 Senior Notes.
Since the Company can borrow, repay and reborrow principal under the 2022 Revolving Credit Facility, the debt issuance costs associated with the 2022 Revolving Credit Facility have been classified as other non-current assets in the accompanying consolidated balance sheet. The debt issuance costs associated with the 2022 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying consolidated balance sheets.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes debt issuance costs at December 31, 2022 and December 31, 2021, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2022	2021
Deferred debt issuance costs	$32,526	$27,784
Accumulated amortization	(9,760)	(6,021)
Deferred debt issuance costs, net	$22,766	$21,763

Balance sheet classification:
Other noncurrent assets	$7,234	$6,589
Long-term debt	15,532	15,174
	$22,766	$21,763
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2022 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2022 included as part of the affirmative covenants in the 2022 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	3.09:1.00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	1.12:1.00
Total Debt to EBITDA Ratio	Less than or equal to 5.75: 1.00	3.97:1.00
A breach of any of these covenants will be an event of default under the 2022 Credit Facility. Upon the occurrence of an event of default under the 2022 Credit Facility, the 2022 Revolving Credit Facility may be terminated, and all outstanding loans and other obligations under the 2022 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2022 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2022, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
Letters of credit
The 2022 Credit Facility allows for letters of credit in an aggregate face amount of up to $100 million. Letters of credit outstanding at December 31, 2022 totaled $2.2 million and at December 31, 2021 totaled $1.0 million.
Interest expense
The following details the components of interest expense in each of the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(in thousands)	2022	2021	2020

Interest on credit facilities	$13,842	$2,669	$2,164
Interest on Senior Notes	67,500	54,441	42,400
Unused fee on Revolving Credit Facility	1,913	1,598	1,386
Amortization of debt premium	—	(83)	(222)
Other interest expense	300	227	294
Interest income	(49)	(13)	(254)
Interest expense, net	$83,506	$58,839	$45,768

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
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$12,311	$14,025
Service cost	432	422
Interest cost	42	38
Actuarial (gain)/loss	(1,792)	(484)
Plan amendment	(73)	(267)
Employee contributions and transfer	349	304
Benefits paid	74	253
Settlement	(518)	(1,445)
Foreign currency translation	(176)	(535)
Benefit obligation	$10,649	$12,311
Change in plan assets:
Fair value of assets, beginning of period	$9,449	$10,034
Actual return on plan assets	(122)	349
Company contribution	371	324
Employee contributions and transfer	349	304
Benefits paid	74	253
Settlement	(518)	(1,445)
Foreign currency translation	(82)	(370)
Fair value of assets	9,521	9,449
Funded status	$(1,128)	$(2,862)
The unfunded liability of $1.1 million and $2.9 million at December 31, 2022 and 2021, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020

Service cost	$432	$422	$571
Interest cost	42	38	31
Expected return on plan assets	(73)	(73)	(84)
Amortization of unrecognized gain (loss)	(27)	(12)	232
Effect of curtailment	(40)	111	381
Net periodic benefit cost	$334	$486	$1,131

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2022 and 2021:

	December 31,
	2022	2021

Discount rate	2.25%	0.35%
Expected return on plan assets	2.25%	0.80%
Rate of compensation increase	4.00%	2.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.4 million to the defined benefit plan in 2023.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2023	$433
2024	629
2025	652
2026	722
2027	863
Thereafter	3,091
$6,390
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2022:

Fixed income bonds and securities	61%
Real estate	21%
Equities and investment funds	14%
Certificates of deposit and cash and cash equivalents	1%
Other investments	3%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2022 and 2021 were considered Level 3.
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
During the year ended December 31, 2022, the Company sold 3,464,844 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $84.0 million from these sales, and incurred approximately $1.5 million in commissions payable to the Sales Agents.
During the year ended December 31, 2021, the Company sold 3,837,885 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $115.1 million from these sales, and incurred approximately $2.1 million in commissions payable to the Sales Agents.
The Company incurred $0.2 million and $0.5 million in total costs related to the ATM program during the year ended December 31, 2022 and 2021, respectively.
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
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at December 31, 2022, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding,

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 at a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the then applicable three-month LIBOR (or a successor rate) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At December 31, 2022, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a summary of the profit allocation payments made to the Allocation Interest Holders during the years ended December 31, 2021 and 2020. There were no profit allocation payments during the year ended December 31, 2022.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•The five-year anniversary of the acquisition of Sterno Products occurred in October 2019 which represented a Holding Event. The Company declared and paid a distribution to the Holders of $9.1 million in February 2020.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income attributable to Holdings to net income (loss) attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2022	2021	2020

Net income from continuing operations attributable to Holdings	$26,994	$34,639	$10,020
Less: Distributions paid - Allocation Interests	—	34,058	9,087
Less: Distributions paid - Preferred Shares	24,181	24,181	23,678
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869
Net loss from continuing operations attributable to common shares of Holdings	$(56)	$(26,469)	$(25,614)
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2022, 2021 and 2020 is calculated as follows:

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net loss from continuing operations attributable to common shares of Holdings	$(56)	$(26,469)	$(25,614)
Less: Effect of contribution based profit—Holding Event	16,137	5,361	7,070
Loss from continuing operations attributable to common shares	$(16,193)	$(31,830)	$(32,684)

Income from discontinued operations attributable to Holdings	$9,393	$79,914	$12,760
Less: Effect of contribution based profit	—	—	1,710
Income from discontinued operations of Holdings attributable to common shares	$9,393	$79,914	$11,050

Basic and diluted weighted average common shares of Holdings outstanding	70,715	65,362	63,151

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(0.23)	$(0.49)	$(0.51)
Discontinued operations	0.13	1.22	0.17
	$(0.10)	$0.73	$(0.34)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2022 - December 31, 2022 (1)	$0.25	$18,051	January 19, 2023	January 26, 2023

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2022 - September 30, 2022	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022
October 1, 2021 - December 31, 2021	$0.25	$17,352	January 13, 2022	January 20, 2022
July 1, 2021 - September 30, 2021	$0.36	$23,742	October 15, 2021	October 22, 2021
August 3, 2021 (2)	$0.88	$57,112	August 31, 2021	September 7, 2021
April 1, 2021 - June 30, 2021	$0.36	$23,364	July 15, 2021	July 22, 2021
January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021
October 1, 2020 - December 31, 2020	$0.36	$23,364	January 15, 2020	January 22, 2021
July 1, 2020 - September 30, 2020	$0.36	$23,364	October 15, 2020	October 22, 2020
April 1, 2020 - June 30, 2020	$0.36	$23,364	July 16, 2020	July 23, 2020
January 1, 2020 - March 31, 2020	$0.36	$21,564	April 16, 2020	April 23, 2020

Series A Preferred Shares:
October 30, 2022 - January 29, 2023 (1)	$0.453125	$1,813	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.453125	$1,813	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.453125	$1,813	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.453125	$1,813	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.453125	$1,813	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.453125	$1,813	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.453125	$1,813	April 15, 2020	April 30, 2020

Series B Preferred Shares:
October 30, 2022 - January 29, 2023 (1)	$0.4921875	$1,969	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$1,969	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$1,969	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$1,969	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.4921875	$1,969	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$1,969	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$1,969	April 15, 2020	April 30, 2020

Series C Preferred Shares:
October 30, 2022 - January 29, 2023 (1)	$0.4921875	$2,264	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$2,264	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
October 30, 2020 - January 29, 2021	$0.4921875	$2,264	January 15, 2021	January 30, 2021
July 30, 2020 - October 29, 2020	$0.4921875	$2,264	October 15, 2020	October 30, 2020
April 30, 2020 - July 29, 2020	$0.4921875	$2,264	July 15, 2020	July 30, 2020
January 30, 2020 - April 29, 2020	$0.4921875	$2,264	April 15, 2020	April 30, 2020
November 20, 2019 - January 29, 2020	$0.38281	$1,531	January 15, 2020	January 30, 2020
(1) This distribution was     declared on January 4, 2023.
(2) On August 3, 2021, in order to offset a portion of the tax liability to the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes, the Company's Board of Directors declared a special cash distribution on the Trust’s common shares. A distribution of $57.1 million was made on August 31, 2021 to Trust common shareholders. The Company declared a distribution of $0.25 per share for the quarter ended December 31, 2021, which was reduced from $0.36 per share in prior periods to reflect the effect of the Trust being taxed as a corporation.
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
Components of the Company's income (loss) before taxes are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020

Domestic (including U.S. exports)	$50,231	$52,733	$28,830
Foreign subsidiaries	36,843	15,397	(1,658)
	$87,074	$68,130	$27,172
Components of the Company’s income tax provision are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020

Current taxes
Federal	$30,167	$21,659	$8,305
State	7,421	4,792	2,187
Foreign	11,907	5,234	4,804
Total current taxes	49,495	31,685	15,296
Deferred taxes:
Federal	(4,647)	(9,648)	671
State	2,447	(1,819)	402
Foreign	(2,266)	1,538	(2,763)
Total deferred taxes	(4,466)	(9,929)	(1,690)
Total tax provision	$45,029	$21,756	$13,606

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are as follows:

	December 31,
(in thousands)	2022	2021

Deferred tax assets:
Tax credits	$10,030	$7,645
Accounts receivable and allowances	2,118	1,834
Net operating loss carryforwards	27,095	29,979
Accrued expenses	8,470	8,191
Interest expense limitation carryforwards	7,419	2,651
Lease liabilities	40,535	30,717
Held-for-sale effect	—	8,601
Other	24,503	12,706
Total deferred tax assets	$120,170	$102,324
Valuation allowance (1)	(21,104)	(9,413)
Net deferred tax assets	$99,066	$92,911
Deferred tax liabilities:
Intangible assets	$(193,408)	$(135,922)
Property and equipment	(25,724)	(26,114)
Repatriation of foreign earnings	(38)	(38)
Right of use assets	(35,675)	(27,898)
Prepaid and other expenses	(863)	(702)
Total deferred tax liabilities	$(255,708)	$(190,674)
Total net deferred tax liability	$(156,642)	$(97,763)

(1)Primarily relates to the Trust and 5.11, Arnold and Ergo operating segments.
For the years ending December 31, 2022 and 2021, the Company recognized approximately $255.7 million and $190.7 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
A valuation allowance relating to the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $21.1 million was provided at December 31, 2022 and a valuation allowance related to the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $9.4 million was provided at December 31, 2021. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2022, 2021 and 2020 are as follows:

	Year ended December 31,
	2022	2021	2020
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	5.3	2.7	7.6
Foreign income taxes	2.7	5.3	6.1
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	—	18.9	17.6
Impact of subsidiary employee stock options	0.8	—	1.6
Non-deductible acquisition costs	0.6	0.4	1.9
Impairment expense	1.0	—	—
Non-recognition of various carryforwards at subsidiaries	13.4	(2.3)	(4.0)
United States tax on foreign income	0.6	(1.5)	(0.8)
Dividend (net of dividend received deduction)	3.6	—	—
Utilization of tax credits	(9.2)	(4.0)	(1.1)
Effect of classification of assets held for sale	9.9	(10.7)	—
Other	2.0	2.1	0.2
Effective income tax rate	51.7%	31.9%	50.1%

(1)The effective income tax rate for each of the years 2021 and 2020 include losses at the Company’s parent, which was taxed as a partnership through August 31, 2021. Beginning September 1, 2021, the Company's parent is taxed as a corporation.

A reconciliation of the amount of unrecognized tax benefits for 2022, 2021 and 2020 are as follows (in thousands):

Balance at January 1, 2020	$993
Additions for current years’ tax positions	14
Additions for prior years’ tax positions	427
Reductions for prior years’ tax positions	(73)
Reductions for expiration of statute of limitations	$(27)
Balance at December 31, 2020	$1,334
Additions for current years’ tax positions	31
Additions for prior years’ tax positions	15
Reductions for prior years' tax positions	(63)
Reductions for expiration of statute of limitations	(63)
Balance at December 31, 2021	$1,254
Additions for current years’ tax positions	91
Additions for prior years’ tax positions	15
Reductions for prior years' tax positions	(71)
Reductions for expiration of statute of limitations	(73)
Balance at December 31, 2022	$1,216
Included in the unrecognized tax benefits at both December 31, 2022 and 2021 is $1.2 million of tax benefits that, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2022, 2021 and 2020 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2018 through 2022 tax years generally remain subject to examinations by the taxing authorities.
Note M — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(142)	$—	$—	$(142)
Contingent consideration - acquisition (2)	$(1,300)	$—	$—	$(1,300)
Total recorded at fair value	$(1,442)	$—	$—	$(1,442)
(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition.
(2)Represents potential earn-out payable as additional purchase price consideration by Velocity in connection with the acquisition of King's Camo.

	Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(151)	$—	$—	$(151)
Contingent consideration - acquisition (2)	(1,350)	—	—	(1,350)
Total recorded at fair value	$(1,501)	$—	$—	$(1,501)
(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition.
(2)Represents potential earn-out payable as additional purchase price consideration by Altor Solutions in connection with the acquisition of Polyfoam. The payment of the earn-out occurred on March 31, 2022.
A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements is as follows:

	Year ended December 31,
(in thousands)	2022	2021

Balance at January 1st	$(1,501)	$(1,785)
Termination of put option of noncontrolling shareholder- Liberty	—	314
Contingent consideration - King's Camo	(1,600)	—
Adjustment to contingent consideration - King's Camo	300	—
Payment of contingent consideration - Polyfoam	1,350	—
Increase (decrease) in the fair value of put option of noncontrolling shareholder - 5.11	9	(30)
Balance at December 31st	$(1,442)	$(1,501)
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contingent Consideration
For certain acquisition of businesses that the Company or its subsidiaries make, a portion of the acquisition price will be contingent consideration. The following is a summary of the contingent consideration arrangements entered into by the Company's subsidiaries in the prior three years and the valuation methodologies:
•Velocity entered into a contingent consideration arrangement in connection with their purchase of King's Camo in July 2022. The purchase price of King's Camo included a potential earn-out of $3.0 million if King's Camo achieved certain financial metrics. The contingent consideration was valued at $1.6 million using probability weighted models. The earnout was reduced to $1.3 million at December 31, 2022 based on the expected payout amount.
•Altor Solutions entered into a contingent consideration arrangement in connection with their purchase of Polyfoam in July 2020. The purchase price of Polyfoam included a potential earn-out of $1.4 million if Polyfoam achieved certain financial metrics. The payment of the earn-out occurred on March 31, 2022.
Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2022
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$237,750
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$855,000
2022 Term Loan
At December 31, 2022, the carrying value of the principal under the Company's outstanding 2022 Term Loan, including the current portion, was $395 million, which approximates fair value because it bears interest at a variable interest rate that reflects changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2022 Term Loan is classified as Level 2 in the fair value hierarchy.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2022. Refer to "Note H – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2021 and 2020.

					Expense
	Fair Value Measurements at December 31, 2022				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2022
Goodwill - Ergo	$40,896	—	—	$40,896	$20,552
Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2022, 2021 and 2020 and related noncontrolling interest balances as of December 31, 2022 and 2021:

	% Ownership (1) December 31, 2022		% Ownership (1) December 31, 2021		% Ownership (1) December 31, 2020
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	88.3	97.6	88.4	97.6	88.1
BOA	91.8	83.5	91.8	83.8	81.9	74.8
Ergobaby	81.6	72.8	81.7	72.7	81.4	72.6
Lugano	59.9	55.2	59.9	58.1	N/a	N/a
Marucci	91.0	82.1	91.1	82.8	92.2	83.8
PrimaLoft	90.7	83.7	N/a	N/a	N/a	N/a
Velocity	99.4	87.7	99.3	87.6	99.3	88.0
ACI	71.8	67.6	71.8	67.6	71.8	67.6
Altor	99.8	88.2	100.0	91.2	100.0	91.5
Arnold	98.0	85.5	98.0	85.5	96.7	81.1
Sterno	99.4	90.7	100.0	87.1	100.0	88.5

(1)The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2022	December 31, 2021
5.11	$17,186	$15,458
BOA	36,215	30,581
Ergobaby	16,020	29,435
Lugano	82,967	70,585
Marucci	20,045	17,175
PrimaLoft	36,263	—
Velocity	6,115	5,250
ACI	1,533	(2,614)
Altor	5,077	3,936
Arnold	1,475	1,284
Sterno	2,046	1,524
Allocation Interests	100	100
	$225,042	$172,714

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses	December 31,
	2022	2021

Accrued payroll and fringes	$37,079	$45,630
Accrued taxes	16,670	16,472
Income taxes payable	7,830	6,831
Accrued interest	21,071	13,563
Accrued rebates and discounts	8,948	10,687
Warranty payable	1,754	2,062
Accrued inventory	74,858	50,122
Other accrued expenses	23,395	33,151
Total	$191,605	$178,518

Warranty liability	Year ended December 31,
	2022	2021

Beginning balance	$2,062	$1,558
Accrual	3,301	4,257
Warranty payments	(3,609)	(3,753)
Ending balance	$1,754	$2,062
Supplemental Statement of Operations Data (in thousands):

Other income (expense), net	Year ended December 31,
	2022	2021	2020
Foreign currency gain (loss)	$(1,163)	$27	$71
Loss on sale of capital assets	(2,581)	(1,458)	(1,851)
Other income (expense)	3,030	(51)	(833)
	$(714)	$(1,482)	$(2,613)
Supplemental Cash Flow Statement Data (in thousands):

	Year ended December 31,
	2022	2021	2020

Interest paid	$82,279	$58,061	$42,836
Taxes paid	$32,670	$30,770	$12,189
Investments
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2022, 2021 and 2020.
Altor Solutions
In September 2020, Altor invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment will be accounted for as an equity

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method investment. Gains and losses from the investment were not material for the years ended December 31, 2022, 2021 and 2020.
Note P — Commitments and Contingencies
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense has not been material on a historic basis and no amount was incurred during the year ending December 31, 2022.
The maturities of lease liabilities at December 31, 2022 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2023	$40,609
2024	39,088
2025	35,757
2026	32,156
2027	26,727
Thereafter	67,060
Total undiscounted lease payments	$241,397
Less: Interest	66,660
Present value of lease liabilities	$174,737
The Company’s rent expense for the fiscal years ended December 31, 2022, 2021 and 2020 totaled $46.0 million, $37.5 million and $29.4 million, respectively.
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	6.35	6.00
Weighted-average discount rate	7.71%	7.61%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2022	December 31, 2021

Operating lease right-of-use assets	Other non-current assets	$153,689	$124,438
Current portion, operating lease liabilities	Other current liabilities	$30,015	$27,242
Operating lease liabilities	Other non-current liabilities	$144,722	$110,287
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,119	$38,787
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$58,061	$43,404
Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Note Q — Related Party Transactions
The LLC has entered into related party transactions with its Manager, CGM, including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees
Management Services Agreement
The LLC entered into a MSA with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the LLC’s adjusted net assets, as defined in the MSA. The management fee is required to be paid prior to the payment of any distributions to shareholders.
Pursuant to the MSA, CGM is entitled to enter into off-setting management service agreements with each of the operating segments. The amount of the fee is negotiated between CGM and the operating management of each segment and is based upon the value of the services to be provided. The fees paid directly to CGM by the segments offset on a dollar for dollar basis the amount due CGM by the LLC under the MSA.
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at September 30, 2022 and December 31, 2022 than would normally have been due. At March 31, 2022 and June 30, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2026 Senior Notes at March 31, 2021. Additionally, CGM entered into a waiver of the MSA at December 31, 2021 to exclude the cash balances held at the LLC from the calculation of the management fee.
In March 2020, as a proactive measure to provide the LLC with additional cash liquidity in light of the COVID-19 pandemic, the LLC elected to draw down $200 million on our 2018 Revolving Credit Facility. The LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the LLC as of March 31, 2020. In addition, due to the unprecedented uncertainty as a result of the COVID-19 pandemic, CGM agreed to waive 50% of the management fee calculated at June 30, 2020 that was paid in July 2020. Further, for the third quarter of 2020, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee attributable to the cash balances held at the LLC as of September 30, 2020.
The LLC paid CGM $0.4 million and $0.1 million, respectively, in the years ended December 31, 2021 and 2020, representing the management fee due from Arnold for the fourth quarter of 2020 and the first three quarters of 2021. At December 31, 2021, Arnold reimbursed the LLC for the management fee paid on their behalf.
For the years ended December 31, 2022, 2021 and 2020, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2022	2021	2020

5.11	$1,000	$1,000	$1,000
BOA	1,000	1,000	250
Ergobaby	500	500	500
Lugano	750	188	N/a
Marucci	500	500	347
PrimaLoft	500	N/a	N/a
Velocity	500	500	500
Advanced Circuits	500	500	500
Altor Solutions	750	750	750
Arnold	500	500	500
Sterno	500	500	500
Corporate	56,604	41,505	29,402
	$63,604	$47,443	$34,249
Approximately $15.7 million and $11.8 million of the management fees incurred were unpaid as of December 31, 2022 and 2021, respectively, and are reflected in "Due to related party" on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $34.1 million and $9.1 million in distributions related to Sale and Holding Events that occurred during 2021 and 2020, respectively. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 62.0% of the Allocation Interests at December 31, 2022 and 57.8% at December 31, 2021. Of the remaining 38.0% at December 31, 2022 and 42.2% at December 31, 2021, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by a Director on the Company’s Board of Directors, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft will pay CGM a total integration services fee of $4.8 million, payable quarterly over a twelve-month period ended June 30, 2023.
Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano will pay CGM a total integration services fee of $2.3 million, payable quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2021.
BOA, which was acquired in October 2020 and Marucci Sports, which was acquired in April 2020, each entered into an ISA with CGM. Each ISA was for the twelve month period subsequent to the acquisition and was payable quarterly. BOA paid CGM a total of $4.4 million under the ISA, beginning in the quarter ended December 31, 2020. Marucci paid CGM a total of $2.0 million in integration services fees, beginning in the quarter ended September 30, 2020.
During the years ended December 31, 2022, 2021 and 2020, CGM received $4.1 million, $4.9 million, and $2.1 million, respectively, in total integration service fees. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $6.5 million, $5.4 million, and $5.2 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2022, 2021 and 2020, 5.11 purchased approximately $2.0 million, $1.1 million, and $2.7 million, respectively, in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2022 and 2021 and for the period from October 16, 2020 (date of acquisition) through December 31, 2020, BOA purchased approximately $56.1 million, $48.3 million and $6.7 million, respectively, from this supplier.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands)	December 31, 2022 (1) (2)	September 30, 2022 (1)	June 30, 2022	March 31, 2022
Total revenues	$594,921	$597,607	$537,754	$533,762
Gross profit	234,831	239,316	221,852	211,745
Operating income	19,578	48,747	56,117	51,126
Income from continuing operations	(14,344)	1,106	31,536	23,747
Gain (loss) on sale of discontinued operations, net of tax	2,500	1,479	(579)	5,993
Net income (loss) attributable to Holdings	$(11,968)	$(1,774)	$26,367	$23,762

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.37)	$(0.23)	$0.18	$0.06
Discontinued operations	0.03	0.02	(0.01)	0.08
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.34)	$(0.21)	$0.17	$0.14
(1) The quarters ended September 30, 2022 and December 31, 2022 includes the operating results from PrimaLoft, which the Company acquired on July 12, 2022.
(2)    The Company recorded goodwill impairment of $20.6 million in the fourth quarter of 2022 related to the Ergobaby operating segment.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2021 (1)	September 30, 2021 (1)(2)	June 30, 2021	March 31, 2021
Total revenues	$559,889	$488,158	$453,990	$430,118
Gross profit	213,047	192,131	183,876	177,952
Operating income	39,597	41,859	42,676	40,603
Income (loss) from continuing operations	25,883	18,720	(16,031)	17,802
Income (loss) from discontinued operations	—	(1,309)	4,780	4,194
Gain on sale of discontinued operations, net of tax	25	72,745	—	—
Net income (loss) attributable to Holdings	$22,088	$88,100	$(14,630)	$18,994

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.08)	$(0.13)	$(0.44)	$(0.05)
Discontinued operations	—	1.10	0.06	0.06
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.08)	$0.97	$(0.38)	$0.01
(1) The quarters ended September 30, 2021 and December 31, 2021 includes the operating results from Lugano, which the Company acquired on September 3, 2021.
(2)    The Company sold its Liberty operating segment in the third quarter of 2021, recording a gain on sale of $72.7 million. All prior periods are presented as discontinued operations.
Note S - Subsequent Events
Sale of Advanced Circuits
On January 10, 2023, the Company, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Agreement”) with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser. The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the LLC received approximately $170 million of total proceeds at closing.
Share Repurchase Program
In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares. No repurchases have been made under the program as of February 28, 2023.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2022	$14,120	$3,347	$148	$4,971	$12,644
Sales allowance accounts - 2021	$18,256	$4,891	$(3,533)	$5,494	$14,120
Sales allowance accounts - 2020	$14,671	$7,016	$1,221	$4,652	$18,256

Valuation allowance for deferred tax assets - 2022	$9,413	$12,085	$—	$394	$21,104
Valuation allowance for deferred tax assets - 2021	$7,012	$2,903	$—	$502	$9,413
Valuation allowance for deferred tax assets - 2020	$8,099	$606	$60	$1,753	$7,012

(1)Represents opening allowance balances related to acquisitions made during the period indicated. In addition, during the year ended December 31, 2021, certain sales allowance accounts were reclassified to accrued expenses.

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

2.10
Agreement and Plan of Merger, dated January 10, 2023, by and among (i) APCT Inc.; (ii) Circuit Merger Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on January 11, 2023 (File No. 001-34927)).

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

3.9	Second Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).

INDEX TO EXHIBITS

Exhibit Number	Description
3.10	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
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

4.8	Description of Securities (incorporated by reference to Exhibit 4.8 of the Form 10-K filed on February 24, 2022 (File No. 001-34927)).
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

10.12
Third Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022 (File No. 001-34927).

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

INDEX TO EXHIBITS

Exhibit Number	Description
99.13
Stock Purchase Agreement, dated June 4, 2022, between VP PrimaLoft Holdings, LLC and Relentless Intermediate, Inc. (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on June 6, 2022 (File No. 001-34927)).

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