Form 10-Q
period 2023-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2023-05-03
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, there were 71,947,729 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2023

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
•the "2021 Credit Facility" refer to the second amended and restated credit agreement entered into on March 23, 2021 among the Company, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto;
•the "2021 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2021 Credit Facility that matures in 2026;
•the "2018 Credit Facility" refer to the amended and restated credit agreement entered into on April 18, 2018 among the Company, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto, which was subsequently amended and restated by the 2021 Credit Facility;
•the "LLC Agreement" refer to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021, as further amended; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, adjusted earnings, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023, as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,656	$57,880
Accounts receivable, net	326,744	331,396
Inventories	764,029	728,083
Prepaid expenses and other current assets	64,189	74,700
Current assets of discontinued operations	—	18,126
Total current assets	1,208,618	1,210,185
Property, plant and equipment, net	202,729	198,525
Goodwill	1,066,726	1,066,726
Intangible assets, net	1,102,360	1,127,936
Other non-current assets	177,492	166,412
Non-current assets of discontinued operations	—	79,847
Total assets	$3,757,925	$3,849,631
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$78,718	$90,404
Accrued expenses	201,044	196,239
Due to related parties (refer to Note P)	15,034	15,495
Current portion, long-term debt	10,000	10,000
Other current liabilities	40,075	36,545
Current liabilities of discontinued operations	—	11,148
Total current liabilities	344,871	359,831
Deferred income taxes	139,645	145,643
Long-term debt	1,675,571	1,824,468
Other non-current liabilities	153,205	141,535
Non-current liabilities of discontinued operations	—	16,192
Total liabilities	2,313,292	2,487,669
Commitments and contingencies (refer to Note O)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at March 31, 2023 and December 31, 2022
Series A preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at March 31, 2023 and December 31, 2022	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 71,993 shares issued and outstanding at March 31, 2023 and 72,203 issued and outstanding at December 31, 2022	1,206,996	1,207,044
Treasury shares, at cost	(3,954)	—
Accumulated other comprehensive loss	(414)	(1,136)
Accumulated deficit	(291,605)	(372,906)
Total stockholders’ equity attributable to Holdings	1,214,941	1,136,920
Noncontrolling interest	229,692	223,509
Noncontrolling interest of discontinued operations	—	1,533
Total stockholders’ equity	1,444,633	1,361,962
Total liabilities and stockholders’ equity	$3,757,925	$3,849,631
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Net revenues	$542,228	$510,513
Cost of revenues	304,397	309,698
Gross profit	237,831	200,815
Operating expenses:
Selling, general and administrative expense	146,165	120,672
Management fees	16,395	14,436
Amortization expense	26,374	21,105
Operating income	48,897	44,602
Other income (expense):
Interest expense, net	(26,180)	(17,419)
Amortization of debt issuance costs	(1,005)	(866)
Other income (expense), net	1,127	2,036
Income from continuing operations before income taxes	22,839	28,353
Provision for income taxes	9,836	9,976
Income from continuing operations	13,003	18,377
Income (loss) from discontinued operations, net of income taxes	(1,391)	5,370
Gain on sale of discontinued operations, net of income taxes	97,989	5,993
Net income	109,601	29,740
Less: Net income from continuing operations attributable to noncontrolling interest	4,981	4,937
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	(777)	1,041
Net income attributable to Holdings	$105,397	$23,762

Amounts attributable to Holdings
Income from continuing operations	$8,022	$13,440
Income (loss) from discontinued operations, net of income tax	(614)	4,329
Gain on sale of discontinued operations, net of income tax	97,989	5,993
Net income attributable to Holdings	$105,397	$23,762

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.06)	$0.00
Discontinued operations	1.35	0.14
Basic income per common share attributable to Holdings (refer to Note J)	$1.29	$0.14

Basic weighted average number of shares of common shares outstanding	72,178	69,375

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.25

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022

Net income	$109,601	$29,740
Other comprehensive income
Foreign currency translation adjustments	1,246	25
Pension benefit liability, net	(524)	775
Other comprehensive income	722	800
Total comprehensive income, net of tax	$110,323	$30,540
Less: Net income attributable to noncontrolling interests	4,204	5,978
Less: Other comprehensive income attributable to noncontrolling interests	20	5
Total comprehensive income attributable to Holdings, net of tax	$106,099	$24,557

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2022	$96,417	$96,504	$110,997	$1,123,193	$—	$(314,267)	$(1,028)	$1,111,816	$175,328	$(2,614)	$1,284,530
Net income	—	—	—	—	—	23,762	—	23,762	4,937	1,041	29,740
Total comprehensive income, net	—	—	—	—	—	—	800	800	—	—	800
Issuance of Trust common shares	—	—	—	20,161	—	—	—	20,161	—	—	20,161
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	2,681	124	2,805
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	390	—	390
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(309)	—	(309)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Distributions paid - Trust Common Shares	—	—	—	—	—	(17,352)	—	(17,352)	—	—	(17,352)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — March 31, 2022	$96,417	$96,504	$110,997	$1,143,354	$—	$(313,902)	$(228)	$1,133,142	$171,735	$(1,449)	$1,303,428

Balance — January 1, 2023	$96,417	$96,504	$110,997	$1,207,044	$—	$(372,906)	$(1,136)	$1,136,920	$223,509	$1,533	$1,361,962
Net income (loss)	—	—	—	—	—	105,397	—	105,397	4,981	(777)	109,601
Total comprehensive income, net	—	—	—	—	—	—	722	722	—	—	722
Issuance of Trust common shares	—	—	—	(48)	—	—	—	(48)	—	—	(48)
Purchase of Trust common shares for treasury	—	—	—	—	(3,954)	—	—	(3,954)	—	—	(3,954)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	2,045	973	3,018
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	5	—	5
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(848)	—	(848)
Disposition of ACI	—	—	—	—		—	—	—	—	(1,729)	(1,729)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,051)	—	(18,051)	—	—	(18,051)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — March 31, 2023	$96,417	$96,504	$110,997	$1,206,996	$(3,954)	$(291,605)	$(414)	$1,214,941	$229,692	$—	$1,444,633
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$109,601	$29,740
Income (loss) from discontinued operations	(1,391)	5,370
Gain on sale of discontinued operations	97,989	5,993
Income from continuing operations	13,003	18,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	11,809	9,927
Amortization expense - intangibles	26,374	21,105
Amortization expense - inventory step-up	1,134	2,261
Amortization of debt issuance costs	1,005	866
Noncontrolling stockholder stock based compensation	2,045	2,681
Provision for receivable and inventory reserves	(1,483)	(1,572)
Deferred taxes	(5,900)	692
Other	389	147
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,927	1,830
Inventories	(35,910)	(56,153)
Other current and non-current assets	2,732	(4,798)
Accounts payable and accrued expenses	(3,294)	(36,596)
Cash provided by (used in) operating activities - continuing operations	16,831	(41,233)
Cash provided by (used in) operating activities - discontinued operations	(1,286)	7,704
Cash provided by (used in) provided by operating activities	15,545	(33,529)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(104)	(3,636)
Purchases of property and equipment	(16,080)	(10,391)
Proceeds from sale of businesses	103,042	5,993
Other investing activities	(303)	(205)
Cash provided by (used in) investing activities - continuing operations	86,555	(8,239)
Cash provided by (used in) investing activities - discontinued operations	68,169	(53)
Cash provided by (used in) investing activities	154,724	(8,292)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from financing activities:
Proceeds from issuance of Trust common shares, net	(48)	20,161
Purchase of treasury shares, net	(3,954)	—
Borrowings under credit facility	76,000	—
Repayments under credit facility	(223,000)	—
Principal payments - term loan	(2,500)	—
Distributions paid - common shares	(18,051)	(17,352)
Distributions paid - preferred shares	(6,045)	(6,045)
Distributions paid to noncontrolling shareholders	—	(11,292)
Net proceeds provided by noncontrolling shareholders	5	390
Purchase of noncontrolling interest	(848)	(309)
Other	(5)	(5)
Net cash used in financing activities	(178,446)	(14,452)
Foreign currency impact on cash	562	(259)
Net decrease in cash and cash equivalents	(7,615)	(56,532)
Cash and cash equivalents — beginning of period (1)	61,271	160,733
Cash and cash equivalents — end of period (2)	$53,656	$104,201
(1) Includes cash from discontinued operations of $3.4 million at January 1, 2023 and $3.6 million at January 1, 2022..
(2) Includes cash from discontinued operations of $6.9 million at March 31, 2022.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2023

Note A - Presentation and Principles of Consolidation
Compass Diversified Holdings, a Delaware statutory trust (the "Trust") and Compass Group Diversified Holdings LLC, a Delaware limited liability company (the "LLC"), were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings, LLC are referred to as the "Company". In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as amended and restated, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as amended and restated, the "LLC Agreement")) of the LLC and, pursuant to the LLC Agreement, the LLC has, outstanding, the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

The LLC is a controlling owner of ten businesses, or operating segments, at March 31, 2023. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Wheelhouse Holdings, Inc. ("Marucci Sports" or "Marucci"), Relentless Intermediate, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and Sterno Products, LLC ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement ( the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2023 and March 31, 2022 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Consolidation
The condensed consolidated financial statements include the accounts of the Trust and the Company, as well as the businesses acquired as of their respective acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation. Discontinued operating entities are reflected as discontinued operations in the Company's results of operations and statements of financial position.
Discontinued Operations
During the first quarter of 2023, the Company completed the sale of Compass AC Holdings, Inc. (“Advanced Circuits or ACI”). The results of operations of ACI are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarters produce the highest net sales during our fiscal year, however, due to various acquisitions since 2020, there is generally less seasonality in our net sales on a consolidated basis than there has been historically.
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
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed indirect acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("PrimaLoft Seller"). The Company acquired PrimaLoft for a total purchase price, including proceeds from noncontrolling shareholders, of approximately $541.1 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its 2022 Revolving Credit Facility and the proceeds from its $400 million 2022 Term Loan Facility. PrimaLoft management invested in the transaction along with the Company, representing 9.2% of the initial equity interest in PrimaLoft. Concurrent with the closing, the Company provided a credit facility to PrimaLoft pursuant to which a secured revolving loan commitment and secured term loan were made available to PrimaLoft (the "PrimaLoft Credit Agreement"). The initial revolving loan and term loan commitments under these facilities on the closing date were $178 million. CGM will receive integration service fees of $4.8 million payable quarterly over a twelve month period as services are rendered which payments began in the quarter ended September 30, 2022. The Company incurred $5.7 million of transaction costs in conjunction with the PrimaLoft acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2022.
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
The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued at fair value which approximates book value and will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $291.1 million reflects the strategic fit of PrimaLoft in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The PrimaLoft purchase price allocation was finalized in the first quarter of 2023.

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
Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2022 gives effect to the acquisition of PrimaLoft, as described above, as if this transaction had been completed as of January 1, 2022. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Three months ended
(in thousands, except per share data)	March 31, 2022
Net sales	$536,261
Gross profit	$216,311
Operating income	$48,857
Net income from continuing operations	$16,118
Net income from continuing operations attributable to Holdings	$10,966
Basic and fully diluted net loss per share attributable to Holdings	$(0.03)
Other acquisitions
Velocity
Kings Camo - On July 8, 2022, Velocity acquired the assets of King's Camo LC, a manufacturer of outdoor performance apparel and gear, for a purchase price of approximately $25.2 million and included a potential earnout of $3.0 million. The acquisition and related transaction costs were funded through an additional term loan of $25.7 million under the Velocity intercompany credit agreement. Velocity paid approximately $0.2 million in transaction fees. Velocity recorded a purchase price allocation, including goodwill of approximately $9.7 million, which is expected to be deductible for income tax purposes, and intangible assets of $7.1 million. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2022.
Note C — Discontinued Operations
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc., a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits,

pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, CODI received approximately $170.9 million of total proceeds at closing, of which $66.9 million related to the repayment of intercompany loans with the Company. The Company recorded a gain on the sale of ACI of $98.0 million, net of an income tax provision of $6.8 million, in the first quarter of 2023.
Summarized results of operations of ACI for the three months ended March 31, 2023 and 2022 through the date of disposition are as follows (in thousands):

	For the period January 1, 2023 through disposition	Three months ended March 31, 2022
Net sales	$8,829	$23,249
Gross profit	$3,663	$10,930
Operating income	$1,058	$6,524
Income (loss) from continuing operations before income taxes (1)	$(2,464)	$6,477
Provision (benefit) for income taxes	$(1,073)	$1,107
Income (loss) from discontinued operations (1)	$(1,391)	$5,370
(1) The results of operations for the period from January 1, 2023 through disposition and the three months ended March 31, 2022, each exclude $1.4 million and $1.7 million, respectively, of intercompany interest expense.
The following table presents summary balance sheet information of ACI that is presented as discontinued operations as of December 31, 2022 (in thousands):

December 31, 2022
Assets
Cash and cash equivalents	$3,391
Accounts receivable, net	10,044
Inventories, net	4,345
Prepaid expenses and other current assets	346
Current assets of discontinued operations	$18,126
Property, plant and equipment, net	6,949
Goodwill	66,678
Other non-current assets	6,220
Non-current assets of discontinued operations	$79,847

Liabilities
Accounts payable	$3,810
Accrued expenses	5,570
Due to related party	250
Other current liabilities	1,518
Current liabilities of discontinued operations	$11,148
Deferred income taxes	10,999
Other non-current liabilities	5,193
Non-current liabilities of discontinued operations	$16,192
Noncontrolling interest of discontinued operations	$1,533

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
The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2023 and 2022 (in thousands):

Three months ended March 31, 2023
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$98,527	$3,359	$6,607	$4,183	$11,776	$124,452
BOA	11,299	124	14,652	11,696	215	37,986
Ergobaby	8,829	3	6,865	4,534	2,187	22,418
Lugano	63,887	—	—	—	—	63,887
Marucci	55,578	1,061	196	1,431	29	58,295
PrimaLoft	166	47	720	23,419	177	24,529
Velocity Outdoor	29,892	1,936	1,340	129	743	34,040
Altor	53,462	—	—	—	8,050	61,512
Arnold	26,649	163	10,983	1,411	884	40,090
Sterno	71,588	2,184	1,247	—	—	75,019
	$419,877	$8,877	$42,610	$46,803	$24,061	$542,228

Three months ended March 31, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$80,803	$2,388	$7,545	$3,964	$9,323	$104,023
BOA	20,202	540	17,100	18,904	64	56,810
Ergobaby	8,173	793	7,590	3,470	184	20,210
Lugano	47,019	—	—	—	—	47,019
Marucci	51,082	552	6	419	33	52,092
Velocity Outdoor	43,813	3,561	2,426	354	1,292	51,446
Altor	57,781	—	—	—	6,047	63,828
Arnold	26,173	193	9,509	1,782	508	38,165
Sterno	74,698	1,799	302	102	19	76,920
	$409,744	$9,826	$44,478	$28,995	$17,470	$510,513
Note E — Operating Segment Data
At March 31, 2023, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

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

•Arnold is a global solutions provider and manufacturer of engineered solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/transportation, oil and gas, medical, energy, reprographics and advertising specialties. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers and leading systems-integrators worldwide with a focus on North America, Europe, and Asia. Arnold has built a preferred rare earth supply chain and has leading rare earth and other permanent magnet production capabilities. Arnold is headquartered in Rochester, New York.
•Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems through Rimports. Sterno is headquartered in Corona, California.
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
Summary of Operating Segments

Net Revenues	Three months ended March 31,
(in thousands)	2023	2022

5.11	$124,452	$104,023
BOA	37,986	56,810
Ergobaby	22,418	20,210
Lugano	63,887	47,019
Marucci	58,295	52,092
PrimaLoft	24,529	—
Velocity Outdoor	34,040	51,446
Altor Solutions	61,512	63,828
Arnold	40,090	38,165
Sterno	75,019	76,920
Total segment revenue	542,228	510,513
Corporate	—	—
Total consolidated revenues	$542,228	$510,513

Segment Profit (Loss)	Three months ended March 31,
(in thousands)	2023	2022

5.11	$7,670	$5,905
BOA	7,951	18,811
Ergobaby	388	(276)
Lugano	19,776	13,606
Marucci	14,340	7,885
PrimaLoft	5,021	—
Velocity Outdoor	(3,276)	3,067
Altor Solutions	6,934	5,834
Arnold	5,038	3,288
Sterno	4,493	3,034
Total segment operating income	68,335	61,154
Corporate	(19,438)	(16,552)
Total consolidated operating income	48,897	44,602
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(26,180)	(17,419)
Amortization of debt issuance costs	(1,005)	(866)
Other income (expense), net	1,127	2,036
Total consolidated income from continuing operations before income taxes	$22,839	$28,353

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2023	2022

5.11	$6,377	$5,412
BOA	5,636	5,254
Ergobaby	2,014	1,995
Lugano	2,718	2,169
Marucci	3,014	4,152
PrimaLoft	5,278	—
Velocity Outdoor	3,284	3,195
Altor Solutions	4,104	3,928
Arnold	1,978	2,185
Sterno	4,914	5,003
Total	39,317	33,293
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,005	866
Consolidated total	$40,322	$34,159

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2023	2022	2023 (1)	2022 (1)
5.11	$51,552	$53,589	$468,015	$450,537
BOA	2,069	1,630	236,956	240,359
Ergobaby	14,206	11,213	81,975	84,657
Lugano	92,474	85,911	370,884	327,795
Marucci	35,881	35,185	171,659	181,528
PrimaLoft	2,677	2,486	303,708	310,914
Velocity Outdoor	24,617	33,159	223,365	224,356
Altor Solutions	44,022	42,368	194,606	198,943
Arnold	23,983	23,666	107,993	105,196
Sterno	46,564	54,400	196,897	210,780
Sales allowance accounts	(11,301)	(12,211)	—	—
Total	326,744	331,396	2,356,058	2,335,065
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	8,397	18,471
Total	$326,744	$331,396	$2,364,455	$2,451,509

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".
Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Machinery and equipment	$230,445	$225,027
Furniture, fixtures and other	67,288	66,445
Leasehold improvements	80,430	75,318
Buildings and land	13,540	13,386
Construction in process	21,749	18,091
	413,452	398,267
Less: accumulated depreciation	(210,723)	(199,742)
Total	$202,729	$198,525
Depreciation expense was $11.8 million and $9.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Inventory
Inventory is comprised of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$99,944	$104,735
Work-in-process	29,645	30,158
Finished goods	660,523	621,854
Less: obsolescence reserve	(26,083)	(28,664)
Total	$764,029	$728,083
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
2023 Annual Impairment Testing
The Company determined that the Velocity reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested only on a qualitative basis for the 2023 annual impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.
The quantitative test of Velocity was performed using an income approach to determine the fair value of the reporting unit. The discount rate used in the income approach was 15% and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by 21%.
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
The following is a summary of the net carrying amount of goodwill at March 31, 2023 and December 31, 2022, is as follows (in thousands):

	Three months ended March 31, 2023	Year ended December 31, 2022
Goodwill - gross carrying amount	$1,145,023	$1,145,023
Accumulated impairment losses (1)	(78,297)	(78,297)
Goodwill - net carrying amount	$1,066,726	$1,066,726
(1) Includes goodwill impairment expense of $20.6 million recorded at Ergobaby, $32.9 million at Velocity and $24.9 million at Arnold.
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2023 by operating segment (in thousands):

	Balance at January 1, 2023	Acquisitions/Measurement Period Adjustments	Balance at March 31, 2023
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	40,896	—	40,896
Lugano	86,337	—	86,337
Marucci	75,719	—	75,719
PrimaLoft	291,150	—	291,150
Velocity Outdoor	39,773	—	39,773
Altor	91,129	—	91,129
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Total	$1,066,726	$—	$1,066,726
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each indefinite lived intangible asset in connection with the annual impairment testing for 2023 and 2022. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting units that maintain indefinite lived intangible assets exceeded the carrying value.

Other intangible assets are comprised of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$785,303	$(254,279)	$531,024	$785,303	$(239,752)	$545,551
Technology and patents	212,385	(56,862)	155,523	211,648	(52,811)	158,837
Trade names, subject to amortization	483,197	(126,259)	356,938	483,179	(118,684)	364,495
Non-compete agreements	4,637	(3,889)	748	4,637	(3,824)	813
Other contractual intangible assets	1,960	(1,298)	662	1,960	(1,185)	775
Total	1,487,482	(442,587)	1,044,895	1,486,727	(416,256)	1,070,471
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,544,947	$(442,587)	$1,102,360	$1,544,192	$(416,256)	$1,127,936
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $26.4 million and $21.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2023 and the next four years, is as follows (in thousands):

2023	2024	2025	2026	2027

$78,564	$103,128	$97,803	$91,447	$80,713
Note H — Warranties
The Company’s Ergobaby, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows (in thousands):

Warranty liability	Three months ended March 31, 2023	Year ended December 31, 2022

Beginning balance	$1,754	$2,062
Provision for warranties issued during the period	618	3,301
Fulfillment of warranty obligations	(922)	(3,609)
Ending balance	$1,450	$1,754
Note I — Debt
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
Under the 2022 Revolving Credit Facility, an aggregate amount of up to $100 million in letters of credit may be issued, as well as swing line loans of up to $25 million outstanding at one time. The issuance of such letters of credit and the making of any swing line loan would reduce the amount available under the 2022 Revolving Credit Facility.
Net availability under the 2022 Revolving Credit Facility was approximately $589.8 million at March 31, 2023. Letters of credit outstanding at March 31, 2023 totaled approximately $2.2 million. At March 31, 2023, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
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
The following table provides the Company’s outstanding long-term debt and effective interest rates at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	6.97%	392,500	5.20%	395,000
2022 Revolving Credit Facility	6.89%	8,000	5.98%	155,000
Less: Unamortized debt issuance costs		(14,929)		(15,532)
Total debt		$1,685,571		$1,834,468
Less: Current Portion, term loan facilities		(10,000)		(10,000)
Long-term debt		$1,675,571		$1,824,468
Annual maturities of the Company's debt obligations are as follows (in thousands):

2023	$10,000
2024	10,000
2025	15,000
2026	25,000
2027	340,500
2028 and thereafter	1,300,000
$1,700,500
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2023
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	300,000	243,000
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	875,000

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
Since the Company can borrow, repay and reborrow principal under the 2022 Revolving Credit Facility, the debt issuance costs associated with the 2022 Revolving Credit Facility have been classified as other non-current assets in the accompanying condensed consolidated balance sheet. The debt issuance costs associated with the 2022 Term Loan and Senior Notes are classified as a reduction of long-term debt in the accompanying condensed consolidated balance sheets.

The following table summarizes debt issuance costs at March 31, 2023 and December 31, 2022, and the balance sheet classification in each of the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(10,765)	(9,760)
Deferred debt issuance costs, net	$21,761	$22,766

Balance sheet classification:
Other noncurrent assets	$6,832	$7,234
Long-term debt	14,929	15,532
	$21,761	$22,766

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
The Company repurchased 210,000 shares for $4.0 million during the three months ended March 31, 2023. As of March 31, 2023, $46.0 million remained available to purchase under the share repurchase program.
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
During the three months ended March 31, 2023, there were no sales of Trust common shares under the Sales Agreement as the at-the-market program is not active when the share repurchase program is active.
During the three months ended March 31, 2022, the Company sold 712,433 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $20.2 million from these sales, and incurred approximately $0.4 million in commissions payable to the Sales Agents.
The Company incurred approximately $0.1 million in total costs related to the ATM program during both the three months ended March 31, 2023 and 2022.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust interests.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at March 31, 2023, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable three-month LIBOR (or at a successor rate) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At March 31, 2023, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.

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
Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests ("Holders"), through Sostratus LLC, are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses ("Sale Event") or, at the option of the Holders, at each five-year anniversary date of the acquisition of one of the Company’s businesses ("Holding Event"). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
Sale Event
The sale of Advanced Circuits in February 2023 represented a Sale Event and the Company's board of director's approved a distribution of $24.4 million in April 2023, subsequent to the end of the first quarter. In addition, the Company's board of directors approved a distribution of $2.1 million related to various sale proceeds received related to previous Sale Events. These distributions were paid to the Holders of the Allocation Interests in April 2023.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net income (loss) attributable to the common shares of Holdings (in thousands):

	Three months ended March 31,
	2023	2022
Net income from continuing operations attributable to Holdings	$8,022	$13,440
Less: Distributions paid - Preferred Shares	6,045	6,045
Less: Accrued distributions - Preferred Shares	2,869	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$(892)	$4,526
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Net income (loss) from continuing operations attributable to common shares of Holdings	$(892)	$4,526
Less: Effect of contribution based profit - Holding Event	3,593	4,254
Net income (loss) from continuing operations attributable to common shares of Holdings	$(4,485)	$272

Income from discontinued operations attributable to Holdings	$97,375	$10,322
Less: Effect of contribution based profit - Holding Event	—	630
Income from discontinued operations attributable to common shares of Holdings	$97,375	$9,692

Basic and diluted weighted average common shares outstanding	72,178	69,375

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.06)	$—
Discontinued operations	1.35	0.14
	$1.29	$0.14
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2023 - March 31, 2023 (1)	$0.25	$17,987	April 20, 2023	April 27, 2023
October 1, 2022 - December 31, 2022	$0.25	$18,051	January 19, 2023	January 26, 2023
July 1, 2022 - September 30, 2022	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022

Series A Preferred Shares:
January 30, 2023 - April 29, 2023 (1)	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022

Series B Preferred Shares:
January 30, 2023 - April 29, 2023 (1)	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$1,969	October 15, 2022	October 30, 2022

April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022

Series C Preferred Shares:
January 30, 2023 - April 29, 2023 (1)	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
(1) This distribution was     declared on April 3, 2023.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2023 and December 31, 2022:

	% Ownership (1) March 31, 2023		% Ownership (1) December 31, 2022
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	88.3	97.7	88.3
BOA	91.8	83.3	91.8	83.5
Ergobaby	81.6	72.8	81.6	72.8
Lugano	59.9	54.9	59.9	55.2
Marucci	91.0	81.8	91.0	82.1
PrimaLoft	90.7	83.7	90.7	83.7
Velocity Outdoor	99.4	87.7	99.4	87.7
Altor	99.8	88.0	99.8	88.2
Arnold	98.0	85.5	98.0	85.5
Sterno	99.4	90.7	99.4	90.7
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2023	December 31, 2022
5.11	$17,488	$17,186
BOA	37,325	36,215
Ergobaby	16,105	16,020
Lugano	87,360	82,967
Marucci	21,259	20,045
PrimaLoft	35,441	36,263
Velocity Outdoor	6,310	6,115
Altor	5,398	5,077
Arnold	1,529	1,475
Sterno	1,377	2,046
Allocation Interests	100	100
	$229,692	$223,509

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration - acquisition (1)	(1,300)	—	—	(1,300)
Total recorded at fair value	$(1,300)	$—	$—	$(1,300)

(1)     Represents potential earn-out payable as additional purchase price consideration by Velocity in connection with the acquisition of King's Camo.

	Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(142)	$—	$—	$(142)
Contingent consideration - acquisition (2)	(1,300)	—	—	(1,300)
Total recorded at fair value	$(1,442)	$—	$—	$(1,442)

(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition. The put option was terminated during the period ended March 31, 2023.
(2)Represents potential earn-out payable as additional purchase price consideration by Velocity in connection with the acquisition of King's Camo.

Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2022 through March 31, 2023 are as follows (in thousands):

Level 3
Balance at January 1, 2022	$(1,501)
Contingent consideration - King's Camo	(1,600)
Adjustment to contingent consideration - King's Camo	300
Payment of contingent consideration - Polyfoam	1,350
Increase in the fair value of put option of noncontrolling shareholder - 5.11	9
Balance at December 31, 2022	$(1,442)
Termination of put option of noncontrolling shareholder - 5.11	142
Balance at March 31, 2023	$(1,300)
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2022. Refer to "Note G - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets or liabilities measured on a non-recurring basis during the three months ended March 31, 2023.

					Expense
	Fair Value Measurements at December 31, 2022				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2022
Goodwill - Ergo	$40,896	—	—	$40,896	$20,552
Note M — Income taxes
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	1.5	3.9
Foreign income taxes	7.5	3.2
Impact of subsidiary employee stock options	(0.9)	1.6
Utilization of tax credits	(1.5)	(4.3)
Non-recognition of various carryforwards at subsidiaries	11.4	(0.4)
United States tax on foreign income	2.8	(0.9)
Effect of classification of assets held for sale	—	10.5
Other	1.3	0.6
Effective income tax rate	43.1%	35.2%
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $1.8 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2023. Net periodic benefit cost consists of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Service cost	$90	$110
Interest cost	60	11
Expected return on plan assets	(54)	(19)
Amortization of unrecognized loss	(9)	(7)
Effect of curtailment	(13)	(3)
Net periodic benefit cost	$74	$92
During the three months ended March 31, 2023, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2023, the expected contribution to the plan will be approximately $0.3 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2023 were considered Level 3.
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
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three months ended March 31, 2023 and 2022. The Company recognized $12.3 million and $10.4 million in the three months ended March 31, 2023 and March 31, 2022, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at March 31, 2023 are as follows (in thousands):

2023 (excluding three months ended March 31, 2023)	$29,731
2024	39,311
2025	35,924
2026	32,550
2027	28,140
Thereafter	68,197
Total undiscounted lease payments	$233,853
Less: Interest	53,300
Present value of lease liabilities	$180,553
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (years)	6.35	5.77
Weighted-average discount rate	7.80%	7.39%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2023	December 31, 2022

Operating lease right-of-use assets	Other non-current assets	$159,479	$147,518
Current portion, operating lease liabilities	Other current liabilities	$29,844	$28,497
Operating lease liabilities	Other non-current liabilities	$150,709	$139,529
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,535	$10,409
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,882	$7,903

Note P — Related Party Transactions
Management Services Agreement
The LLC entered into the Management Services Agreement ("MSA") with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the LLC's adjusted net assets, as defined in the MSA.
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at March 31, 2023 than would normally have been due. At March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
Integration Services Agreements
PrimaLoft, which was acquired in July 2022, entered into an Integration Services Agreement ("ISA") with CGM whereby PrimaLoft will pay CGM an integration services fee of $4.8 million quarterly over a twelve-month period ended June 30, 2023.
Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano paid CGM an integration services fee of $2.3 million quarterly over a twelve month period as services were rendered, beginning in the quarter ended December 31, 2021.
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
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.6 million and $0.3 million during the three months ended March 31, 2023 and March 31, 2022, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $9.7 million and $15.2 million from this supplier during the three months ended March 31, 2023 and March 31, 2022, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of ten businesses, or operating segments, at March 31, 2023. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), PrimaLoft Technologies Holdings, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at March 31, 2023 as follows:

		Ownership Interest - March 31, 2023
Business	Acquisition Date	Primary	Diluted
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.5%
Sterno	October 10, 2014	99.4%	90.7%
5.11	August 31, 2016	97.7%	88.3%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	99.8%	88.0%
Marucci Sports	April 20, 2020	91.0%	81.8%
BOA	October 16, 2020	91.8%	83.3%
Lugano	September 3, 2021	59.9%	54.9%
PrimaLoft	July 12, 2022	90.7%	83.7%
We categorize our subsidiary businesses into two separate groups of businesses: (i) branded consumer businesses, and (ii) niche industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Niche industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our niche industrial businesses are leaders in their specific market sector. We recently announced the launch of our healthcare effort as our third grouping of companies. We believe healthcare has multiple attractive, high-growth segments with strong industry tailwinds, is an acyclical vertical that we expect will bring diversification and stability to the current group of companies, and has strong alignment with the Company’s existing subsidiary priorities.

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
BOA - BOA creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and medical bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
Ergobaby - Headquartered in Torrance, California, Ergobaby is dedicated to building a global community of confident parents with smart, ergonomic solutions that enable and encourage bonding between parents and babies. Ergobaby offers a broad range of award-winning baby carriers, strollers, bouncers, swaddlers, nursing pillows, and related products that fit into families’ daily lives seamlessly, comfortably and safely.
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
Marucci Sports - Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops corporate-owned and franchised sports training facilities. Marucci is headquartered in Baton Rouge, Louisiana.
PrimaLoft - PrimaLoft is a leading provider of branded, high-performance synthetic insulation and materials used primarily in consumer outerwear, and accessories. The portfolio of PrimaLoft synthetic insulations offers products that can both mimic natural down aesthetics and provide the freedom to design garments ranging from stylish puffers to lightweight performance apparel. PrimaLoft insulations also offer superior economics to the brand partner and enable better sustainability characteristics through the use of recycled, low-carbon inputs. PrimaLoft is headquartered in Latham, New York.
Velocity Outdoor - A leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories, offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns. Velocity Outdoor is headquartered in Bloomfield, New York.
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
While our subsidiary businesses have different growth opportunities and potential rates of growth, we actively manage each of our subsidiary businesses to increase the value of, and cash generated by, each business through various initiatives, including making selective capital investments to expand geographic reach, increase capacity or reduce manufacturing costs of our subsidiary businesses; improving and expanding existing sales and marketing programs; and assisting in the acquisition and integration of complementary businesses.
Significant Trends Impacting Our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment continues to remain dynamic as global macroeconomic trends, including inflationary pressures and rising interest rates, are weakening consumer sentiment and negatively impacting consumer spending behavior. We expect changing market conditions and continued inflationary pressures to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers. With price pressures unlikely to abate and expected changes in monetary policies, we expect consumer spending to be negatively impacted during 2023. We continue to experience modest inflationary cost increases in our materials, labor and transportation costs, although transportation costs have normalized after reaching a peak in the first half of 2022. We took numerous actions during 2022 to build capacity as well as increase our supply chain related resources, including increasing inventory levels and investing in automated systems to increase production efficiency. We are experiencing continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
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

Recent Events
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, CODI received approximately $170.9 million of total proceeds at closing of which $66.9 million related to the repayment of intercompany loans with the Company. We recorded a gain on sale of $98.0 million, net of an income tax provision of $6.8 million related to the sale of Advanced Circuits.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2023 and March 31, 2022, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our subsidiary businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three months ended March 31, 2023 and 2022, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP), and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2023 and 2022, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of PrimaLoft in July 2022, the pro forma results of operations for the PrimaLoft business segment has been prepared as if we purchased this business on January 1, 2022. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Net revenues	$542,228	$510,513
Cost of revenues	304,397	309,698
Gross profit	237,831	200,815
Selling, general and administrative expense	146,165	120,672
Fees to manager	16,395	14,436
Amortization of intangibles	26,374	21,105
Operating income	48,897	44,602
Interest expense	(26,180)	(17,419)
Amortization of debt issuance costs	(1,005)	(866)
Other income (expense)	1,127	2,036
Income from continuing operations before income taxes	22,839	28,353
Provision for income taxes	9,836	9,976
Net income from continuing operations	$13,003	$18,377

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net revenues
Consolidated net revenues for the three months ended March 31, 2023 increased by approximately $31.7 million, or 6.2%, compared to the corresponding period in 2022. Our PrimaLoft business, which we acquired in July 2022, contributed $24.5 million to the increase. During the three months ended March 31, 2023 compared to 2022, we also saw significant increases in net sales at 5.11 ($20.4 million increase), Marucci ($6.2 million increase), Lugano ($16.9 million increase), Ergobaby ($2.2 million increase) and Arnold ($1.9 million increase), partially offset by a decrease in net revenue at BOA ($18.8 million decrease), Velocity Outdoor ($17.4 million decrease), Altor Solutions ($2.3 million decrease) and Sterno ($1.9 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. We make loans from the Company to our subsidiary businesses and also hold equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and additional principal payments on those loans. However, on a consolidated basis, these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $5.3 million during the three months ended March 31, 2023 compared to the corresponding period in 2022. We saw notable decreases in cost of revenues at BOA ($5.9 million decrease), Velocity ($12.0 million decrease), Altor ($4.9 million decrease), and Sterno ($4.0 million decrease) that corresponded to the decrease in revenue noted above. Our Marucci business also saw a decrease on cost of sales of $3.2 million, despite an increase in revenue in the current quarter versus the comparable quarter in 2022. In the first quarter of 2022, Marucci had increased air freight costs as they worked to offset supply chain shortages. These decreases were offset by increases in cost of revenue at several of our businesses. Our PrimaLoft business contributed $8.9 million in cost of revenues for the quarter ended March 31, 2022. We also saw increases in cost of revenues at 5.11 ($9.7 million increase), and Lugano ($6.0 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 43.9% in the three months ended March 31, 2023 compared to 39.3% in the three months ended March 31, 2022. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 is primarily attributable to the implementation of price increases at most of our subsidiary businesses in response to rising costs. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $25.5 million during the three months ended March 31, 2023, compared to the corresponding period in 2022. A portion of the increase in selling general and administrative expense in the first quarter of 2023 is due to our PrimaLoft acquisition in July 2022 ($5.1 million of the increase, of which $1.2 million was attributable to integration services fees). We also saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, particularly 5.11 ($9.0 million of the increase), Lugano ($4.6 million of the increase) and Marucci ($2.8 million). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $4.8 million in the first quarter quarter of 2023 and $3.6 million in the first quarter of 2022, an increase of $1.2 million due to the timing of investor relation events and an increase in professional fees.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2023, we incurred approximately $16.4 million in management fees as compared to $14.4 million in fees in the three months ended March 31, 2022. The increase in Management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first quarter of 2023 than would have normally been due.
Amortization expense
Amortization expense for the three months ended March 31, 2023 increased $5.3 million as compared to the three months ended March 31, 2022 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022.
Interest expense
We recorded interest expense totaling $26.2 million for the three months ended March 31, 2023 compared to $17.4 million for the comparable period in 2022, an increase of $8.8 million. The increase in interest expense in the current quarter reflects higher amounts outstanding on our revolving credit facility in the current year, the interest expense associated with our 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft, and the higher interest rate environment in the current quarter versus the comparable quarter in the prior year.
Other income (expense)
For the quarter ended March 31, 2023, we recorded $1.1 million in other income as compared to $2.0 million in other income in the quarter ended March 31, 2022, a decrease in other income of $0.9 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $9.8 million during the three months ended March 31, 2023 compared to an income tax provision of $10.0 million during the same period in 2022, a decrease of $0.1 million. Our income before income taxes for the quarter ended March 31, 2023 decreased by approximately $5.5 million as compared to the prior year quarter. During the first quarter of 2023, we had an effective income tax rate of 43.1% as compared to an effective income tax rate of 35.2% for the first quarter of 2022. During the first quarter of 2023, the effective income tax rate differed from the U.S. statutory rate of 21.0% primarily due to foreign income taxes and limitations on the use of net operating loss carryforwards at our businesses, while in the first quarter of 2022, the difference was primarily attributable to the classification of our Advanced Circuits business as held-for-sale.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$124,452	100.0%	$104,023	100.0%
Gross profit	$64,943	52.2%	$54,180	52.1%
SG&A	$54,831	44.1%	$45,833	44.1%
Segment operating income	$7,670	6.2%	$5,905	5.7%
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were $124.5 million as compared to net sales of $104.0 million for the three months ended March 31, 2022, an increase of $20.4 million, or 19.6%. This increase is due to domestic wholesale growth of $9.1 million and international sales growth of $4.9 million resulting from strong demand and inventory availability improvement as compared to the prior year. Net sales were also positively impacted by a $9.0 million increase in direct-to-consumer sales largely due to sales from thirty new retail store openings since March 2022 (bringing the total store count to 118 as of March 31, 2023), as well as strong demand in digital sales. These increases in sales were partially offset by a decrease of $2.0 million in direct to agency sales resulting from the fulfillment of a large contract in the prior year.
Gross profit
Gross profit as a percentage of net sales was 52.2% in the three months ended March 31, 2023 as compared to 52.1% for the three months ended March 31, 2022. Gross profit percentage for the three months ended March 31, 2023, was favorably impacted by price increases, as well as customer mix and product mix, which was largely offset by increased product costs, and lower margin on direct to agency sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 was $54.8 million, or 44.1% of net sales compared to $45.8 million, or 44.1% of net sales for the comparable period in 2022. The increase in selling, general and administrative expense for the three months ended March 31, 2023 as compared to the prior year comparable period was largely driven by the costs associated with additional retail stores, as well as increased sales and marketing spend, increased usage of temporary labor, and bonus related expenses.
Segment operating income
Segment operating income for the three months ended March 31, 2023 was $7.7 million, an increase of $1.8 million when compared to segment operating income of $5.9 million for the same period in 2022, based on the factors described above.
BOA

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$37,986	100.0%	$56,810	100.0%
Gross profit	$22,791	60.0%	$35,692	62.8%
SG&A	$10,660	28.1%	$12,713	22.4%
Segment operating income	$7,951	20.9%	$18,811	33.1%

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were $38.0 million as compared to net sales of $56.8 million for the three months ended March 31, 2022, a decrease of $18.8 million, or 33.1%. The main factor of the decrease in sales was higher than anticipated end market inventory levels due to supply chain normalization and corresponding inventory ordering surge experienced in many of our industries in 2022. We anticipate a normalization of inventory levels by the end of this year.
Gross profit
Gross profit as a percentage of net sales was 60.0% in the three months ended March 31, 2023 as compared to 62.8% for the three months ended March 31, 2022. The decrease in gross profit as a percentage of net sales was driven by fixed manufacturing overhead expenses and an increase in depreciation related to tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 was $10.7 million, or 28.1% of net sales compared to $12.7 million, or 22.4% of net sales for the comparable period in 2022. The decrease in selling, general, and administrative expense is primarily due to decreased employee costs related to BOA’s bonus plan.
Segment operating income
Segment operating income for the three months ended March 31, 2023 was $8.0 million, a decrease of $10.9 million when compared to segment operating income of $18.8 million for the same period in 2022, based on the factors described above.
Ergobaby

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$22,418	100.0%	$20,210	100.0%
Gross profit	$14,115	63.0%	$12,177	60.3%
SG&A	$11,737	52.4%	$10,467	51.8%
Segment operating income (loss)	$388	1.7%	$(276)	(1.4)%
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were $22.4 million, an increase of $2.2 million, or 10.9%, compared to the same period in 2022. During the three months ended March 31, 2023, international sales were approximately $13.6 million, representing an increase of $1.6 million over the corresponding period in 2022, primarily as a result of Asia-Pacific and Latin America distributor sales. Domestic sales were $8.8 million in the first quarter of 2023, reflecting an increase of $0.6 million compared to the corresponding period in 2022. The increase in sales was primarily due to our owned websites as well as key accounts. Both groups saw increases in existing product categories as well as continued sales from products launched late last year.
Gross profit
Gross profit as a percentage of net sales was 63.0% for the three months ended March 31, 2023, as compared to 60.3% for the three months ended March 31, 2022. The increase in gross profit as a percentage of sales was due to a reduction in inbound freight compared to the prior year.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.3 million quarter over quarter, with expense of $11.7 million, or 52.4% of net sales for the three months ended March 31, 2023 as compared to $10.5 million or 51.8% of net sales for the same period of 2022. The increase in selling, general and administrative expense in the three months ended March 31, 2023 as compared to the comparable period in the prior year is due to payroll expenses and accruals, transportation costs and warehousing as well as increased marketing expenses.

Segment operating income (loss)
Ergobaby had segment operating income of $0.4 million for the three months ended March 31, 2023, an increase of $0.7 million compared to the same period in 2022, based on the factors noted above.
Lugano

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$63,887	100.0%	$47,019	100.0%
Gross profit	$34,277	53.7%	$23,432	49.8%
SG&A	$13,073	20.5%	$8,487	18.1%
Segment operating income	$19,776	31.0%	$13,606	28.9%
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the quarter ended March 31, 2023 increased approximately $16.9 million, or 35.9%, to $63.9 million, compared to the corresponding quarter ended March 31, 2022. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced an increase in sales as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of functions it has attended. Lugano expects to open more retail locations in the near term to expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 53.7% and 49.8% for the quarters ended March 31, 2023 and March 31, 2022, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $13.1 million for the three months ended March 31, 2023 as compared to $8.5 million in selling, general and administrative expense in the three months ended March 31, 2022. Selling, general and administrative expense represented 20.5% of net sales in the three months ended March 31, 2023 and 18.1% of net sales for the same period of 2022. The increase in selling, general and administrative expense is primarily due to increased marketing spend and personnel costs. Lugano has increased its head count in the last year as it invests in additional professionals to support its growth.
Segment operating income
Segment operating income increased during the three months ended March 31, 2023 to $19.8 million, as compared to $13.6 million in the corresponding period in 2022. This increase was a result of the factors noted above.
Marucci Sports

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$58,295	100.0%	$52,092	100.0%
Gross profit	$32,767	56.2%	$23,346	44.8%
SG&A	$15,902	27.3%	$13,123	25.2%
Segment operating income	$14,340	24.6%	$7,885	15.1%

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were $58.3 million, an increase of $6.2 million as compared to net sales of $52.1 million for the three months ended March 31, 2022. The increase in net sales was primarily due to increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the quarter ended March 31, 2023 increased $9.4 million as compared to the three months ended March 31, 2022. Gross profit as a percentage of net sales for the three months ended March 31, 2023 was 56.2%, as compared to gross profit as a percentage of sales of 44.8% for the three months ended March 31, 2022. The increase in gross profit as a percentage of net sales during the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022, was primarily due to higher spending on air-freight in the prior year quarter as supply chain issues led to increased transportation costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 was $15.9 million, or 27.3% of net sales compared to $13.1 million, or 25.2% of net sales for the three months ended March 31, 2022. The increase in selling, general and administrative expense for the three months ended March 31, 2023 partially correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci also incurred additional promotional and marketing expenses in the current quarter due to seasonal programs at several retail customers.
Segment operating income
Segment operating income for the three months ended March 31, 2023 was $14.3 million, an increase of $6.5 million when compared to segment operating income of $7.9 million for the same period in 2022, primarily as a result of the factors noted above.
PrimaLoft
In the following results of operations, we provide comparative pro forma results of operations for PrimaLoft for the three months ended March 31, 2022 as if we had acquired the business on January 1, 2022. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for PrimaLoft have been included in the consolidated results of operation from the date of acquisition in July 2022.

	Three months ended
	March 31, 2023		March 31, 2022
			Pro forma
Net sales	$24,529	100.0%	$25,748	100.0%
Gross profit	$15,580	63.5%	$15,496	60.2%
SG&A	$5,101	20.8%	$4,712	18.3%
Segment operating income	$5,026	20.5%	$5,331	20.7%
Pro forma results of operations include the following pro form adjustments as if we had acquired PrimaLoft January 1, 2022:
•Additional amortization expense associated with the intangible assets recorded in connection with the purchase price allocation of PrimaLoft of $4.0 million for the three months ended March 31, 2022.
•Management fees that would have been payable to the Manager during the period.

Three months ended March 31, 2023 compared to proforma three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were $24.5 million, a decrease of $1.2 million as compared to net sales of $25.7 million for the three months ended March 31, 2022. The decrease in net sales in the current quarter versus the quarter ended March 31, 2022 is attributable to lower ordering from existing customers as a result of higher inventory levels at retail customers which more than offset new customer wins.
Gross profit
Gross profit for the quarter ended March 31, 2023 increased $0.1 million as compared to the three months ended March 31, 2022. Gross profit as a percentage of net sales for the three months ended March 31, 2023 was 63.5%, as compared to gross profit as a percentage of sales of 60.2% for the three months ended March 31, 2022. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 is due to price increases implemented in the fourth quarter of 2022.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 was $5.1 million, or 20.8% of net sales compared to $4.7 million, or 18.3% of net sales for the three months ended March 31, 2022. Selling, general and administrative expense in the current quarter includes $1.2 million in integration services fees.
Segment operating income
Segment operating income for the three months ended March 31, 2023 was $5.0 million, a decrease of $0.3 million when compared to segment operating income of $5.3 million for the same period in 2022, primarily as a result of the factors noted above.
Velocity Outdoor

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$34,040	100.0%	$51,446	100.0%
Gross profit	$8,015	23.5%	$13,372	26.0%
SG&A	$8,770	25.8%	$7,897	15.4%
Segment operating (loss) income	$(3,276)	(9.6)%	$3,067	6.0%
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were $34.0 million, a decrease of $17.4 million or 33.8%, compared to the same period in 2022. The decrease in net sales for the three months ended March 31, 2023 is primarily due to inflationary pressures on retail demand.
Gross profit
Gross profit for the quarter ended March 31, 2023 decreased $5.4 million as compared to the quarter ended March 31, 2022. Gross profit as a percentage of net sales decreased to 23.5% for the three months ended March 31, 2023 as compared to 26.0% in the three months ended March 31, 2022 due to reduced absorption of operating costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 was $8.8 million, or 25.8% of net sales compared to $7.9 million, or 15.4% of net sales for the three months ended March 31, 2022. The increase in selling, general and administrative expense for the three months ended March 31, 2023 as compared to the prior period is driven by reduced revenue along with marketing investments associated with the King's acquisition.
Segment operating income (loss)
Segment operating loss for the three months ended March 31, 2023 was $3.3 million, a decrease of $6.3 million when compared to segment operating income of $3.1 million for the same period in 2022 based on the factors noted above.
Niche Industrial Businesses
Altor Solutions

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$61,512	100.0%	$63,828	100.0%
Gross profit	$16,713	27.2%	$14,139	22.2%
SG&A	$7,182	11.7%	$5,719	9.0%
Segment operating income	$6,934	11.3%	$5,834	9.1%
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the quarter ended March 31, 2023 were $61.5 million, a decrease of $2.3 million, or 3.6%, compared to the quarter ended March 31, 2022. The decrease in net sales during the quarter was due to lower than expected volume, primarily in construction and building products.
Gross profit
Gross profit as a percentage of net sales was 27.2% and 22.2% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2023, was primarily due to favorable raw material market decreases.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 was $7.2 million as compared to $5.7 million for the three months ended March 31, 2022, an increase of $1.5 million. The increase in selling, general and administrative expense in the first quarter of 2023 was due to operational and administrative investments made in the business in the latter part of 2022.
Segment operating income
Segment operating income was $6.9 million in the three months ended March 31, 2023, an increase of $1.1 million as compared to the three months ended March 31, 2022, based on the factors noted above.
Arnold

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$40,090	100.0%	$38,165	100.0%
Gross profit	$12,041	30.0%	$9,982	26.2%
SG&A	$6,252	15.6%	$5,623	14.7%
Segment operating income	$5,038	12.6%	$3,288	8.6%

Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were approximately $40.1 million, an increase of $1.9 million compared to the same period in 2022. International sales were $13.4 million in the three months ended March 31, 2023 and $12.0 million in the three months ended March 31, 2022. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and industrial.
Gross profit
Gross profit for the three months ended March 31, 2023 was approximately $12.0 million compared to approximately $10.0 million in the same period of 2022. Gross profit as a percentage of net sales increased to 30.0% for the quarter ended March 31, 2023 from 26.2% in the quarter ended March 31, 2022 principally due to to increased volume, product mix and operational improvements.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended March 31, 2023 was $6.3 million, an increase in expense of approximately $0.6 million compared to $5.6 million for the three months ended March 31, 2022. Selling, general and administrative expense was 15.6% of net sales in the three months ended March 31, 2023 and 14.7% in the three months ended March 31, 2022. The increase in selling general and administrative expense was due to increased staffing related costs and increased travel and commission expenses.
Segment operating income
Segment operating income for the three months ended March 31, 2023 was approximately $5.0 million, an increase of $1.8 million when compared to the same period in 2022, as a result of the factors noted above.
Sterno

	Three months ended
	March 31, 2023		March 31, 2022
Net sales	$75,019	100.0%	$76,920	100.0%
Gross profit	$16,560	22.1%	$14,496	18.8%
SG&A	$7,830	10.4%	$7,194	9.4%
Segment operating income	$4,493	6.0%	$3,034	3.9%
Three months ended March 31, 2023 compared to three months ended March 31, 2022
Net sales
Net sales for the three months ended March 31, 2023 were approximately $75.0 million, a decrease of $1.9 million, or 2.5%, compared to the same period in 2022. The net sales variance reflects lower sales at Rimports due to changes in consumer discretionary buying behaviors as a result of inflationary pressures, partially offset by strong sales at Sterno Products with increased spending in travel, entertainment, weddings and conventions.
Gross profit
Gross profit as a percentage of net sales increased from 18.8% for the three months ended March 31, 2022 to 22.1% for the three months ended March 31, 2023. The increase in gross profit percentage in the first quarter of 2023 as compared to the first quarter of 2022 was primarily attributable to favorable labor, overhead, and freight costs across the businesses and the effect of a price increase at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2023 was approximately $7.8 million as compared to $7.2 million for the three months ended March 31, 2022, an increase of $0.6 million reflecting an increase in marketing related salaries and promotional activity for both divisions of the company in the current quarter. Selling, general and administrative expense represented 10.4% of net sales for the three months ended March 31, 2023 and 9.4% for the three months ended March 31, 2022.

Segment operating income
Segment operating income for the three months ended March 31, 2023 was approximately $4.5 million, an increase of $1.5 million compared to the three months ended March 31, 2022 based on the factors noted above.

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
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of March 31, 2023, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300 million of indebtedness associated with our 5.000% 2032 Notes, $392.5 million outstanding on our 2022 Term Loan, and $8.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At March 31, 2023, approximately 24% of our outstanding debt was subject to interest rate changes.
At March 31, 2023, we had approximately $53.7 million of cash and cash equivalents on hand, a decrease of $4.2 million as compared to the year ended December 31, 2022. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Our availability under our 2022 Revolving Credit Facility at March 31, 2023 was $589.8 million. The change in cash and cash equivalents for the three months ended March 31, 2023 and 2022 is as follows:
Operating Activities:

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Cash provided by (used in) operating activities	$15,545	$(33,529)

For the three months ended March 31, 2023, cash flows provided by operating activities totaled approximately $15.5 million, which represents a $49.1 million decrease in cash use compared to cash used in operating activities of $33.5 million during the three-month period ended March 31, 2022. Cash used in operating activities for working capital for the three months ended March 31, 2023 was $31.5 million, as compared to cash used in operating activities for working capital of $95.7 million for the three months ended March 31, 2022. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter. In the fourth quarter of 2021 and continuing into 2022, several of our subsidiary businesses increased inventory levels to combat supply chain issues given longer lead times leading to higher use of working capital for inventory in the prior year. The increase in cash used in operating activities for working capital in the first quarter of 2022 also reflects the acquisition of Lugano in the third quarter of the prior year. Further, Lugano has used significant cash to build inventory to support its sales growth strategy.
Investing Activities:

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Cash provided by (used in) investing activities	$154,724	$(8,292)

Cash flows provided by investing activities for the three months ended March 31, 2023 totaled $154.7 million, compared to cash used in investing activities of $8.3 million in the same period of 2022. In the current year, investing activities reflects the sale of Advanced Circuits and the proceeds received related to the sale. Capital expenditures spend increased $5.7 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, with $16.1 million in capital expenditures in 2023 and $10.4 million in capital expenditures in 2022. The increase in capital expenditures is primarily to support the retail store growth at both 5.11 and Lugano. We expect capital expenditures for the full year of 2023 to be between approximately $60 million to $70 million.
Financing Activities:

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Cash used in financing activities	$(178,446)	$(14,452)

Cash flows used in financing activities totaled approximately $178.4 million during the three months ended March 31, 2023 compared to cash flows used in financing activities of $14.5 million during the three months ended March 31, 2022. Financing activities in the current quarter reflects $4.0 million in purchases under our share repurchase program, while financing activities in the first quarter of 2022 reflects $20.2 million of Trust common shares issued under our at-the market share offering program. In the current quarter, we paid back $149.5 million, net, against our 2022 Credit Facility. Financing activities in both periods reflect the payment of our common and preferred share distributions.
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
In the fourth quarter of 2022, we amended the Lugano intercompany credit agreement to increase the borrowing availability under their credit agreement to allow Lugano to continue to expand their operations. In the first quarter of 2022, we amended the 5.11 and Lugano intercompany credit agreements. The 5.11 amendment increased the capital expenditure allowable under the credit agreement to account for additional growth capital expenditure opportunities primarily related to retail expansion, and amended the financial covenants to reflect the increased allowable expenditure. The Lugano amendment increased the amount available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Lugano intercompany credit agreement again in the second quarter of 2022 to increase the amount in available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Velocity intercompany credit agreement in the third quarter of 2022 to increase the amount of the Velocity term loan to allow for the financing of an add-on acquisition.
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2023.

As of March 31, 2023, we had the following outstanding loans due from each of our subsidiary businesses:

(in thousands)
5.11	$215,606
BOA	67,695
Ergobaby	89,477
Lugano	271,311
Marucci	85,369
PrimaLoft	158,021
Velocity Outdoor	119,350
Altor	109,937
Arnold	69,552
Sterno	160,643
Total intercompany debt	$1,346,961
Corporate and eliminations	(1,346,961)
Total	$—
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
We had $589.8 million in net availability under the 2022 Revolving Credit Facility at March 31, 2023. The outstanding borrowings under the 2022 Revolving Credit Facility include $2.3 million of outstanding letters of credit at March 31, 2023.
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
The following table reflects required and actual financial ratios as of March 31, 2023 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	2.60:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.85:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.75:1.0	3.87:1.0

We exercised an option under our 2022 Credit Facility to increase our Consolidated Total Leverage Ratio to 5.75:1.0. This increase declines to 5.50 on June 30, 2023, and 5.00 on December 31, 2023.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Interest on credit facilities	$8,728	$—
Interest on Senior Notes	16,875	16,875
Unused fee on Revolving Credit Facility	491	524
Other interest expense	92	38
Interest income	(6)	(18)
Interest expense, net	$26,180	$17,419

The following table provides the effective interest rate of the Company’s outstanding debt at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	6.97%	392,500	5.20%	395,000
2022 Revolving Credit Facility	6.89%	8,000	5.98%	155,000
Unamortized debt issuance costs		(14,929)		(15,532)
Total debt outstanding		$1,685,571		$1,834,468

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Three months ended March 31, 2023
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(11,835)	$2,150	5,368	$(1,235)	$9,968	$(1,227)	$9,014	$(4,501)	$2,701	$2,305	$295	$13,003
Adjusted for:
Provision (benefit) for income taxes	—	726	622	(551)	3,387	1,949	2,916	(1,455)	1,094	1,040	108	9,836
Interest expense, net	26,051	(1)	(2)	—	4	(2)	1	124	—	5	—	26,180
Intercompany interest	(33,806)	4,799	1,792	2,149	6,284	4,322	2,339	3,128	2,874	1,649	4,470	—
Depreciation and amortization	279	6,452	5,693	2,039	2,850	5,360	3,051	3,387	4,165	2,019	5,027	40,322
EBITDA	(19,311)	14,126	13,473	2,402	22,493	10,402	17,321	683	10,834	7,018	9,900	89,341
Other (income) expense	(127)	(77)	114	—	—	(104)	32	(675)	204	(2)	(492)	(1,127)
Noncontrolling shareholder compensation	—	252	664	312	395	(708)	404	230	316	9	171	2,045
Integration services fee	—	—	—	—	—	1,188	—	—	—	—	—	1,188
Other	—	—	—	—	—	—	—	—	—	—	432	432
Adjusted EBITDA	$(19,438)	$14,301	$14,251	$2,714	$22,888	$10,778	$17,757	$238	$11,354	$7,025	$10,011	$91,879

Adjusted EBITDA
Three months ended March 31, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(14,981)	$2,645	$14,199	$(1,479)	$8,494	$6,134	$713	$1,936	$960	$(244)	$18,377
Adjusted for:
Provision (benefit) for income taxes	—	819	2,477	399	2,895	2,006	202	1,059	1,012	(893)	9,976
Interest expense, net	17,368	26	(5)	1	5	1	17	—	6	—	17,419
Intercompany interest	(19,275)	2,920	2,028	787	2,125	1,517	1,853	2,465	1,267	4,313	—
Depreciation and amortization	336	5,454	5,317	2,008	2,254	4,189	3,269	3,990	2,226	5,116	34,159
EBITDA	(16,552)	11,864	24,016	1,716	15,773	13,847	6,054	9,450	5,471	8,292	79,931
Other (income) expense	—	(548)	50	4	2	(1,810)	209	312	—	(255)	(2,036)
Noncontrolling shareholder compensation	—	411	635	413	240	276	251	268	13	174	2,681
Acquisition expenses	—	—	—	—	—	—	—	216	—	—	216
Integration services fee	—	—	—	—	563	—	—	—	—	—	563
Other	—	—	—	—	—	1,802		—	—	—	1,802
Adjusted EBITDA	$(16,552)	$11,727	$24,701	$2,133	$16,578	$14,115	$6,514	$10,246	$5,484	$8,211	$83,157

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to net income (loss), which we consider to be the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2023	2022
Net income	$109,601	$29,740
Income (loss) from discontinued operations, net of tax	(1,391)	5,370
Gain on sale of discontinued operations, net of tax	97,989	5,993
Net income from continuing operations	$13,003	$18,377
Less: income from continuing operations attributable to noncontrolling interest	4,981	4,937
Net income attributable to Holdings - continuing operations	$8,022	$13,440
Adjustments:
Distributions paid - preferred shares	(6,045)	(6,045)
Amortization expense - intangibles and inventory step-up	27,508	23,366
Stock compensation	2,045	2,681
Acquisition expenses	—	216
Integration Services Fee	1,188	563
Other	432	1,802
Adjusted Earnings	$33,150	$36,023
Plus (less):
Depreciation expense	11,809	9,927
Income tax provision	9,836	9,976
Interest expense	26,180	17,419
Amortization of debt issuance costs	1,005	866
Income from continuing operations attributable to noncontrolling interest	4,981	4,937
Distributions paid - preferred shares	6,045	6,045
Other (income) expense	(1,127)	(2,036)
Adjusted EBITDA	$91,879	$83,157

Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year, however, due to various acquisitions since 2020, there is generally less seasonality in our net sales on a consolidated basis than there has been historically.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA.
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at March 31, 2023 than would normally have been due. At June 30, 2022 and March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.

For the three months ended March 31, 2023 and 2022, the Company incurred the following management fees to CGM, by entity:

	Three months ended March 31,
(in thousands)	2023	2022
5.11	$250	$250
BOA	250	250
Ergobaby	125	125
Lugano	188	188
Marucci	125	125
PrimaLoft	250	—
Velocity	125	125
Altor	188	188
Arnold Magnetics	125	125
Sterno	125	125
Corporate	14,644	12,935
	$16,395	$14,436
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
Allocation Interests
The Allocation Interests represent the original equity interest in the Company. The holders of the Allocation Interests (“Holders”), through Sostratus LLC, are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation are paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors. The sale of Advanced Circuits in February 2023 represented a Sale Event and the Company's board of director's approved a distribution of $24.4 million in April 2023, subsequent to the end of the first quarter. In addition, the Company's board of directors approved a distribution of $2.1 million related to various sale proceeds received related to previous Sale Events. These distributions were paid to the Holders of the Allocation Interests in April 2023.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.6 million and $0.3 million during the three months ended March 31, 2023 and March 31, 2022, respectively in inventory from the vendor.

BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $9.7 million and $15.2 million from this supplier during the three months ended March 31, 2023, and March 31, 2022, respectively.
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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.
Goodwill and Indefinite-lived Intangible Asset Impairment Testing
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment. Each of our subsidiary businesses represents a reporting unit.
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

2023 Annual Impairment Testing - For our annual impairment testing at March 31, 2022, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, we determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone.
We performed the quantitative tests of Velocity using an income approach to determine the fair value of the reporting unit. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the current economic environment. The prospective financial information considers reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the Velocity reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 15.0%, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by approximately 21%. The prospective financial information that is used to determine the fair values of the Velocity reporting unit requires us to make assumptions regarding future operational results including revenue growth rates and gross margins. If we do not achieve the forecasted revenue growth rates and gross margins, the results of the quantitative testing could change, potentially leading to additional testing and impairment at the reporting unit that was tested quantitatively.
2022 Interim goodwill and indefinite lived intangible asset impairment testing - As a result of operating results below forecasts in the current period and expectations that macroeconomic conditions and decreases in consumer discretionary spending in the upcoming year will impact 2023 operating results, we determined that a triggering event had occurred at Ergobaby in the fourth quarter of 2022 and performed an interim impairment test of the Ergobaby goodwill and indefinite-lived tradename as of December 31, 2022. The Company used an income approach for the impairment test, whereby the Company estimated the fair value of the reporting unit based on the present value of expected future cash flows, including terminal value, and utilized a discount rate of 16.0%. The prospective financial information considers reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for Ergobaby as of the date of our impairment testing. The results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit did not exceed the carrying value. We recorded goodwill impairment expense of $20.6 million at December 31, 2022. For the indefinite lived tradename, the results of the quantitative testing indicated that the fair value exceeded the carrying value.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2022. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2023. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of March 31, 2023.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the total number of shares of common stock purchased during the first quarter of 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023- January 31, 2023	—	N/a	N/a	N/a
February 1, 2023- February 28, 2023	—	N/a	N/a	N/a
March 1, 2023 - March 31, 2023	210,000	$18.64	210,000	$46,000,000
Total	210,000	$18.64	210,000	$46,000,000

(1) In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50.0 million of outstanding common shares of the Trust. All common shares repurchased during the first quarter of 2023 were repurchased pursuant to this publicly-announced share repurchase program.
(2) As of March 31, 2023, the remaining authorization under the publicly-announced share repurchase program was $46.0 million.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated January 10, 2023, by and among (i) APCT Inc.; (ii) Circuit Merger Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on January 11, 2023).

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

Date: May 3, 2023	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2023	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated January 10, 2023, by and among (i) APCT Inc.; (ii) Circuit Merger Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on January 11, 2023).

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