Form 10-Q
period 2023-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2023-08-02
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 28, 2023, there were 71,895,929 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2023

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
•our ability to maintain our credit facilities or incur additional borrowings on terms we deem attractive;
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
•future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities);
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,354	$57,880
Accounts receivable, net	296,291	331,396
Inventories	788,283	728,083
Prepaid expenses and other current assets	95,245	74,700
Current assets of discontinued operations	—	18,126
Total current assets	1,247,173	1,210,185
Property, plant and equipment, net	204,804	198,525
Goodwill	1,072,951	1,066,726
Intangible assets, net	1,096,260	1,127,936
Other non-current assets	174,505	166,412
Non-current assets of discontinued operations	—	79,847
Total assets	$3,795,693	$3,849,631
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$90,234	$90,404
Accrued expenses	178,287	196,239
Due to related parties (refer to Note P)	15,402	15,495
Current portion, long-term debt	10,000	10,000
Other current liabilities	36,951	36,545
Current liabilities of discontinued operations	—	11,148
Total current liabilities	330,874	359,831
Deferred income taxes	137,466	145,643
Long-term debt	1,757,673	1,824,468
Other non-current liabilities	152,075	141,535
Non-current liabilities of discontinued operations	—	16,192
Total liabilities	2,378,088	2,487,669
Commitments and contingencies (refer to Note O)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at June 30, 2023 and December 31, 2022
Series A preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at June 30, 2023 and December 31, 2022	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 71,896 shares issued and outstanding at June 30, 2023 and 72,203 issued and outstanding at December 31, 2022	1,206,953	1,207,044
Treasury shares, at cost	(5,856)	—
Accumulated other comprehensive income (loss)	282	(1,136)
Accumulated deficit	(328,507)	(372,906)
Total stockholders’ equity attributable to Holdings	1,176,790	1,136,920
Noncontrolling interest	240,815	223,509
Noncontrolling interest of discontinued operations	—	1,533
Total stockholders’ equity	1,417,605	1,361,962
Total liabilities and stockholders’ equity	$3,795,693	$3,849,631
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net revenues	$524,159	$515,597	$1,066,387	$1,026,110
Cost of revenues	287,269	303,840	591,666	613,538
Gross profit	236,890	211,757	474,721	412,572
Operating expenses:
Selling, general and administrative expense	148,218	125,624	294,383	246,296
Management fees	16,920	14,901	33,315	29,337
Amortization expense	26,677	20,921	53,051	42,026
Operating income	45,075	50,311	93,972	94,913
Other income (expense):
Interest expense, net	(26,615)	(17,519)	(52,795)	(34,938)
Amortization of debt issuance costs	(1,024)	(865)	(2,029)	(1,731)
Other income (expense), net	(101)	737	1,026	2,773
Income from continuing operations before income taxes	17,335	32,664	40,174	61,017
Provision for income taxes	4,444	6,132	14,280	16,108
Income from continuing operations	12,891	26,532	25,894	44,909
Income (loss) from discontinued operations, net of income taxes	—	5,004	(1,391)	10,374
Gain (loss) on sale of discontinued operations, net of income taxes	4,232	(579)	102,221	5,414
Net income	17,123	30,957	126,724	60,697
Less: Net income from continuing operations attributable to noncontrolling interest	3,517	3,635	8,498	8,572
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	—	955	(777)	1,996
Net income attributable to Holdings	$13,606	$26,367	$119,003	$50,129

Amounts attributable to Holdings
Income from continuing operations	$9,374	$22,897	$17,396	$36,337
Income (loss) from discontinued operations, net of income tax	—	4,049	(614)	8,378
Gain (loss) on sale of discontinued operations, net of income tax	4,232	(579)	102,221	5,414
Net income attributable to Holdings	$13,606	$26,367	$119,003	$50,129

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.41)	$0.13	$(0.43)	$0.19
Discontinued operations	0.06	0.04	1.41	0.18
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$(0.35)	$0.17	$0.98	$0.37

Basic weighted average number of shares of common shares outstanding	71,932	70,227	72,055	69,804

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.25	$0.50	$0.50

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Net income	$17,123	$30,957	$126,724	$60,697
Other comprehensive income (loss)
Foreign currency translation adjustments	610	(1,501)	1,856	(1,476)
Pension benefit liability, net	86	1,064	(438)	1,839
Other comprehensive income (loss)	696	(437)	1,418	363
Total comprehensive income, net of tax	$17,819	$30,520	128,142	61,060
Less: Net income attributable to noncontrolling interests	3,517	4,590	7,721	10,568
Less: Other comprehensive income (loss) attributable to noncontrolling interests	16	(8)	36	(2)
Total comprehensive income attributable to Holdings, net of tax	$14,286	$25,938	$120,385	$50,494

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — April 1, 2022	$96,417	$96,504	$110,997	$1,143,354	$—	$(313,902)	$(228)	$1,133,142	$171,735	$(1,449)	$1,303,428
Net income	—	—	—	—	—	26,367	—	26,367	3,635	955	30,957
Total comprehensive loss, net	—	—	—	—	—	—	(437)	(437)	—	—	(437)
Issuance of Trust common shares	—	—	—	41,994	—	—	—	41,994	—	—	41,994
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	2,681	124	2,805
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	50	—	50
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(394)	—	(394)
Distributions paid - Trust Common Shares	—	—	—	—		(17,511)	—	(17,511)	—	—	(17,511)
Distributions paid - Trust Preferred Shares	—	—	—	—		(6,046)	—	(6,046)	—	—	(6,046)
Balance — June 30, 2022	$96,417	$96,504	$110,997	$1,185,348	$—	$(311,092)	$(665)	$1,177,509	$177,707	$(370)	$1,354,846

Balance — April 1, 2023	$96,417	$96,504	$110,997	$1,206,996	$(3,954)	$(291,605)	$(414)	$1,214,941	$229,692	$—	$1,444,633
Net income	—	—	—	—	—	13,606	—	13,606	3,517	—	17,123
Total comprehensive income, net	—	—	—	—	—	—	696	696	—	—	696
Issuance of Trust common shares	—	—	—	(43)	—	—	—	(43)	—	—	(43)
Purchase of Trust common shares for treasury	—	—	—	—	(1,902)	—	—	(1,902)	—	—	(1,902)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	3,666	—	3,666
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	52	—	52
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(267)	—	(267)
Acquisition of Baum Bat	—	—	—	—	—	—	—	—	4,155	—	4,155
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Common Shares	—	—	—	—	—	(17,987)	—	(17,987)	—	—	(17,987)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,046)	—	(6,046)	—	—	(6,046)
Balance — June 30, 2023	$96,417	$96,504	$110,997	$1,206,953	$(5,856)	$(328,507)	$282	$1,176,790	$240,815	$—	$1,417,605

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2022	$96,417	$96,504	$110,997	$1,123,193	$—	$(314,267)	$(1,028)	$1,111,816	$175,328	$(2,614)	$1,284,530
Net income	—	—	—	—	—	50,129	—	50,129	8,572	1,996	60,697
Total comprehensive income, net	—	—	—	—	—	—	363	363	—	—	363
Issuance of Trust common shares	—	—	—	62,155	—	—	—	62,155	—	—	62,155
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	5,362	248	5,610
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	440	—	440
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(703)	—	(703)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Distributions paid - Trust Common Shares	—	—	—	—	—	(34,863)	—	(34,863)	—	—	(34,863)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(12,091)	—	(12,091)	—	—	(12,091)
Balance — June 30, 2022	$96,417	$96,504	$110,997	$1,185,348	$—	$(311,092)	$(665)	$1,177,509	$177,707	$(370)	$1,354,846

Balance — January 1, 2023	$96,417	$96,504	$110,997	$1,207,044	$—	$(372,906)	$(1,136)	$1,136,920	$223,509	$1,533	$1,361,962
Net income (loss)	—	—	—	—	—	119,003	—	119,003	8,498	(777)	126,724
Total comprehensive income, net	—	—	—	—	—	—	1,418	1,418	—	—	1,418
Issuance of Trust common shares	—	—	—	(91)	—	—	—	(91)	—	—	(91)
Purchase of Trust common shares for treasury	—	—	—	—	(5,856)	—	—	(5,856)	—	—	(5,856)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	5,711	973	6,684
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	57	—	57
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,115)	—	(1,115)
Acquisition of Baum Bat	—	—	—	—	—	—	—	—	4,155	—	4,155
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—		(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Common Shares	—	—	—	—	—	(36,038)	—	(36,038)	—	—	(36,038)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(12,091)	—	(12,091)	—	—	(12,091)
Balance — June 30, 2023	$96,417	$96,504	$110,997	$1,206,953	$(5,856)	$(328,507)	$282	$1,176,790	$240,815	$—	$1,417,605
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$126,724	$60,697
Income (loss) from discontinued operations	(1,391)	10,374
Gain on sale of discontinued operations	102,221	5,414
Income from continuing operations	25,894	44,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	24,574	20,281
Amortization expense - intangibles	53,051	42,026
Amortization expense - inventory step-up	1,134	3,812
Amortization of debt issuance costs	2,029	1,731
Noncontrolling stockholder stock based compensation	5,711	5,361
Provision for receivable and inventory reserves	(2,201)	(2,173)
Deferred taxes	(7,516)	(3,756)
Other	1,047	239
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	33,982	(2,279)
Inventories	(58,387)	(136,498)
Other current and non-current assets	(1,459)	(13,320)
Accounts payable and accrued expenses	(39,333)	(7,098)
Cash provided by (used in) operating activities - continuing operations	38,526	(46,765)
Cash provided by (used in) operating activities - discontinued operations	(1,287)	11,428
Cash provided by (used in) provided by operating activities	37,239	(35,337)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(22,816)	(3,636)
Purchases of property and equipment	(31,540)	(24,435)
Proceeds from sale of businesses	105,123	6,898
Other investing activities	(1,107)	(903)
Cash provided by (used in) investing activities - continuing operations	49,660	(22,076)
Cash provided by (used in) investing activities - discontinued operations	68,169	(162)
Cash provided by (used in) investing activities	117,829	(22,238)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	(91)	62,155
Purchase of treasury shares, net	(5,856)	—
Borrowings under credit facility	217,000	24,000
Repayments under credit facility	(280,000)	(24,000)
Principal payments - term loan	(5,000)	—
Distributions paid - common shares	(36,038)	(34,863)
Distributions paid - preferred shares	(12,091)	(12,091)
Distributions paid - allocation interests	(26,475)	—
Distributions paid to noncontrolling shareholders	—	(11,292)
Net proceeds provided by noncontrolling shareholders	57	440
Purchase of noncontrolling interest	(1,115)	(703)
Debt issuance costs	—	(35)
Other	(10)	(14)
Net cash provided by (used in) financing activities	(149,619)	3,597
Foreign currency impact on cash	634	(1,132)
Net increase (decrease) in cash and cash equivalents	6,083	(55,110)
Cash and cash equivalents — beginning of period (1)	61,271	160,733
Cash and cash equivalents — end of period (2)	$67,354	$105,623
(1) Includes cash from discontinued operations of $3.4 million at January 1, 2023 and $3.6 million at January 1, 2022.
(2) Includes cash from discontinued operations of $2.9 million at June 30, 2022.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2023

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

The LLC is a controlling owner of ten businesses, or operating segments, at June 30, 2023. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Wheelhouse Holdings, Inc. ("Marucci Sports" or "Marucci"), Relentless Intermediate, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and Sterno Products, LLC ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2023 and June 30, 2022 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Discontinued Operations
During the first quarter of 2023, the Company completed the sale of Compass AC Holdings, Inc. (“Advanced Circuits or ACI”). The results of operations of ACI are reported as discontinued operations in the condensed consolidated statements of operations for the six months ended June 30, 2023 and the three and six months ended June 30, 2022. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed indirect acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("PrimaLoft Seller"). The Company acquired PrimaLoft for a total purchase price, including proceeds from noncontrolling shareholders, of approximately $541.1 million. The Company funded the acquisition through a draw on its 2022 Revolving Credit Facility and the proceeds from its $400 million 2022 Term Loan Facility. PrimaLoft management invested in the transaction along with the Company, representing 9.2% of the initial equity interest in PrimaLoft. Concurrent with the closing, the Company provided a credit facility to PrimaLoft pursuant to which a secured revolving loan commitment and secured term loan were made available to PrimaLoft (the "PrimaLoft Credit Agreement"). The initial revolving loan and term loan commitments under these facilities on the closing date were $178 million. CGM received integration service fees of $4.8 million quarterly over the twelve-month period ended June 30, 2023. The Company incurred $5.7 million of transaction costs in conjunction with the PrimaLoft acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2022.
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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase Consideration	$539,576	$1,536	$541,112

Fair value of identifiable assets acquired:
Cash	$6,951	$—	$6,951
Accounts receivable (1)	2,992	—	2,992
Inventory	1,991	—	1,991
Property, plant and equipment	1,058	—	1,058
Intangible assets	248,200	58,700	306,900
Other current and noncurrent assets	3,581	(1,187)	2,394
Total identifiable assets	264,773	57,513	322,286

Fair value of liabilities assumed:
Current liabilities	8,865	(1,080)	7,785
Other liabilities	360	—	360
Deferred tax liabilities	51,268	12,108	63,376
Total liabilities	60,493	11,028	71,521

Net identifiable assets acquired	204,280	46,485	250,765

Goodwill	$335,296	$(44,949)	$290,347

Acquisition consideration
Purchase price	$530,000	$—	$530,000
Cash acquired	7,319	(368)	6,951
Net working capital adjustment	2,257	1,904	4,161
Total purchase consideration	$539,576	$1,536	$541,112
(1) The fair value of accounts receivable approximates book value acquired.
The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued at fair value which approximates book value and will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $290.3 million reflects the strategic fit of PrimaLoft in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The PrimaLoft purchase price allocation was finalized in 2023.

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
Unaudited pro forma information
The following unaudited pro forma data for the three and six months ended June 30, 2022 gives effect to the acquisition of PrimaLoft, as described above, as if this transaction had been completed as of January 1, 2022. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2022	June 30, 2022
Net sales	$542,715	$1,078,976
Gross profit	$228,296	$444,607
Operating income	$54,808	$103,665
Net income from continuing operations	$25,035	$41,152
Net income from continuing operations attributable to Holdings	$21,205	$32,071
Basic and fully diluted net income per share attributable to Holdings	$0.11	$0.13
Other acquisitions
Marucci
Baum Bat - On April 3, 2023, Marucci acquired Baum Bat LLC ("Baum Bat"), a manufacturer and marketer of branded wood composite baseball bats, for a purchase price of approximately $27.5 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional loan of $25.0 million under the Marucci intercompany loan agreement, and rollover equity from the selling shareholder of Baum Bat which was used to purchase common shares of Marucci. Marucci issued 11,783 shares to the selling shareholder in exchange for the rollover equity, which represents an ownership interest of approximately 1.0% in Marucci. Marucci paid approximately $0.4 million in transaction expenses in connection with the acquisition of Baum Bat. Marucci recorded a preliminary purchase price allocation at June 30, 2023, including goodwill of $7.0 million, which is expected to be deductible for income tax purposes, and intangible assets of $20.0 million.
Velocity
Kings Camo - On July 8, 2022, Velocity acquired the assets of King's Camo LC, a manufacturer of outdoor performance apparel and gear, for a purchase price of approximately $25.2 million and included a potential earnout of $3.0 million. The final earnout amount was $1.3 million and was paid in the second quarter of 2023. The acquisition and related transaction costs were funded through an additional term loan of $25.7 million under the

Velocity intercompany credit agreement. Velocity paid approximately $0.2 million in transaction fees. Velocity recorded a purchase price allocation, including goodwill of approximately $9.7 million, which is expected to be deductible for income tax purposes, and intangible assets of $7.1 million. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2022.
Note C — Discontinued Operations
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc., a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing, of which $66.9 million related to the repayment of intercompany loans with the Company. The Company recorded a gain on the sale of ACI of $102.2 million, net of an income tax provision of $4.6 million, in the first half of 2023.
Summarized results of operations of ACI for the period of January 1, 2023 through the date of disposition and the three and six months ended June 30, 2022 and are as follows (in thousands):

	For the period January 1, 2023 through disposition	Three months ended June 30, 2022	Six months ended June 30, 2022
Net sales	$8,829	$22,157	$45,406
Gross profit	$3,663	$10,095	$21,025
Operating income	$1,058	$5,806	$12,330
Income (loss) from continuing operations before income taxes (1)	$(2,464)	$5,826	$12,303
Provision (benefit) for income taxes	$(1,073)	$822	$1,929
Income (loss) from discontinued operations (1)	$(1,391)	$5,004	$10,374
(1) The results of operations for the period from January 1, 2023 through disposition and the three and six months ended June 30, 2022, each exclude $1.4 million, $1.6 million and $3.3 million, respectively, of intercompany interest expense.

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

The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2023 and 2022 (in thousands):

Three months ended June 30, 2023
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$100,627	$2,772	$9,365	$3,815	$9,451	$126,030
BOA	10,378	—	14,801	12,867	77	38,123
Ergobaby	10,014	1,249	6,129	8,650	107	26,149
Lugano	60,949	—	—	—	—	60,949
Marucci	35,094	591	18	1,546	21	37,270
PrimaLoft	209	128	770	21,006	47	22,160
Velocity Outdoor	34,253	1,500	1,033	132	921	37,839
Altor	52,870	—	—	—	8,016	60,886
Arnold	27,906	295	9,106	1,433	1,398	40,138
Sterno	72,385	1,655	575	—	—	74,615
	$404,685	$8,190	$41,797	$49,449	$20,038	$524,159

Three months ended June 30, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$96,543	$2,693	$8,774	$4,086	$7,952	$120,048
BOA	15,976	97	20,830	22,440	43	59,386
Ergobaby	9,841	1,330	8,085	7,144	106	26,506
Lugano	39,065	—	—	—	—	39,065
Marucci	26,641	392	23	575	5	27,636
Velocity Outdoor	46,337	2,931	2,587	488	1,503	53,846
Altor	59,736	—	—	—	6,408	66,144
Arnold	27,433	244	8,928	1,567	605	38,777
Sterno	81,684	2,068	437	—	—	84,189
	$403,256	$9,755	$49,664	$36,300	$16,622	$515,597

Six months ended June 30, 2023
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$199,154	$6,131	$15,972	$7,998	$21,227	$250,482
BOA	21,677	124	29,453	24,563	292	76,109
Ergobaby	18,843	2,664	12,994	13,184	882	48,567
Lugano	124,836	—	—	—	—	124,836
Marucci	90,672	1,652	214	2,977	50	95,565
PrimaLoft	375	175	1,490	44,425	224	46,689
Velocity Outdoor	64,145	3,436	2,373	261	1,664	71,879
Altor	106,332	—	—	—	16,066	122,398
Arnold	54,555	458	20,089	2,844	2,282	80,228
Sterno	143,973	3,839	1,822	—	—	149,634
	$824,562	$18,479	$84,407	$96,252	$42,687	$1,066,387

Six months ended June 30, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$177,346	$5,081	$16,319	$8,050	$17,275	$224,071
BOA	36,178	637	37,930	41,344	107	116,196
Ergobaby	18,014	2,123	15,675	10,614	290	46,716
Lugano	86,084	—	—	—	—	86,084
Marucci	77,723	944	29	994	38	79,728
Velocity Outdoor	90,150	6,492	5,013	842	2,795	105,292
Altor	117,517	—	—	—	12,455	129,972
Arnold	53,606	437	18,437	3,349	1,113	76,942
Sterno	156,382	3,867	739	102	19	161,109
	$813,000	$19,581	$94,142	$65,295	$34,092	$1,026,110
Note E — Operating Segment Data
At June 30, 2023, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•Marucci Sports is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, composite bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops corporate-owned and franchised sports training facilities. Marucci is headquartered in Baton Rouge, Louisiana.

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
•Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems through Rimports. Sterno is headquartered in Plano, Texas.
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

Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

5.11	$126,030	$120,048	$250,482	$224,071
BOA	38,123	59,386	76,109	116,196
Ergobaby	26,149	26,506	48,567	46,716
Lugano	60,949	39,065	124,836	86,084
Marucci	37,270	27,636	95,565	79,728
PrimaLoft	22,160	—	46,689	—
Velocity Outdoor	37,839	53,846	71,879	105,292
Altor Solutions	60,886	66,144	122,398	129,972
Arnold	40,138	38,777	80,228	76,942
Sterno	74,615	84,189	149,634	161,109
Total segment revenue	524,159	515,597	1,066,387	1,026,110
Corporate	—	—	—	—
Total consolidated revenues	$524,159	$515,597	$1,066,387	$1,026,110

Segment Profit (Loss)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

5.11	$10,582	$12,305	$18,252	$18,210
BOA	8,050	18,451	16,001	37,262
Ergobaby	2,526	3,549	2,914	3,273
Lugano	17,133	9,644	36,909	23,250
Marucci	2,962	(1,436)	17,302	6,449
PrimaLoft	2,817	—	7,838	—
Velocity Outdoor	(1,610)	5,429	(4,886)	8,496
Altor Solutions	9,223	5,908	16,157	11,742
Arnold	5,613	5,325	10,651	8,613
Sterno	7,088	7,954	11,581	10,988
Total segment operating income	64,384	67,129	132,719	128,283
Corporate	(19,309)	(16,818)	(38,747)	(33,370)
Total consolidated operating income	45,075	50,311	93,972	94,913
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(26,615)	(17,519)	(52,795)	(34,938)
Amortization of debt issuance costs	(1,024)	(865)	(2,029)	(1,731)
Other income (expense), net	(101)	737	1,026	2,773
Total consolidated income from continuing operations before income taxes	$17,335	$32,664	$40,174	$61,017

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

5.11	$6,774	$5,535	$13,151	$10,947
BOA	5,756	5,390	11,392	10,644
Ergobaby	2,015	1,995	4,029	3,990
Lugano	1,891	2,945	4,609	5,114
Marucci	3,358	2,827	6,372	6,979
PrimaLoft	5,282	—	10,560	—
Velocity Outdoor	3,295	3,218	6,579	6,413
Altor Solutions	4,116	4,079	8,220	8,007
Arnold	2,063	1,862	4,041	4,047
Sterno	4,892	4,975	9,806	9,978
Total	39,442	32,826	78,759	66,119
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,024	865	2,029	1,731
Consolidated total	$40,466	$33,691	$80,788	$67,850

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2023	2022	2023 (1)	2022 (1)
5.11	$43,703	$53,589	$465,469	$450,537
BOA	1,939	1,630	236,165	240,359
Ergobaby	15,365	11,213	77,201	84,657
Lugano	92,100	85,911	425,528	327,795
Marucci	15,588	35,185	189,148	181,528
PrimaLoft	1,713	2,486	300,711	310,914
Velocity Outdoor	29,158	33,159	225,452	224,356
Altor Solutions	41,955	42,368	189,857	198,943
Arnold	22,291	23,666	107,706	105,196
Sterno	44,368	54,400	189,371	210,780
Sales allowance accounts	(11,889)	(12,211)	—	—
Total	296,291	331,396	2,406,608	2,335,065
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	19,843	18,471
Total	$296,291	$331,396	$2,426,451	$2,451,509

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Machinery and equipment	$234,512	$225,027
Furniture, fixtures and other	71,469	66,445
Leasehold improvements	91,682	75,318
Buildings and land	13,546	13,386
Construction in process	16,569	18,091
	427,778	398,267
Less: accumulated depreciation	(222,974)	(199,742)
Total	$204,804	$198,525
Depreciation expense was $12.8 million and $24.6 million for the three and six months ended June 30, 2023, respectively and $10.4 million and $20.3 million for the three and six months ended June 30, 2022, respectively.
Inventory
Inventory is comprised of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$98,089	$104,735
Work-in-process	29,668	30,158
Finished goods	687,166	621,854
Less: obsolescence reserve	(26,640)	(28,664)
Total	$788,283	$728,083
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
The following is a summary of the net carrying amount of goodwill at June 30, 2023 and December 31, 2022, is as follows (in thousands):

	Six months ended June 30, 2023	Year ended December 31, 2022
Goodwill - gross carrying amount	$1,151,248	$1,145,023
Accumulated impairment losses (1)	(78,297)	(78,297)
Goodwill - net carrying amount	$1,072,951	$1,066,726
(1) Includes goodwill impairment expense of $20.6 million recorded at Ergobaby, $32.9 million at Velocity and $24.9 million at Arnold.

The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2023 by operating segment (in thousands):

	Balance at January 1, 2023	Acquisitions/Measurement Period Adjustments	Balance at June 30, 2023

5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Ergobaby	40,896	—	40,896
Lugano	86,337	—	86,337
Marucci	75,719	7,028	82,747
PrimaLoft	291,150	(803)	290,347
Velocity Outdoor	39,773	—	39,773
Altor	91,129	—	91,129
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Total	$1,066,726	$6,225	$1,072,951
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
Other intangible assets are comprised of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$785,303	$(268,811)	$516,492	$785,303	$(239,752)	$545,551
Technology and patents	226,580	(60,717)	165,863	211,648	(52,811)	158,837
Trade names, subject to amortization	487,823	(133,907)	353,916	483,179	(118,684)	364,495
Non-compete agreements	6,424	(4,450)	1,974	4,637	(3,824)	813
Other contractual intangible assets	1,960	(1,410)	550	1,960	(1,185)	775
Total	1,508,090	(469,295)	1,038,795	1,486,727	(416,256)	1,070,471
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,565,555	$(469,295)	$1,096,260	$1,544,192	$(416,256)	$1,127,936
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $26.7 million and $53.1 million for the three and six months ended June 30, 2023, respectively, and $20.9 million and $42.0 million for the three and six months ended June 30, 2022, respectively.

Estimated charges to amortization expense of intangible assets for the remainder of 2023 and the next four years, is as follows (in thousands):

2023	2024	2025	2026	2027

$53,095	$104,508	$99,215	$92,873	$82,018
Note H — Warranties
The Company’s Ergobaby, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2023	Year ended December 31, 2022

Beginning balance	$1,754	$2,062
Provision for warranties issued during the period	1,470	3,301
Fulfillment of warranty obligations	(1,648)	(3,609)
Ending balance	$1,576	$1,754
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
Net availability under the 2022 Revolving Credit Facility was approximately $505.8 million at June 30, 2023. Letters of credit outstanding at June 30, 2023 totaled approximately $2.2 million. At June 30, 2023, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
The 2022 Revolving Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries.
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement (the "2021 Credit Facility") to amend and restate the 2018 Credit Facility (as previously restated and amended) among the LLC, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent. The 2021 Credit Facility provided for revolving loans, swing line loans and letters of credit (the “2021 Revolving Credit Facility”) up to a maximum aggregate amount of $600 million and also permitted the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. The LLC repaid the outstanding amounts under the 2021 Credit Facility in the third quarter of 2022 in connection with entering into the 2022 Credit Facility.
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

The following table provides the Company’s outstanding long-term debt and effective interest rates at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.10%	390,000	5.20%	395,000
2022 Revolving Credit Facility	7.17%	92,000	5.98%	155,000
Less: Unamortized debt issuance costs		(14,327)		(15,532)
Total debt		$1,767,673		$1,834,468
Less: Current Portion, term loan facilities		(10,000)		(10,000)
Long-term debt		$1,757,673		$1,824,468
Annual maturities of the Company's debt obligations are as follows (in thousands):

2023	$10,000
2024	10,000
2025	15,000
2026	25,000
2027	422,000
2028 and thereafter	1,300,000
$1,782,000
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2023
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	300,000	241,500
2029 Senior Notes	April 15, 2029	5.250%	2	1,000,000	875,000
Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. In connection with entering into the 2022 Credit Facility, the Company recognized $2.5 million in deferred financing costs associated with the 2022 Term Loan, and $2.8 million in deferred financing costs associated with the 2022 Revolving Credit Facility. In connection with the 2032 Senior Notes offering in November 2021, the Company recorded $4.3 million in deferred financing costs, and the Company recorded $12.0 million in deferred financing costs related to the 2029 Senior Notes offering in March 2021.
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

The following table summarizes debt issuance costs at June 30, 2023 and December 31, 2022, and the balance sheet classification in each of the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(11,770)	(9,760)
Deferred debt issuance costs, net	$20,756	$22,766

Balance sheet classification:
Other noncurrent assets	$6,429	$7,234
Long-term debt	14,327	15,532
	$20,756	$22,766

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
The Company repurchased 96,800 shares for approximately $1.9 million and 306,800 shares for approximately $5.9 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, $44.1 million remained available to purchase under the share repurchase program.
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
During the three and six months ended June 30, 2023, there were no sales of Trust common shares under the Sales Agreement as the at-the-market program is not active when the share repurchase program is active.
During the three and six months ended June 30, 2022, the Company sold 1,817,505 and 2,529,938 Trust common shares under the Sales Agreement, respectively. During the same periods, the Company received total net proceeds of approximately $42.1 million and $62.3 million, respectively, from these sales, and incurred approximately $0.7 million and $1.1 million in commissions payable to the Sales Agents.

The Company incurred approximately $0.1 million in total costs related to the ATM program during both the three and six months ended June 30, 2023 and 2022.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust interests.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at June 30, 2023, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (as determined by a calculation agent) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At June 30, 2023, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.

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
Sale Event
The sale of Advanced Circuits in February 2023 represented a Sale Event and the Company's board of director's approved a distribution of $24.4 million in the second quarter of 2023. In addition, the Company's board of directors approved a distribution of $2.1 million related to various sale proceeds received related to previous Sale Events. These distributions were paid to the Holders of the Allocation Interests in April 2023.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net income (loss) attributable to the common shares of Holdings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income from continuing operations attributable to Holdings	$9,374	$22,897	$17,396	$36,337
Less: Distributions paid - Allocation Interests	26,475	—	26,475	—
Less: Distributions paid - Preferred Shares	6,046	6,046	12,091	12,091
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$(26,016)	$13,982	$(24,039)	$21,377
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to common shares of Holdings	$(26,016)	$13,982	$(24,039)	$21,377
Less: Effect of contribution based profit - Holding Event	3,206	4,641	6,608	7,884
Net income (loss) from continuing operations attributable to common shares of Holdings	$(29,222)	$9,341	$(30,647)	$13,493

Income from discontinued operations attributable to Holdings	$4,232	$3,470	$101,607	$13,792
Less: Effect of contribution based profit - Holding Event	—	569	—	1,198
Income from discontinued operations attributable to common shares of Holdings	$4,232	$2,901	$101,607	$12,594

Basic and diluted weighted average common shares outstanding	71,932	70,227	72,055	69,804

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.41)	$0.13	$(0.43)	$0.19
Discontinued operations	0.06	0.04	1.41	0.18
	$(0.35)	$0.17	$0.98	$0.37
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
April 1, 2023 - June 30, 2023 (1)	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023
October 1, 2022 - December 31, 2022	$0.25	$18,051	January 19, 2023	January 26, 2023
July 1, 2022 - September 30, 2022	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022

Series A Preferred Shares:
April 30, 2023 - July 29, 2023 (1)	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022

Series B Preferred Shares:
April 30, 2023 - July 29, 2023 (1)	$0.4921875	$1,969	July 15, 2023	July 30, 2023

January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$1,969	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022

Series C Preferred Shares:
April 30, 2023 - July 29, 2023 (1)	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
(1) This distribution was     declared on July 5, 2023.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2023 and December 31, 2022:

	% Ownership (1) June 30, 2023		% Ownership (1) December 31, 2022
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.5	88.3	97.7	88.3
BOA	91.8	83.3	91.8	83.5
Ergobaby	81.6	72.8	81.6	72.8
Lugano	59.9	54.9	59.9	55.2
Marucci	90.0	80.9	91.0	82.1
PrimaLoft	90.7	82.0	90.7	83.7
Velocity Outdoor	99.4	87.7	99.4	87.7
Altor	99.8	87.9	99.8	88.2
Arnold	98.0	85.5	98.0	85.5
Sterno	99.4	90.7	99.4	90.7
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2023	December 31, 2022
5.11	$17,841	$17,186
BOA	38,448	36,215
Ergobaby	16,487	16,020
Lugano	90,581	82,967
Marucci	25,892	20,045
PrimaLoft	36,164	36,263
Velocity Outdoor	6,516	6,115
Altor	5,657	5,077
Arnold	1,587	1,475
Sterno	1,542	2,046
Allocation Interests	100	100
	$240,815	$223,509

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis during the year ended December 31, 2022. There were no assets or liabilities measured on a recurring basis during the six months ended June 30, 2023.

	Fair Value Measurements at December 31, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(142)	$—	$—	$(142)
Contingent consideration - acquisition (2)	(1,300)	—	—	(1,300)
Total recorded at fair value	$(1,442)	$—	$—	$(1,442)

(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition. The put option was terminated during the period ended March 31, 2023.
(2)Represents potential earn-out payable as additional purchase price consideration by Velocity in connection with the acquisition of King's Camo. The payment of the earn-out occurred during the second quarter of 2023.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2022 through June 30, 2023 are as follows (in thousands):

Level 3
Balance at January 1, 2022	$(1,501)
Contingent consideration - King's Camo	(1,600)
Adjustment to contingent consideration - King's Camo	300
Payment of contingent consideration - Polyfoam	1,350
Increase in the fair value of put option of noncontrolling shareholder - 5.11	9
Balance at December 31, 2022	$(1,442)
Termination of put option of noncontrolling shareholder - 5.11	142
Adjustment to contingent consideration - King's Camo	25
Payment of contingent consideration - King's Camo	1,275
Balance at June 30, 2023	$—

Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2022. Refer to "Note G - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets or liabilities measured on a non-recurring basis during the six months ended June 30, 2023.

					Expense
	Fair Value Measurements at December 31, 2022				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2022
Goodwill - Ergo	$40,896	—	—	$40,896	$20,552
Note M — Income taxes
The Company estimates its annual effective tax rate each fiscal quarter and applies that estimated rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur. The Company's parent, the Trust, is subject to entity-level U.S. federal, state and local corporate income taxes on the Company's earnings that flow through to the Trust.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2023 and 2022 is as follows:

	Six months ended June 30,
	2023	2022
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	1.6	5.2
Foreign income taxes	4.6	3.0
Impact of subsidiary employee stock options	(1.8)	0.9
Utilization of tax credits	(2.9)	(4.4)
Non-recognition of various carryforwards at subsidiaries	13.1	(0.1)
United States tax on foreign income	(1.3)	—
Other	1.2	0.8
Effective income tax rate	35.5%	26.4%

Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $1.7 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2023. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service cost	$91	$107	$181	$217
Interest cost	62	10	122	21
Expected return on plan assets	(55)	(18)	(109)	(37)
Amortization of unrecognized loss	(9)	(7)	(18)	(14)
Effect of curtailment	—	(28)	(13)	(31)
Net periodic benefit cost	$89	$64	$163	$156
During the six months ended June 30, 2023, per the terms of the pension agreement, Arnold contributed $0.2 million to the plan. For the remainder of 2023, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2023 were considered Level 3.
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
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and six months ended June 30, 2023 and 2022. The Company recognized $13.6 million and $25.9 million in the three and six months ended June 30, 2023 and $10.6 million and $21.0 million in the three and six months ended June 30, 2022, respectively, in expense related to operating leases in the condensed consolidated statements of operations.

The maturities of lease liabilities at June 30, 2023 are as follows (in thousands):

2023 (excluding six months ended June 30, 2023)	$19,337
2024	40,287
2025	36,936
2026	33,561
2027	29,124
Thereafter	73,014
Total undiscounted lease payments	$232,259
Less: Interest	53,113
Present value of lease liabilities	$179,146
The calculated amount of the right-of-use assets and lease liabilities are impacted by the length of the lease term and discount rate used to present value the minimum lease payments. The Company's lease agreements often include one or more options to renew at the company's discretion. In general, it is not reasonably certain that lease renewals will be exercised at lease commencement and therefore lease renewals are not included in the lease term. As the discount rate is rarely determinable, the Company utilizes the incremental borrowing rate of the subsidiary entering into the lease arrangement, on a collateralized basis, over a similar term as adjusted for any country specific risk.
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (years)	6.31	5.98
Weighted-average discount rate	7.89%	7.18%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2023	December 31, 2022

Operating lease right-of-use assets	Other non-current assets	$156,918	$147,518
Current portion, operating lease liabilities	Other current liabilities	$29,441	$28,497
Operating lease liabilities	Other non-current liabilities	$149,705	$139,529
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,297	$13,929
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,994	$19,947

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
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at March 31, and June 30, 2023 than would normally have been due. At March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
Integration Services Agreements
PrimaLoft, which was acquired in July 2022, entered into an Integration Services Agreement ("ISA") with CGM whereby PrimaLoft paid CGM an integration services fee of $4.8 million quarterly over the twelve-month period ended June 30, 2023.
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
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $1.0 million during the three and six months ended June 30, 2023, respectively and $0.5 million and $0.8 million during the three and six months ended June 30, 2022, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.7 million and $20.4 million from this supplier during the three and six months ended June 30, 2023, respectively and $15.9 million and $31.1 million during the three and six months ended and June 30, 2022, respectively.
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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of ten businesses, or operating segments, at June 30, 2023. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), PrimaLoft Technologies Holdings, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at June 30, 2023 as follows:

		Ownership Interest - June 30, 2023
Business	Acquisition Date	Primary	Diluted
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.5%
Sterno	October 10, 2014	99.4%	90.7%
5.11	August 31, 2016	97.5%	88.3%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	99.8%	87.9%
Marucci Sports	April 20, 2020	90.0%	80.9%
BOA	October 16, 2020	91.8%	83.3%
Lugano	September 3, 2021	59.9%	54.9%
PrimaLoft	July 12, 2022	90.7%	82.0%
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
Marucci Sports - Marucci is a leading designer, manufacturer, and marketer of premium wood and metal baseball bats, composite bats, fielding gloves, batting gloves, bags, protective gear, sunglasses, on and off-field apparel, and other baseball and softball equipment used by professional and amateur athletes. Marucci also develops corporate-owned and franchised sports training facilities. Marucci is headquartered in Baton Rouge, Louisiana.
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
Velocity Outdoor - A leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories, Velocity offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns. Velocity Outdoor is headquartered in Bloomfield, New York.
Niche Industrial
Altor Solutions - Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Altor operates 18 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Altor Solutions is headquartered in Scottsdale, Arizona.

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
Sterno - Sterno, headquartered in Plano, Texas, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming fuels for the hospitality and consumer markets, flameless candles and house and garden lighting for the home decor market, and wickless candle products used for home decor and fragrance systems.
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
Significant Trends Impacting Our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment continues to remain dynamic as global macroeconomic trends, including inflationary pressures and rising interest rates, are weakening consumer sentiment and negatively impacting consumer spending behavior. We expect changing market conditions and continued inflationary pressures to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers. We continue to experience modest inflationary cost increases in our materials, labor and transportation costs, although transportation costs have normalized after reaching a peak in the first half of 2022. We took numerous actions during 2022 to build capacity as well as increase our supply chain related resources, including increasing inventory levels and investing in automated systems to increase production efficiency. We have begun seeing our lead-times for inventory begin to stabilize, which we expect will allow for more accurate forecasting in the second half of 2023. We are experiencing continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and global supply chain disruptions. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
Business Outlook
The Company anticipates that the areas of focus for the second half of 2023, which are generally applicable to each of our businesses, include:
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

Recent Events
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing of which $66.9 million related to the repayment of intercompany loans with the Company. We recorded a gain on sale of $98.0 million, net of an income tax provision of $6.8 million related to the sale of Advanced Circuits in the first quarter of 2023. We recorded additional gain on sale of $2.1 million in the second quarter of 2023 related to the working capital settlement, and adjusted the income tax provision to $4.6 million, reflecting the loss at the LLC during the first half of the year.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2023 and June 30, 2022, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our subsidiary businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and six months ended June 30, 2023 and 2022, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP), and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2023 and 2022, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of PrimaLoft in July 2022, the pro forma results of operations for the PrimaLoft business segment has been prepared as if we purchased this business on January 1, 2022. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net revenues	$524,159	$515,597	$1,066,387	$1,026,110
Cost of revenues	287,269	303,840	591,666	613,538
Gross profit	236,890	211,757	474,721	412,572
Selling, general and administrative expense	148,218	125,624	294,383	246,296
Fees to manager	16,920	14,901	33,315	29,337
Amortization of intangibles	26,677	20,921	53,051	42,026
Operating income	45,075	50,311	93,972	94,913
Interest expense	(26,615)	(17,519)	(52,795)	(34,938)
Amortization of debt issuance costs	(1,024)	(865)	(2,029)	(1,731)
Other income (expense)	(101)	737	1,026	2,773
Income from continuing operations before income taxes	17,335	32,664	40,174	61,017
Provision for income taxes	4,444	6,132	14,280	16,108
Net income from continuing operations	$12,891	$26,532	$25,894	$44,909

Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net revenues
Consolidated net revenues for the three months ended June 30, 2023 increased by approximately $8.6 million, or 1.7%, compared to the corresponding period in 2022. Our PrimaLoft business, which we acquired in July 2022, contributed $22.2 million to the increase. During the three months ended June 30, 2023 compared to 2022, we also saw increases in net sales at 5.11 ($6.0 million increase), Marucci ($9.6 million increase), Lugano ($21.9 million increase), and Arnold ($1.4 million increase), offset by a decrease in net revenue at BOA ($21.3 million decrease), Velocity Outdoor ($16.0 million decrease), Altor Solutions ($5.3 million decrease) and Sterno ($9.6 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
We do not generate any revenues apart from those generated by our subsidiaries. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. We make loans from the Company to our subsidiary businesses and also hold equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and additional principal payments on those loans. However, on a consolidated basis, these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $16.6 million during the three months ended June 30, 2023 compared to the corresponding period in 2022. We saw notable decreases in cost of revenues at BOA ($7.7 million decrease), Velocity ($11.0 million decrease), Altor ($11.0 million decrease), and Sterno ($9.0 million decrease) that corresponded to the decrease in revenue noted above. These decreases were offset by increases in cost of revenue at several of our businesses. Our PrimaLoft business contributed $8.2 million in cost of revenues for the quarter ended June 30, 2022. We also saw increases in cost of revenues at 5.11 ($3.2 million increase), Lugano ($7.8 million increase) and Marucci ($2.0 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 45.2% in the three months ended June 30, 2023 compared to 41.1% in the three months ended June 30, 2022. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022 is primarily attributable to the implementation of price increases at most of our subsidiary businesses in response to rising costs, and the mix of products with the increase in net revenue at our higher margin businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.

Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $22.6 million during the three months ended June 30, 2023, compared to the corresponding period in 2022. A portion of the increase in selling general and administrative expense in the second quarter of 2023 is due to our PrimaLoft acquisition in July 2022 ($5.7 million of the increase, of which $1.2 million was attributable to integration services fees). We also saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, particularly 5.11 ($4.5 million of the increase), Lugano ($6.6 million of the increase) and Marucci ($2.8 million). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $4.1 million in the second quarter of 2023 and $3.4 million in the second quarter of 2022, an increase of $0.7 million primarily due to an increase in professional fees.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2023, we incurred approximately $16.9 million in management fees as compared to $14.9 million in fees in the three months ended June 30, 2022. The increase in management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second quarter of 2023 than would have normally been due.
Amortization expense
Amortization expense for the three months ended June 30, 2023 increased $5.8 million as compared to the three months ended June 30, 2022 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022.
Interest expense
We recorded interest expense totaling $26.6 million for the three months ended June 30, 2023 compared to $17.5 million for the comparable period in 2022, an increase of $9.1 million. The increase in interest expense in the current quarter reflects higher amounts outstanding on our revolving credit facility in the current year, the interest expense associated with our 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft, and the higher interest rate environment in the current quarter versus the comparable quarter in the prior year.
Other income (expense)
For the quarter ended June 30, 2023, we recorded $0.1 million in other expense as compared to $0.7 million in other income in the quarter ended June 30, 2022, a decrease in other expense of $0.8 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $4.4 million during the three months ended June 30, 2023 compared to an income tax provision of $6.1 million during the same period in 2022, a decrease of $1.7 million. Our income before income taxes for the quarter ended June 30, 2023 decreased by approximately $15.3 million as compared to the prior year quarter. During the second quarter of 2023, we had an effective income tax rate of 35.5% as compared to an effective income tax rate of 26.4% for the second quarter of 2022. During the second quarter of 2023, the effective income tax rate differed from the U.S. statutory rate of 21.0% primarily due to foreign income taxes and limitations on the use of net operating loss carryforwards and the deduction of interest expense at our subsidiaries, while in the second quarter of 2022, the difference with the U.S. statutory rate was primarily attributable to the effect of state and local income taxes.

Six months ended June 30, 2023 compared to six months ended June 30, 2022
Net revenues
Consolidated net revenues for the six months ended June 30, 2023 increased by approximately $40.3 million, or 3.9%, compared to the corresponding period in 2022. Our PrimaLoft business, which we acquired in July 2022, contributed $46.7 million to the increase. During the six months ended June 30, 2023 compared to 2022, we also saw significant increases in net sales at 5.11 ($26.4 million increase), Marucci ($15.8 million increase), Lugano ($38.8 million increase), Ergobaby ($1.9 million increase) and Arnold ($3.3 million increase), partially offset by a decrease in net revenue at BOA ($40.1 million decrease), Velocity Outdoor ($33.4 million decrease), Altor Solutions ($7.6 million decrease) and Sterno ($11.5 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
We do not generate any revenues apart from those generated by our subsidiaries. We may generate interest income on the investment of available funds, but expect such earnings to be minimal. We make loans from the Company to our subsidiary businesses and also hold equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and additional principal payments on those loans. However, on a consolidated basis, these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $21.9 million during the six months ended June 30, 2023 compared to the corresponding period in 2022. We saw notable decreases in cost of revenues at BOA ($13.6 million decrease), Velocity ($23.1 million decrease), Altor ($15.9 million decrease), and Sterno ($12.9 million decrease) that corresponded to the decrease in revenue noted above. Our Marucci business also saw a decrease in cost of sales of $1.2 million, despite an increase in revenue in the current period versus the comparable period in 2022. In the first half of 2022, Marucci had increased air freight costs as they worked to offset supply chain shortages. These decreases were offset by increases in cost of revenue at several of our businesses. Our PrimaLoft business contributed $17.1 million in cost of revenues for the six months ended June 30, 2023. We also saw increases in cost of revenues at 5.11 ($12.9 million increase), and Lugano ($13.9 million increase) that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 44.5% in the six months ended June 30, 2023 compared to 40.2% in the six months ended June 30, 2022. The increase in gross profit as a percentage of net sales in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily attributable to the implementation of price increases at most of our subsidiary businesses in response to rising costs, and the mix of products sold, with increases in net revenue at our higher margin businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $48.1 million during the six months ended June 30, 2023, compared to the corresponding period in 2022. A portion of the increase in selling general and administrative expense in the six months ended June 30, 2023 is due to our PrimaLoft acquisition in July 2022 ($10.8 million of the increase, of which $2.4 million was attributable to integration services fees). We also saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, particularly 5.11 ($13.5 million of the increase), Lugano ($11.1 million of the increase) and Marucci ($5.5 million). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $8.9 million in the first half of 2023 and $7.0 million in the first half of 2022, an increase of $1.9 million due to the timing of investor relation events and an increase in professional fees.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2023, we incurred approximately $33.3 million in management fees as compared to $29.3 million in fees in the six months ended June 30, 2022. The increase in management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first half of 2023 than would have normally been due.

Amortization expense
Amortization expense for the six months ended June 30, 2023 increased $11.0 million as compared to the six months ended June 30, 2022 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022.
Interest expense
We recorded interest expense totaling $52.8 million for the six months ended June 30, 2023 compared to $34.9 million for the comparable period in 2022, an increase of $17.9 million. The increase in interest expense in the current period reflects higher amounts outstanding on our revolving credit facility in the current year, the interest expense associated with our 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft, and the higher interest rate environment in the current year versus the comparable period in the prior year.
Other income (expense)
For the six months ended June 30, 2023, we recorded $1.0 million in other income as compared to $2.8 million in other income in the six months ended June 30, 2022, a decrease in other income of $1.7 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the prior year, we recognized a non-recurring settlement of $1.8 million at Marucci, which contributed to the decrease in the current period.
Income taxes
We had an income tax provision of $14.3 million during the six months ended June 30, 2023 compared to an income tax provision of $16.1 million during the same period in 2022, a decrease of $1.8 million. Our income before income taxes for the six months ended June 30, 2023 decreased by approximately $20.8 million as compared to the prior year six months ended. During the first half of 2023, we had an effective income tax rate of 35.5% as compared to an effective income tax rate of 26.4% for the first half of 2022. During the first half of 2023, the effective income tax rate differed from the U.S. statutory rate of 21.0% primarily due to foreign income taxes and limitations on the use of net operating loss carryforwards and interest expense deductions at our subsidiaries, while in the first half of 2022, the difference with the U.S. statutory rate was primarily attributable to the effect of state and local income taxes.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$126,030	100.0%	$120,048	100.0%	$250,482	100.0%	$224,071	100.0%
Gross profit	$67,893	53.9%	$65,104	54.2%	$132,836	53.0%	$119,285	53.2%
SG&A	$54,870	43.5%	$50,358	41.9%	$109,701	43.8%	$96,192	42.9%
Segment operating income	$10,582	8.4%	$12,305	10.3%	$18,252	7.3%	$18,210	8.1%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were $126.0 million as compared to net sales of $120.0 million for the three months ended June 30, 2022, an increase of $6.0 million, or 5.0%. This increase was driven by a $9.0 million increase in direct-to-consumer sales largely due to strong demand in digital sales, in addition to sales from thirty new retail store openings since June 2022 (bringing the total store count to 121 as of June 30, 2023), as well as a $1.6 million increase in international sales resulting from strong demand and inventory availability. These increases in sales were offset by a decrease of $5.5 million in domestic wholesale sales due to a greater fulfillment of backorders in the prior comparable period.
Gross profit
Gross profit as a percentage of net sales was 53.9% in the three months ended June 30, 2023 as compared to 54.2% for the three months ended June 30, 2022. Gross profit as a percentage of net sales for the three months ended June 30, 2023 was unfavorably impacted by increased product costs and promotional activity to drive sales, which was offset favorably by price increases, as well as customer mix and product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 was $54.9 million, or 43.5% of net sales compared to $50.4 million, or 41.9% of net sales for the comparable period in 2022. The increase in selling, general and administrative expense was largely driven by the costs associated with additional retail stores, increased headcount from June 30, 2022, as well as increased sales and marketing spend related to the increase in digital sales, and increased usage of temporary labor during the current quarter.
Segment operating income
Segment operating income for the three months ended June 30, 2023 was $10.6 million, a decrease of $1.7 million when compared to segment operating income of $12.3 million for the same period in 2022, based on the factors described above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were $250.5 million as compared to net sales of $224.1 million for the six months ended June 30, 2022, an increase of $26.4 million, or 11.8%. This increase is primarily driven by an $18.0 million increase in direct-to-consumer sales largely due to strong demand in digital sales, in addition to sales from thirty new retail store openings since June 2022 (bringing the total store count to 121 as of June 30, 2023). Additionally, international sales increased $6.5 million and domestic wholesale sales increased $3.6 million resulting from strong demand and inventory availability improvement as compared to the prior year. These increases were offset by a $1.9 million decrease in direct to agency sales due to a large contract fulfillment in the prior comparable period.
Gross profit
Gross profit as a percentage of net sales was 53.0% in the six months ended June 30, 2023 as compared to 53.2% for the six months ended June 30, 2022. Gross profit percentage for the six months ended June 30, 2023 was unfavorably impacted by increased product costs, promotional activity to drive sales and lower margin on direct to agency sales, which was offset favorably by price increases, as well as customer mix and product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2023 was $109.7 million, or 43.8% of net sales compared to $96.2 million, or 42.9% of net sales for the comparable period in 2022. The increase in selling, general and administrative expense for the six months ended June 30, 2023 was largely driven by the costs associated with additional retail stores, increased headcount from June 30, 2022, as well as increased sales and marketing spend related to the increase in digital sales, increased usage of temporary labor, and bonus related expenses.
Segment operating income
Segment operating income for the six months ended June 30, 2023 was $18.3 million, which represents a slight increase when compared to segment operating income of $18.2 million for the same period in 2022, based on the factors described above.
BOA

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$38,123	100.0%	$59,386	100.0%	$76,109	100.0%	$116,196	100.0%
Gross profit	$22,807	59.8%	$36,406	61.3%	$45,598	59.9%	$72,098	62.0%
SG&A	$10,573	27.7%	$13,785	23.2%	$21,233	27.9%	$26,498	22.8%
Segment operating income	$8,050	21.1%	$18,451	31.1%	$16,001	21.0%	$37,262	32.1%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were $38.1 million as compared to net sales of $59.4 million for the three months ended June 30, 2022, a decrease of $21.3 million, or 35.8%. The main factor of the decrease in sales was higher than anticipated end market inventory levels due to supply chain normalization and corresponding inventory ordering surge experienced in many of our industries in 2022. We anticipate a normalization of inventory levels by the end of this year.
Gross profit
Gross profit as a percentage of net sales was 59.8% in the three months ended June 30, 2023 as compared to 61.3% for the three months ended June 30, 2022. The decrease in gross profit as a percentage of net sales was driven by fixed manufacturing overhead expenses and an increase in depreciation related to tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 was $10.6 million, or 27.7% of net sales compared to $13.8 million, or 23.2% of net sales for the comparable period in 2022. The decrease in selling, general, and administrative expense is primarily due to decreased employee costs related to BOA’s bonus plan.
Segment operating income
Segment operating income for the three months ended June 30, 2023 was $8.1 million, a decrease of $10.4 million when compared to segment operating income of $18.5 million for the same period in 2022, based on the factors described above.

Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were $76.1 million as compared to net sales of $116.2 million for the six months ended June 30, 2022, a decrease of $40.1 million, or 34.5%. The main factor of the decrease in sales was higher than anticipated end market inventory levels due to supply chain normalization and corresponding inventory ordering surge experienced in many of our industries in 2022. We anticipate a normalization of inventory levels by the end of this year.
Gross profit
Gross profit as a percentage of net sales was 59.9% in the six months ended June 30, 2023 as compared to 62.0% for the six months ended June 30, 2022. The decrease in gross profit as a percentage of net sales was driven by fixed manufacturing overhead expenses and an increase in depreciation related to tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2023 was $21.2 million, or 27.9% of net sales compared to $26.5 million, or 22.8% of net sales for the comparable period in 2022. The decrease in selling, general, and administrative expense is primarily due to decreased employee costs related to BOA’s bonus plan.
Segment operating income
Segment operating income for the six months ended June 30, 2023 was $16.0 million, a decrease of $21.3 million when compared to segment operating income of $37.3 million for the same period in 2022, based on the factors described above.
Ergobaby

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$26,149	100.0%	$26,506	100.0%	$48,567	100.0%	$46,716	100.0%
Gross profit	$16,804	64.3%	$16,795	63.4%	$30,919	63.7%	$28,972	62.0%
SG&A	$12,286	47.0%	$11,258	42.5%	$24,023	49.5%	$21,725	46.5%
Segment operating income	$2,526	9.7%	$3,549	13.4%	$2,914	6.0%	$3,273	7.0%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were $26.1 million, a decrease of $0.4 million, or 1.3%, compared to the same period in 2022. During the three months ended June 30, 2023, international sales were approximately $16.1 million, representing a decrease of $0.5 million over the corresponding period in 2022, primarily as a result of European distributor sales. Domestic sales were $10.0 million in the second quarter of 2023, reflecting an increase of $0.2 million compared to the corresponding period in 2022. The increase in sales was primarily due to increases on our owned websites which were offset by the closure of a large domestic retailer.
Gross profit
Gross profit as a percentage of net sales was 64.3% for the three months ended June 30, 2023, as compared to 63.4% for the three months ended June 30, 2022. The increase in gross profit as a percentage of sales was due to shifts in channel mix.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.0 million quarter over quarter, with expense of $12.3 million, or 47.0% of net sales for the three months ended June 30, 2023 as compared to $11.3 million or 42.5% of net sales for the same period of 2022. The increase in selling, general and administrative expense in the three months ended June 30, 2023 as compared to the comparable period in the prior year is due to payroll expenses and accruals, transportation costs and warehousing as well as increased marketing expenses.

Segment operating income
Ergobaby had segment operating income of $2.5 million for the three months ended June 30, 2023, a decrease of $1.0 million compared to the same period in 2022, based on the factors noted above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were $48.6 million, an increase of $1.9 million, or 4.0%, compared to the same period in 2022. During the six months ended June 30, 2023, international sales were approximately $29.7 million, representing an increase of $1.0 million over the corresponding period in 2022, primarily as a result of Asia-Pacific and Latin America distributor sales. Domestic sales were $18.8 million in the first half of 2023, reflecting an increase of $0.8 million compared to the corresponding period in 2022. The increase in sales was primarily due to our owned websites as well as key accounts. Both groups saw increases in existing product categories as well as continued sales from products launched late last year.
Gross profit
Gross profit as a percentage of net sales was 63.7% for the six months ended June 30, 2023, as compared to 62.0% for the six months ended June 30, 2022. The increase in gross profit as a percentage of sales was due to a reduction in inbound freight compared to the prior year as well as shifts in channel mix.
Selling, general and administrative expense
Selling, general and administrative expense increased $2.3 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, with expense of $24.0 million, or 49.5% of net sales for the six months ended June 30, 2023 as compared to $21.7 million or 46.5% of net sales for the same period of 2022. The increase in selling, general and administrative expense in the six months ended June 30, 2023 as compared to the comparable period in the prior year is due to payroll expenses and accruals, transportation costs and warehousing as well as increased marketing expenses.
Segment operating income
Ergobaby had segment operating income of $2.9 million for the six months ended June 30, 2023, a decrease of $0.4 million compared to the same period in 2022, based on the factors noted above.
Lugano

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$60,949	100.0%	$39,065	100.0%	$124,836	100.0%	$86,084	100.0%
Gross profit	$33,698	55.3%	$19,647	50.3%	$67,975	54.5%	$43,079	50.0%
SG&A	$15,138	24.8%	$8,575	22.0%	$28,211	22.6%	$17,063	19.8%
Segment operating income	$17,133	28.1%	$9,644	24.7%	$36,909	29.6%	$23,250	27.0%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the quarter ended June 30, 2023 increased approximately $21.9 million, or 56.0%, to $60.9 million, compared to the corresponding quarter ended June 30, 2022. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C. and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano also opened its Washington D.C. location in March 2023 and expects to open more retail locations in the near term to further expand sales opportunities.

Gross profit
Gross profit as a percentage of net sales totaled approximately 55.3% and 50.3% for the quarters ended June 30, 2023 and June 30, 2022, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The increase in margins is attributable to pricing and product mix, especially in its higher priced jewelry pieces.
Selling, general and administrative expense
Selling, general and administrative expense was $15.1 million for the three months ended June 30, 2023 as compared to $8.6 million in selling, general and administrative expense in the three months ended June 30, 2022. Selling, general and administrative expense represented 24.8% of net sales in the three months ended March 31, 2023 and 22.0% of net sales for the same period of 2022. The increase in selling, general and administrative expense is primarily due to increased marketing spend and personnel costs. Lugano has increased its head count in the last year as it invests in additional professionals to support its growth.
Segment operating income
Segment operating income increased during the three months ended June 30, 2023 to $17.1 million, as compared to $9.6 million in the corresponding period in 2022. This increase was a result of the factors noted above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 increased approximately $38.8 million, or 45.0%, to $124.8 million, compared to the corresponding six months ended June 30, 2022. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C. and Colorado, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced an increase in sales from its existing locations as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano also opened its Washington D.C. location in March 2023 and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 54.5% and 50.0% for the six months ended June 30, 2023 and June 30, 2022, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $28.2 million for the six months ended June 30, 2023 as compared to $17.1 million in selling, general and administrative expense in the six months ended June 30, 2022. Selling, general and administrative expense represented 22.6% of net sales in the six months ended June 30, 2023 and 19.8% of net sales for the same period of 2022. The increase in selling, general and administrative expense is attributable to increased marketing spend and personnel costs in support of Lugano’s growth in sales and expansion into new markets as well as rent and operating costs for its new locations.
Segment operating income
Segment operating income increased during the six months ended June 30, 2023 to $36.9 million, as compared to $23.3 million in the corresponding period in 2022. This increase was a result of the factors noted above.

Marucci Sports

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$37,270	100.0%	$27,636	100.0%	$95,565	100.0%	$79,728	100.0%
Gross profit	$20,249	54.3%	$12,612	45.6%	$53,016	55.5%	$35,958	45.1%
SG&A	$14,462	38.8%	$11,710	42.4%	$30,364	31.8%	$24,833	31.1%
Segment operating income (loss)	$2,962	7.9%	$(1,436)	(5.2)%	$17,302	18.1%	$6,449	8.1%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were $37.3 million, an increase of $9.6 million as compared to net sales of $27.6 million for the three months ended June 30, 2022. The increase in net sales was due to increased customer demand, particularly at big-box retailers and through direct-to-consumer channels, and market share growth in Marucci's key product lines, including aluminum and wood bats, and batting gloves. Marucci completed an add-on acquisition in early April, Baum Bat, a designer and manufacturer of composite bats, which allowed further penetration of the wood bat market during the quarter.
Gross profit
Gross profit for the quarter ended June 30, 2023 increased $7.6 million as compared to the three months ended June 30, 2022. Gross profit as a percentage of net sales for the three months ended June 30, 2023 was 54.3%, as compared to gross profit as a percentage of sales of 45.6% for the three months ended June 30, 2022. The increase in gross profit as a percentage of net sales during the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022, was primarily due to higher spending on air-freight in the prior year quarter as supply chain issues led to increased transportation costs, and higher direct to consumer sales during the current quarter, which carry higher margins.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 was $14.5 million, or 38.8% of net sales compared to $11.7 million, or 42.4% of net sales for the three months ended June 30, 2022. The increase in selling, general and administrative expense for the three months ended June 30, 2023 partially correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci also incurred additional promotional and marketing expenses in the current quarter due to seasonal programs at several retail customers, and increased operational expenses to support its growth.
Segment operating income (loss)
Segment operating income for the three months ended June 30, 2023 was $3.0 million, an increase of $4.4 million when compared to segment operating loss of $1.4 million for the same period in 2022, primarily as a result of the factors noted above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were $95.6 million, an increase of $15.8 million as compared to net sales of $79.7 million for the six months ended June 30, 2022. The increase in net sales was primarily due to increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the six months ended June 30, 2023 increased $17.1 million as compared to the six months ended June 30, 2022. Gross profit as a percentage of net sales for the six months ended June 30, 2023 was 55.5%, as compared to gross profit as a percentage of sales of 45.1% for the six months ended June 30, 2022. The increase in gross profit as a percentage of net sales during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, was primarily due to higher spending on air-freight in the prior year as supply chain issues led to increased transportation costs, and higher direct to consumer sales during the current year, which carry higher margins.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2023 was $30.4 million, or 31.8% of net sales compared to $24.8 million, or 31.1% of net sales for the six months ended June 30, 2022. The increase in selling, general and administrative expense for the six months ended June 30, 2023 partially correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci also incurred additional promotional and marketing expenses in the current period due to seasonal programs at several retail customers, and increased operational expenses to support its growth.
Segment operating income
Segment operating income for the six months ended June 30, 2023 was $17.3 million, an increase of $10.9 million when compared to segment operating income of $6.4 million for the same period in 2022, primarily as a result of the factors noted above.
PrimaLoft
In the following results of operations, we provide comparative pro forma results of operations for PrimaLoft for the three and six months ended June 30, 2022 as if we had acquired the business on January 1, 2022. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for PrimaLoft have been included in the consolidated results of operation from the date of acquisition in July 2022.

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
			Pro forma				Pro forma
Net sales	$22,160	100.0%	$27,118	100.0%	$46,689	100.0%	$52,866	100.0%
Gross profit	$13,977	63.1%	$16,539	61.0%	$29,557	63.3%	$32,035	60.6%
SG&A	$5,706	25.7%	$5,514	20.3%	$10,812	23.2%	$10,226	19.3%
Segment operating income	$2,817	12.7%	$5,572	20.5%	$7,838	16.8%	$10,902	20.6%
Pro forma results of operations include the following pro form adjustments as if we had acquired PrimaLoft January 1, 2022:
•Additional amortization expense associated with the intangible assets recorded in connection with the purchase price allocation of PrimaLoft of $4.1 million and $8.1 million, respectively, for the three months and six months ended June 30, 2022.
•Management fees that would have been payable to the Manager during the period.
Three months ended June 30, 2023 compared to proforma three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were $22.2 million, a decrease of $5.0 million as compared to net sales of $27.1 million for the three months ended June 30, 2022. The decrease in net sales in the current quarter versus the quarter ended June 30, 2022 is attributable to lower ordering from existing customers as a result of higher inventory levels at retail customers which more than offset new customer wins. We expect that retail ordering will begin to normalize by the end of this year.
Gross profit
Gross profit for the quarter ended June 30, 2023 decreased $2.6 million as compared to the three months ended June 30, 2022. Gross profit as a percentage of net sales for the three months ended June 30, 2023 was 63.1%, as compared to gross profit as a percentage of sales of 61.0% for the three months ended June 30, 2022. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2023 as compared to the quarter ended June 30, 2022 is due to price increases implemented in the fourth quarter of 2022.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 was $5.7 million, or 25.7% of net sales compared to $5.5 million, or 20.3% of net sales for the three months ended June 30, 2022. Selling, general and administrative expense in the current quarter includes $1.2 million in integration services fees.
Segment operating income
Segment operating income for the three months ended June 30, 2023 was $2.8 million, a decrease of $2.8 million when compared to segment operating income of $5.6 million for the same period in 2022, primarily as a result of the factors noted above.
Six Months ended June 30, 2023 compared to proforma six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were $46.7 million, a decrease of $6.2 million as compared to net sales of $52.9 million for the six months ended June 30, 2022. The decrease in net sales in the current period versus the six months ended June 30, 2022 is attributable to higher than anticipated end market inventory levels leading to lower ordering from existing customers in the first half of the year. We expect that retail ordering will begin to normalize by the end of this year.
Gross profit
Gross profit for the six months ended June 30, 2023 decreased $2.5 million as compared to the six months ended June 30, 2022. Gross profit as a percentage of net sales for the six months ended June 30, 2023 was 63.3%, as compared to gross profit as a percentage of sales of 60.6% for the six months ended June 30, 2022. The increase in gross profit as a percentage of net sales in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is due to price increases implemented in the fourth quarter of 2022.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2023 was $10.8 million, or 23.2% of net sales compared to $10.2 million, or 19.3% of net sales for the six months ended June 30, 2022. Selling, general and administrative expense in the six months ended includes $2.4 million in integration services fees. Excluding the integration services fee, selling, general and administrative expense decreased due to reduced selling expenses resulting from the lower level of sales in the first half of 2023 as compared to the prior year.
Segment operating income
Segment operating income for the six months ended June 30, 2023 was $7.8 million, a decrease of $3.1 million when compared to segment operating income of $10.9 million for the same period in 2022, primarily as a result of the factors noted above.
Velocity Outdoor

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$37,839	100.0%	$53,846	100.0%	$71,879	100.0%	$105,292	100.0%
Gross profit	$10,001	26.4%	$14,992	27.8%	$18,016	25.1%	$28,364	26.9%
SG&A	$9,090	24.0%	$7,154	13.3%	$17,860	24.8%	$15,051	14.3%
Segment operating (loss) income	$(1,610)	(4.3)%	$5,429	10.1%	$(4,886)	(6.8)%	$8,496	8.1%

Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were $37.8 million, a decrease of $16.0 million or 29.7%, compared to the same period in 2022. The decrease in net sales for the three months ended June 30, 2023 is primarily due to softening consumer demand caused by macro-economic factors.
Gross profit
Gross profit for the quarter ended June 30, 2023 decreased $5.0 million as compared to the quarter ended June 30, 2022. Gross profit as a percentage of net sales decreased to 26.4% for the three months ended June 30, 2023 as compared to 27.8% in the three months ended June 30, 2022 due to product mix along with reduced absorption of operating costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 was $9.1 million, or 24.0% of net sales compared to $7.2 million, or 13.3% of net sales for the three months ended June 30, 2022. The increase in selling, general and administrative expense as a percentage in net sales for the three months ended June 30, 2023 as compared to the prior period is driven by reduced revenue, marketing investments associated with the King's acquisition and non-recurring expenses.
Segment operating income (loss)
Segment operating loss for the three months ended June 30, 2023 was $1.6 million, a decrease of $7.0 million when compared to segment operating income of $5.4 million for the same period in 2022 based on the factors noted above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were $71.9 million, a decrease of $33.4 million or 31.7%, compared to the same period in 2022. The decrease in net sales for the six months ended June 30, 2023 is primarily due to softening consumer demand among our target customer base due to macro-economic factors.
Gross profit
Gross profit for the six months ended June 30, 2023 decreased $10.3 million as compared to the six months ended June 30, 2022. Gross profit as a percentage of net sales decreased to 25.1% for the six months ended June 30, 2023 as compared to 26.9% in the six months ended June 30, 2022 due to product mix along with reduced absorption of operating costs.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2023 was $17.9 million, or 24.8% of net sales compared to $15.1 million, or 14.3% of net sales for the six months ended June 30, 2022. The increase in selling, general and administrative expense as a percentage of net sales for the six months ended June 30, 2023 as compared to the prior period is driven by reduced revenue, marketing investments associated with the King's acquisition and non-recurring expenses.
Segment operating income (loss)
Segment operating loss for the six months ended June 30, 2023 was $4.9 million, a decrease of $13.4 million when compared to segment operating income of $8.5 million for the same period in 2022 based on the factors noted above.

Niche Industrial Businesses
Altor Solutions

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$60,886	100.0%	$66,144	100.0%	$122,398	100.0%	$129,972	100.0%
Gross profit	$19,558	32.1%	$13,823	20.9%	$36,271	29.6%	$27,962	21.5%
SG&A	$7,739	12.7%	$5,285	8.0%	$14,921	12.2%	$11,005	8.5%
Segment operating income	$9,224	15.1%	$5,908	8.9%	$16,158	13.2%	$11,742	9.0%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the quarter ended June 30, 2023 were $60.9 million, a decrease of $5.3 million, or 7.9%, compared to the quarter ended June 30, 2022. The decrease in net sales during the quarter was due to lower volume versus the second quarter of 2022, primarily in construction and building products.
Gross profit
Gross profit as a percentage of net sales was 32.1% and 20.9% for the three months ended June 30, 2023 and 2022, respectively. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2023, was primarily due to favorable raw material market decreases.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 was $7.7 million as compared to $5.3 million for the three months ended June 30, 2022, an increase of $2.5 million. The increase in selling, general and administrative expense in the second quarter of 2023 was due to operational and administrative investments made in the business in the latter part of 2022.
Segment operating income
Segment operating income was $9.2 million in the three months ended June 30, 2023, an increase of $3.3 million as compared to the three months ended June 30, 2022, based on the factors noted above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were $122.4 million, a decrease of $7.6 million, or 5.8%, compared to the six months ended June 30, 2022. The decrease in net sales during the period was due to lower volume as compared to the prior year, primarily in construction and building products.
Gross profit
Gross profit as a percentage of net sales was 29.6% and 21.5% for the six months ended June 30, 2023 and 2022, respectively. The increase in gross profit as a percentage of net sales in the six months ended June 30, 2023, was primarily due to the combination of customer and raw material pricing adjustments.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2023 was $14.9 million as compared to $11.0 million for the six months ended June 30, 2022, an increase of $3.9 million. The increase in selling, general and administrative expense in the first half of 2023 was due to investments in organizational structure and the implementation of various strategic initiatives.
Segment operating income
Segment operating income was $16.2 million in the six months ended June 30, 2023, an increase of $4.4 million as compared to the six months ended June 30, 2022, based on the factors noted above.

Arnold

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$40,138	100.0%	$38,777	100.0%	$80,228	100.0%	$76,942	100.0%
Gross profit	$12,453	31.0%	$12,275	31.7%	$24,494	30.5%	$22,257	28.9%
SG&A	$6,090	15.2%	$6,199	16.0%	$12,342	15.4%	$11,822	15.4%
Segment operating income	$5,613	14.0%	$5,325	13.7%	$10,651	13.3%	$8,613	11.2%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were approximately $40.1 million, an increase of $1.4 million compared to the same period in 2022. International sales were $12.2 million in the three months ended June 30, 2023 and $11.3 million in the three months ended June 30, 2022. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and industrial.
Gross profit
Gross profit for the three months ended June 30, 2023 was approximately $12.5 million compared to approximately $12.3 million in the same period of 2022. Gross profit as a percentage of net sales decreased to 31.0% for the quarter ended June 30, 2023 from 31.7% in the quarter ended June 30, 2022 principally due to product mix and higher staffing related costs.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended June 30, 2023 was $6.1 million, a decrease in expense of approximately $0.1 million compared to $6.2 million for the three months ended June 30, 2022. Selling, general and administrative expense was 15.2% of net sales in the three months ended June 30, 2023 and 16.0% in the three months ended June 30, 2022.
Segment operating income
Segment operating income for the three months ended June 30, 2023 was approximately $5.6 million, an increase of $0.3 million when compared to the same period in 2022, as a result of the factors noted above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were approximately $80.2 million, an increase of $3.3 million compared to the same period in 2022. International sales were $25.7 million in the six months ended June 30, 2023 and $23.3 million in the six months ended June 30, 2022. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and industrial.
Gross profit
Gross profit for the six months ended June 30, 2023 was approximately $24.5 million compared to approximately $22.3 million in the same period of 2022. Gross profit as a percentage of net sales increased to 30.5% for the six months ended June 30, 2023 from 28.9% in the six months ended June 30, 2022 principally due to increased volume, product mix and operational improvements.
Selling, general and administrative expense
Selling, general and administrative expense in the six months ended June 30, 2023 was $12.3 million, an increase in expense of approximately $0.5 million compared to $11.8 million for the six months ended June 30, 2022. Selling, general and administrative expense was 15.4% of net sales in both the six months ended June 30, 2023 and the six months ended June 30, 2022. The increase in selling general and administrative expense was due to increased staffing related costs and increased travel and legal expenses.

Segment operating income
Segment operating income for the six months ended June 30, 2023 was approximately $10.7 million, an increase of $2.0 million when compared to the same period in 2022, as a result of the factors noted above.
Sterno

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net sales	$74,615	100.0%	$84,189	100.0%	$149,634	100.0%	$161,109	100.0%
Gross profit	$19,479	26.1%	$20,101	23.9%	$36,039	24.1%	$34,597	21.5%
SG&A	$8,154	10.9%	$7,880	9.4%	$15,984	10.7%	$15,074	9.4%
Segment operating income	$7,088	9.5%	$7,954	9.4%	$11,581	7.7%	$10,988	6.8%
Three months ended June 30, 2023 compared to three months ended June 30, 2022
Net sales
Net sales for the three months ended June 30, 2023 were approximately $74.6 million, a decrease of $9.6 million, or 11.4%, compared to the same period in 2022. The net sales variance reflects lower sales at Rimports due to changes in consumer discretionary buying behaviors as a result of inflationary pressures, partially offset by stronger sales at Sterno Products with increased spending in travel, entertainment, weddings and conventions.
Gross profit
Gross profit as a percentage of net sales increased from 23.9% for the three months ended June 30, 2022 to 26.1% for the three months ended June 30, 2023. The increase in gross profit percentage in the second quarter of 2023 as compared to the second quarter of 2022 was primarily attributable to favorable labor, overhead, and freight costs across the businesses, the effect of a price increase at Sterno Products and the mix of product sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2023 was approximately $8.2 million as compared to $7.9 million for the three months ended June 30, 2022, an increase of $0.3 million reflecting an increase in marketing related salaries and promotional activity for both divisions of the company in the current period. Selling, general and administrative expense represented 10.9% of net sales for the three months ended June 30, 2023 and 9.4% for the three months ended June 30, 2022.
Segment operating income
Segment operating income for the three months ended June 30, 2023 was approximately $7.1 million, a decrease of $0.9 million compared to the three months ended June 30, 2022 based on the factors noted above.
Six Months ended June 30, 2023 compared to six months ended June 30, 2022
Net sales
Net sales for the six months ended June 30, 2023 were approximately $149.6 million, a decrease of $11.5 million, or 7.1%, compared to the same period in 2022. The net sales variance reflects lower sales at Rimports due to changes in consumer discretionary buying behaviors as a result of inflationary pressures, partially offset by strong sales at Sterno Products with increased spending in travel, entertainment, weddings and conventions.
Gross profit
Gross profit as a percentage of net sales increased from 21.5% for the six months ended June 30, 2022 to 24.1% for the six months ended June 30, 2023. The increase in gross profit percentage in the first half of 2023 as compared to the first half of 2022 was primarily attributable to favorable labor, overhead, and freight costs across the businesses and the effect of a price increase at Sterno Products.

Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2023 was approximately $16.0 million as compared to $15.1 million for the six months ended June 30, 2022, an increase of $0.9 million reflecting an increase in marketing related salaries and promotional activity for both divisions of the company in the current period. Selling, general and administrative expense represented 10.7% of net sales for the six months ended June 30, 2023 and 9.4% for the six months ended June 30, 2022.
Segment operating income
Segment operating income for the six months ended June 30, 2023 was approximately $11.6 million, an increase of $0.6 million compared to the six months ended June 30, 2022 based on the factors noted above.
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
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of June 30, 2023, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300 million of indebtedness associated with our 5.000% 2032 Notes, $390.0 million outstanding on our 2022 Term Loan, and $92.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At June 30, 2023, approximately 27% of our outstanding debt was subject to interest rate changes.
At June 30, 2023, we had approximately $67.4 million of cash and cash equivalents on hand, an increase of $9.5 million as compared to the year ended December 31, 2022. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Our availability under our 2022 Revolving Credit Facility at June 30, 2023 was $505.8 million. The change in cash and cash equivalents for the six months ended June 30, 2023 and 2022 is as follows:
Operating Activities:

	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Cash provided by (used in) operating activities	$37,239	$(35,337)

For the six months ended June 30, 2023, cash flows provided by operating activities totaled approximately $37.2 million, which represents a $72.6 million decrease in cash use compared to cash used in operating activities of $35.3 million during the six-month period ended June 30, 2022. Cash used in operating activities for working capital for the six months ended June 30, 2023 was $65.2 million, as compared to cash used in operating activities for working capital of $159.2 million for the six months ended June 30, 2022. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter. In the fourth quarter of 2021 and continuing into 2022, several of our subsidiary businesses increased inventory levels to combat supply chain issues given longer lead times leading to higher use of working capital for inventory in the prior year. We believe that the use of working capital in the first half of 2023 reflects a more normalized use of cash by our businesses as supply chains have normalized over the past year. The increase in cash used in operating activities for working capital in the first half of 2022 also reflects the acquisition of Lugano in the third quarter of the prior year. Lugano has used significant cash to build inventory to support its sales growth strategy.
Investing Activities:

	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Cash provided by (used in) investing activities	$117,829	$(22,238)

Cash flows provided by investing activities for the six months ended June 30, 2023 totaled $117.8 million, compared to cash used in investing activities of $22.2 million in the same period of 2022. In the current year, investing activities reflects the sale of Advanced Circuits and the proceeds received related to the sale, and an add-on acquisition at Marucci in the second quarter of 2022. Capital expenditures spend increased $7.1 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, with $31.5 million in capital expenditures in 2023 and $24.4 million in capital expenditures in 2022. The increase in capital expenditures is primarily to support the retail store growth at both 5.11 and Lugano. We expect capital expenditures for the full year of 2023 to be between approximately $60 million to $70 million.
Financing Activities:

	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Cash provided by (used in) financing activities	$(149,619)	$3,597

Cash flows used in financing activities totaled approximately $149.6 million during the six months ended June 30, 2023 compared to cash flows provided by financing activities of $3.6 million during the six months ended June 30, 2022. Financing activities in the current year reflects $5.9 million in purchases under our share repurchase program, while financing activities in the first six months of 2022 reflects $62.2 million of Trust common shares issued under our at-the market share offering program. In the current year, we paid back $68.0 million, net, against our 2022 Credit Facility. Financing activities in both periods reflect the payment of our common and preferred share distributions, and current period financing cash flows reflect the payment of the profit allocation from the sale of Advanced Circuits to the Allocation Interest Holders.
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
In the second quarter of 2023, we amended the Marucci intercompany credit agreement to increase the borrowing availability under their credit agreement to allow for the financing of an add-on acquisition, and we amended the Velocity intercompany credit agreement to extend the term of the facility and to increase the borrowing availability under the facility. In the second quarter of 2023 and the fourth quarter of 2022, we amended the Lugano intercompany credit agreement to increase the borrowing availability under their credit agreement to allow Lugano to continue to expand their operations. In the first quarter of 2022, we amended the 5.11 and Lugano intercompany credit agreements. The 5.11 amendment increased the capital expenditure allowable under the credit agreement to account for additional growth capital expenditure opportunities primarily related to retail expansion, and amended the financial covenants to reflect the increased allowable expenditure. The Lugano amendment increased the amount available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Lugano intercompany credit agreement again in the second quarter of 2022 to increase the amount in available under the revolving credit facility to permit additional investment in inventory, and amended the financial covenants to reflect the increase in the revolving credit facility. We amended the Velocity intercompany credit agreement in the third quarter of 2022 to increase the amount of the Velocity term loan to allow for the financing of an add-on acquisition.
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2023.
All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of June 30, 2023, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$212,435
BOA	62,420
Ergobaby	85,625
Lugano	313,648
Marucci	83,894
PrimaLoft	160,000
Velocity Outdoor	125,012
Altor	97,893
Arnold	64,297
Sterno	144,736
Total intercompany debt	$1,349,960
Corporate and eliminations	(1,349,960)
Total	$—
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

We had $505.8 million in net availability under the 2022 Revolving Credit Facility at June 30, 2023. The outstanding borrowings under the 2022 Revolving Credit Facility include $2.2 million of outstanding letters of credit at June 30, 2023, which are not reflected on our balance sheet.
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provided for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. The LLC repaid the outstanding amounts under the 2021 Credit Facility in the third quarter of 2022 in connection with entering into the 2022 Credit Facility.
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
The following table reflects required and actual financial ratios as of June 30, 2023 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	2.28:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	1.03:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.50:1.0	4.08:1.0

We exercised an option under our 2022 Credit Facility to increase our Consolidated Total Leverage Ratio to 5.75:1.0 as of December 31, 2022. This increase declined to 5.50 on June 30, 2023, and declines to 5.00 on December 31, 2023.

Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2023	2022
Interest on credit facilities	$17,854	$40
Interest on Senior Notes	33,750	33,750
Unused fee on Revolving Credit Facility	990	1,050
Other interest expense	216	124
Interest income	(15)	(26)
Interest expense, net	$52,795	$34,938
The following table provides the effective interest rate of the Company’s outstanding debt at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.10%	390,000	5.20%	395,000
2022 Revolving Credit Facility	7.17%	92,000	5.98%	155,000
Unamortized debt issuance costs		(14,327)		(15,532)
Total debt outstanding		$1,767,673		$1,834,468

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
We believe that Adjusted EBITDA and Adjusted Earnings provide useful information to investors and reflects important financial measures as they exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near-term operations. When compared to net income (loss) and net income (loss) from continuing operations, Adjusted Earnings and Adjusted EBITDA, respectively, are each limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our subsidiary businesses or the non-cash charges associated with impairments, as well as certain cash charges. The presentation of Adjusted EBITDA allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our subsidiaries, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition. The presentation of Adjusted Earnings provides insight into our operating results and provides a measure for evaluating earnings from continuing operations available to common shareholders. EBITDA, Adjusted EBITDA and Adjusted Earnings are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Six months ended June 30, 2023
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(22,352)	$6,016	10,894	$(853)	$16,884	$9,419	$(607)	$(7,981)	$7,202	$4,808	$2,464	$25,894
Adjusted for:
Provision (benefit) for income taxes	—	2,070	1,359	(652)	6,085	3,040	(559)	(2,954)	2,634	2,388	869	14,280
Interest expense, net	52,598	(2)	(5)	—	4	2	(6)	194	—	10	—	52,795
Intercompany interest	(69,453)	10,221	3,461	4,340	13,730	4,728	8,708	6,437	5,634	3,372	8,822	—
Depreciation and amortization	594	13,293	11,506	4,079	4,890	6,455	10,723	6,751	8,343	4,122	10,032	80,788
EBITDA	(38,613)	31,598	27,215	6,914	41,593	23,644	18,259	2,447	23,813	14,700	22,187	173,757
Other (income) expense	(128)	(201)	180	29	(76)	29	139	(754)	563	(9)	(798)	(1,026)
Noncontrolling shareholder compensation	—	730	1,333	624	840	863	(43)	458	566	18	322	5,711
Acquisition expenses	—	—	—	—	—	364	—	—	—	—	—	364
Integration services fee	—	—	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	—	—	—	—	—	—	—	—	780	780
Adjusted EBITDA	$(38,741)	$32,127	$28,728	$7,567	$42,357	$24,900	$20,730	$2,151	$24,942	$14,709	$22,491	$181,961

Adjusted EBITDA
Six months ended June 30, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(24,771)	$9,635	$28,187	$125	$13,776	$4,144	$3,147	$4,384	$3,742	$2,540	$44,909
Adjusted for:
Provision (benefit) for income taxes	(4,338)	3,093	5,043	842	4,697	1,212	956	2,102	2,231	270	16,108
Interest expense, net	34,834	10	(12)	2	9	10	72	—	13	—	34,938
Intercompany interest	(39,735)	5,998	3,826	2,263	4,578	2,837	3,990	5,023	2,545	8,675	—
Depreciation and amortization	637	11,038	10,768	4,028	5,302	7,054	6,561	8,130	4,129	10,203	67,850
EBITDA	(33,373)	29,774	47,812	7,260	28,362	15,257	14,726	19,639	12,660	21,688	163,805
Other (income) expense	—	(616)	95	4	2	(1,828)	183	109	—	(722)	(2,773)
Noncontrolling shareholder compensation	—	829	1,268	792	444	552	502	535	25	414	5,361
Acquisition expenses	—	—	—	—	—	—	—	216	—	—	216
Integration services fee	—	—	—	—	1,125	—	—	—	—	—	1,125
Other	—	—	—	250	—	1,802		—	—	777	2,829
Adjusted EBITDA	$(33,373)	$29,987	$49,175	$8,306	$29,933	$15,783	$15,411	$20,499	$12,685	$22,157	$170,563

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to net income (loss), which we consider to be the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Six months ended June 30,
	2023	2022
Net income	$126,724	$60,697
Income (loss) from discontinued operations, net of tax	(1,391)	10,374
Gain on sale of discontinued operations, net of tax	102,221	5,414
Net income from continuing operations	$25,894	$44,909
Less: income from continuing operations attributable to noncontrolling interest	8,498	8,572
Net income attributable to Holdings - continuing operations	$17,396	$36,337
Adjustments:
Distributions paid - preferred shares	(12,091)	(12,091)
Amortization expense - intangibles and inventory step-up	54,185	45,837
Stock compensation	5,711	5,361
Acquisition expenses	364	216
Integration Services Fee	2,375	1,125
Unrealized corporate tax effect	—	(4,338)
Other	780	2,829
Adjusted Earnings	$68,720	$75,276
Plus (less):
Depreciation expense	24,574	20,282
Income tax provision	14,280	16,108
Unrealized corporate tax effect	—	4,338
Interest expense	52,795	34,938
Amortization of debt issuance costs	2,029	1,731
Income from continuing operations attributable to noncontrolling interest	8,498	8,572
Distributions paid - preferred shares	12,091	12,091
Other (income) expense	(1,026)	(2,773)
Adjusted EBITDA	$181,961	$170,563

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
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at March 31, and June 30, 2023 than would normally have been due. At June 30, 2022 and March

31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
For the three and six months ended June 30, 2023 and 2022, the Company incurred the following management fees to CGM, by entity:

	Three months ended June 30,		Six Months ended June 30,
(in thousands)	2023	2022	2023	2022
5.11	$250	$250	$500	$500
BOA	250	250	500	500
Ergobaby	125	125	250	250
Lugano	188	188	375	375
Marucci	125	125	250	250
PrimaLoft	250	—	500	—
Velocity	125	125	250	250
Altor	188	188	375	375
Arnold Magnetics	125	125	250	250
Sterno	125	125	250	250
Corporate	15,169	13,400	29,815	26,337
	$16,920	$14,901	$33,315	$29,337
Integration Services Agreements
PrimaLoft, which was acquired in July 2022, entered into an Integration Services Agreement ("ISA") with CGM whereby PrimaLoft paid CGM an integration services fee of $4.8 million quarterly over a twelve-month period ended June 30, 2023. Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano paid CGM an integration services fee of $2.3 million quarterly over a twelve-month period ended September 30, 2022. Under the ISAs, CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. Integration services fees are recorded as selling, general and administrative expense in the consolidated statement of operations.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $1.0 million during the three and six months ended June 30, 2023, respectively and $0.5 million and $0.8 million during the three and six months ended June 30, 2022, respectively in inventory from the vendor.

BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.7 million and $20.4 million from this supplier during the three and six months ended June 30, 2023, respectively and $15.9 million and $31.1 million during the three and six months ended and June 30, 2022, respectively.
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
2023 Annual Impairment Testing - For our annual impairment testing at March 31, 2023, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, we determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone.
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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $57.0 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2023, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2023. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of June 30, 2023.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the total number of shares of common stock purchased during the second quarter of 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2023	45,000	$18.79	45,000	$45,200,000
May 1 - May 31, 2023	25,000	$19.99	25,000	$44,700,000
June 1 - June 30, 2023	26,800	$20.06	26,800	$44,100,000
Total	96,800	$19.44	96,800	$44,100,000

(1) In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50.0 million of outstanding common shares of the Trust. All common shares repurchased during the second quarter of 2023 were repurchased pursuant to this publicly-announced share repurchase program.
(2) As of June 30, 2023, the remaining authorization under the publicly-announced share repurchase program was $44.1 million.

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

Date: August 2, 2023	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2023	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.