Form 10-Q
period 2023-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2023-11-02
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 27, 2023, there were 71,820,329 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2023

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,737	$57,880
Accounts receivable, net	349,839	331,396
Inventories	801,887	728,083
Prepaid expenses and other current assets	98,974	74,700
Current assets of discontinued operations	—	18,126
Total current assets	1,315,437	1,210,185
Property, plant and equipment, net	203,512	198,525
Goodwill	1,041,469	1,066,726
Intangible assets, net	1,069,995	1,127,936
Other non-current assets	180,399	166,412
Non-current assets of discontinued operations	—	79,847
Total assets	$3,810,812	$3,849,631
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$100,226	$90,404
Accrued expenses	191,068	196,239
Due to related parties (refer to Note P)	17,230	15,495
Current portion, long-term debt	10,000	10,000
Other current liabilities	35,795	36,545
Current liabilities of discontinued operations	—	11,148
Total current liabilities	354,319	359,831
Deferred income taxes	133,118	145,643
Long-term debt	1,775,776	1,824,468
Other non-current liabilities	157,850	141,535
Non-current liabilities of discontinued operations	—	16,192
Total liabilities	2,421,063	2,487,669
Commitments and contingencies (refer to Note O)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at September 30, 2023 and December 31, 2022
Series A preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	96,417	96,417
Series B preferred shares, no par value; 4,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	96,504	96,504
Series C preferred shares, no par value; 4,600 shares issued and outstanding at September 30, 2023 and December 31, 2022	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 72,203 shares issued and 71,820 shares outstanding at September 30, 2023 and 72,203 issue and outstanding at December 31, 2022	1,206,917	1,207,044
Treasury shares, at cost	(7,389)	—
Accumulated other comprehensive income (loss)	(1,186)	(1,136)
Accumulated deficit	(362,680)	(372,906)
Total stockholders’ equity attributable to Holdings	1,139,580	1,136,920
Noncontrolling interest	250,169	223,509
Noncontrolling interest of discontinued operations	—	1,533
Total stockholders’ equity	1,389,749	1,361,962
Total liabilities and stockholders’ equity	$3,810,812	$3,849,631
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net revenues	$569,565	$575,819	$1,635,952	$1,601,929
Cost of revenues	315,347	346,260	907,013	959,798
Gross profit	254,218	229,559	728,939	642,131
Operating expenses:
Selling, general and administrative expense	147,962	144,040	442,345	390,336
Management fees	18,596	16,592	51,911	45,929
Amortization expense	26,657	25,152	79,708	67,178
Impairment expense	32,568	—	32,568	—
Operating income	28,435	43,775	122,407	138,688
Other income (expense):
Interest expense, net	(27,560)	(22,799)	(80,355)	(57,737)
Amortization of debt issuance costs	(1,005)	(1,004)	(3,034)	(2,735)
Loss on debt extinguishment	—	(534)	—	(534)
Other income (expense), net	1,043	(1,917)	2,069	856
Income from continuing operations before income taxes	913	17,521	41,087	78,538
Provision for income taxes	5,947	20,493	20,227	36,601
Income (loss) from continuing operations	(5,034)	(2,972)	20,860	41,937
Income (loss) from discontinued operations, net of income taxes	—	4,078	(1,391)	14,452
Gain on sale of discontinued operations, net of income taxes	1,274	1,479	103,495	6,893
Net income (loss)	(3,760)	2,585	122,964	63,282
Less: Net income from continuing operations attributable to noncontrolling interest	6,394	3,675	14,892	12,247
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	—	684	(777)	2,680
Net income (loss) attributable to Holdings	$(10,154)	$(1,774)	$108,849	$48,355

Amounts attributable to Holdings
Income (loss) from continuing operations	$(11,428)	$(6,647)	$5,968	$29,690
Income (loss) from discontinued operations, net of income tax	—	3,394	(614)	11,772
Gain on sale of discontinued operations, net of income tax	1,274	1,479	103,495	6,893
Net income (loss) attributable to Holdings	$(10,154)	$(1,774)	$108,849	$48,355

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.35)	$(0.27)	$(0.74)	$(0.04)
Discontinued operations	0.02	0.06	1.43	0.24
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$(0.33)	$(0.21)	$0.69	$0.20

Basic weighted average number of shares of common shares outstanding	71,881	71,910	71,996	70,514

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.25	$0.75	$0.75

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Net income (loss)	$(3,760)	$2,585	$122,964	$63,282
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,114)	(2,144)	742	(3,620)
Pension benefit liability, net	(354)	216	(792)	2,055
Other comprehensive loss	(1,468)	(1,928)	(50)	(1,565)
Total comprehensive income (loss), net of tax	$(5,228)	$657	122,914	61,717
Less: Net income attributable to noncontrolling interests	6,394	4,359	14,115	14,927
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(22)	(30)	14	(32)
Total comprehensive income (loss) attributable to Holdings, net of tax	$(11,600)	$(3,672)	$108,785	$46,822

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — July 1, 2022	$96,417	$96,504	$110,997	$1,185,348	$—	$(311,092)	$(665)	$1,177,509	$177,707	$(370)	$1,354,846
Net income (loss)	—	—	—	—	—	(1,774)	—	(1,774)	3,675	684	2,585
Total comprehensive loss, net	—	—	—	—	—	—	(1,928)	(1,928)	—	—	(1,928)
Issuance of Trust common shares	—	—	—	21,734	—	—	—	21,734	—	—	21,734
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	3,117	124	3,241
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	642	—	642
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(424)	—	(424)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid - Trust Common Shares	—	—	—	—		(17,931)	—	(17,931)	—	—	(17,931)
Distributions paid - Trust Preferred Shares	—	—	—	—		(6,045)	—	(6,045)	—	—	(6,045)
Balance — September 30, 2022	$96,417	$96,504	$110,997	$1,207,082	$—	$(336,842)	$(2,593)	$1,171,565	$219,980	$438	$1,391,983

Balance — July 1, 2023	$96,417	$96,504	$110,997	$1,206,953	$(5,856)	$(328,507)	$282	$1,176,790	$240,815	$—	$1,417,605
Net income (loss)	—	—	—	—	—	(10,154)	—	(10,154)	6,394	—	(3,760)
Total comprehensive loss, net	—	—	—	—	—	—	(1,468)	(1,468)	—	—	(1,468)
Issuance of Trust common shares	—	—	—	(36)	—	—	—	(36)	—	—	(36)
Purchase of Trust common shares for treasury	—	—	—	—	(1,533)	—	—	(1,533)	—	—	(1,533)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	3,174	—	3,174
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	293	—	293
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(507)	—	(507)
Distributions paid - Trust Common Shares	—	—	—	—	—	(17,974)	—	(17,974)	—	—	(17,974)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — September 30, 2023	$96,417	$96,504	$110,997	$1,206,917	$(7,389)	$(362,680)	$(1,186)	$1,139,580	$250,169	$—	$1,389,749

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2022	$96,417	$96,504	$110,997	$1,123,193	$—	$(314,267)	$(1,028)	$1,111,816	$175,328	$(2,614)	$1,284,530
Net income	—	—	—	—	—	48,355	—	48,355	12,247	2,680	63,282
Total comprehensive loss, net	—	—	—	—	—	—	(1,565)	(1,565)	—	—	(1,565)
Issuance of Trust common shares	—	—	—	83,889	—	—	—	83,889	—	—	83,889
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	8,479	372	8,851
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	1,082	—	1,082
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,127)	—	(1,127)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid - Trust Common Shares	—	—	—	—	—	(52,794)	—	(52,794)	—	—	(52,794)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(18,136)	—	(18,136)	—	—	(18,136)
Balance — September 30, 2022	$96,417	$96,504	$110,997	$1,207,082	$—	$(336,842)	$(2,593)	$1,171,565	$219,980	$438	$1,391,983

Balance — January 1, 2023	$96,417	$96,504	$110,997	$1,207,044	$—	$(372,906)	$(1,136)	$1,136,920	$223,509	$1,533	$1,361,962
Net income (loss)	—	—	—	—	—	108,849	—	108,849	14,892	(777)	122,964
Total comprehensive loss, net	—	—	—	—	—	—	(50)	(50)	—	—	(50)
Issuance of Trust common shares	—	—	—	(127)	—	—	—	(127)	—	—	(127)
Purchase of Trust common shares for treasury	—	—	—	—	(7,389)	—	—	(7,389)	—	—	(7,389)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	8,885	973	9,858
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	350	—	350
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,622)	—	(1,622)
Acquisition of Baum Bat	—	—	—	—	—	—	—	—	4,155	—	4,155
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Common Shares	—	—	—	—	—	(54,012)	—	(54,012)	—	—	(54,012)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(18,136)	—	(18,136)	—	—	(18,136)
Balance — September 30, 2023	$96,417	$96,504	$110,997	$1,206,917	$(7,389)	$(362,680)	$(1,186)	$1,139,580	$250,169	$—	$1,389,749
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$122,964	$63,282
Income (loss) from discontinued operations	(1,391)	14,452
Gain on sale of discontinued operations	103,495	6,893
Income from continuing operations	20,860	41,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	37,264	31,059
Amortization expense - intangibles	79,708	67,178
Amortization expense - inventory step-up	1,135	4,899
Amortization of debt issuance costs	3,034	2,735
Impairment expense	32,568	—
Noncontrolling stockholder stock based compensation	8,885	8,479
Provision for receivable and inventory reserves	(381)	1,143
Deferred taxes	(11,784)	8,528
Loss on debt extinguishment	—	534
Other	832	762
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,029)	(45,211)
Inventories	(73,402)	(159,978)
Other current and non-current assets	(2,070)	(16,524)
Accounts payable and accrued expenses	(18,381)	(285)
Cash provided by (used in) operating activities - continuing operations	58,239	(54,744)
Cash provided by (used in) operating activities - discontinued operations	(1,287)	14,821
Cash provided by (used in) provided by operating activities	56,952	(39,923)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(23,298)	(564,885)
Purchases of property and equipment	(43,648)	(39,471)
Proceeds from sale of businesses	105,123	6,893
Other investing activities	(2,055)	(1,276)
Cash provided by (used in) investing activities - continuing operations	36,122	(598,739)
Cash provided by (used in) investing activities - discontinued operations	68,169	(212)
Cash provided by (used in) investing activities	104,291	(598,951)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	(127)	83,889
Purchase of treasury shares, net	(7,389)	—
Borrowings under credit facility	287,000	169,000
Repayments under credit facility	(330,000)	(56,000)
Issuance of term loan	—	400,000
Principal payments - term loan	(7,500)	(2,500)
Distributions paid - common shares	(54,012)	(52,794)
Distributions paid - preferred shares	(18,136)	(18,136)
Distributions paid - allocation interests	(26,475)	—
Distributions paid to noncontrolling shareholders	—	(11,292)
Net proceeds provided by noncontrolling shareholders	350	1,082
Net proceeds provided by noncontrolling shareholders - acquisitions	—	35,263
Purchase of noncontrolling interest	(1,622)	(1,127)
Debt issuance costs	—	(5,276)
Other	(16)	19
Net cash provided by (used in) financing activities	(157,927)	542,128
Foreign currency impact on cash	150	(2,735)
Net increase (decrease) in cash and cash equivalents	3,466	(99,481)
Cash and cash equivalents — beginning of period (1)	61,271	160,733
Cash and cash equivalents — end of period (2)	$64,737	$61,252
(1) Includes cash from discontinued operations of $3.4 million at January 1, 2023 and $3.6 million at January 1, 2022.
(2) Includes cash from discontinued operations of $3.7 million at September 30, 2022.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2023

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

The LLC is a controlling owner of ten businesses, or operating segments, at September 30, 2023. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Wheelhouse Holdings, Inc. ("Marucci Sports" or "Marucci"), Relentless Intermediate, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), AMT Acquisition Corporation ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), and Sterno Products, LLC ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2023 and September 30, 2022 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Discontinued Operations
During the first quarter of 2023, the Company completed the sale of Compass AC Holdings, Inc. (“Advanced Circuits or ACI”). The results of operations of ACI are reported as discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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
Unaudited pro forma information
The following unaudited pro forma data for the three and nine months ended September 30, 2022 gives effect to the acquisition of PrimaLoft, as described above, as if this transaction had been completed as of January 1, 2022. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2022	September 30, 2022
Net sales	$578,138	$1,657,114
Gross profit	$231,312	$675,919
Operating income	$44,301	$152,420
Net income (loss) from continuing operations	$(1,912)	$42,466
Net income (loss) from continuing operations attributable to Holdings	$(5,520)	$29,477
Basic and fully diluted net loss per share attributable to Holdings	$(0.26)	$(0.05)
Other acquisitions
Marucci
Baum Bat - On April 3, 2023, Marucci acquired Baum Bat LLC ("Baum Bat"), a manufacturer and marketer of branded wood composite baseball bats, for a purchase price of approximately $27.5 million, excluding customary closing adjustments. The acquisition and related transaction costs were funded through an additional loan of $25.0 million under the Marucci intercompany loan agreement, and rollover equity from the selling shareholder of Baum Bat which was used to purchase common shares of Marucci. Marucci issued 11,783 shares to the selling shareholder in exchange for the rollover equity, which represents an ownership interest of approximately 1.0% in Marucci. Marucci paid approximately $0.4 million in transaction expenses in connection with the acquisition of Baum Bat. Marucci recorded a preliminary purchase price allocation at September 30, 2023, including goodwill of $8.1 million, which is expected to be deductible for income tax purposes, and intangible assets of $19.3 million.
Velocity
Kings Camo - On July 8, 2022, Velocity acquired the assets of King's Camo LLC, a manufacturer of outdoor performance apparel and gear, for a purchase price of approximately $25.2 million and included a potential earnout of $3.0 million. The final earnout amount was $1.3 million and was paid in the second quarter of 2023. The acquisition and related transaction costs were funded through an additional term loan of $25.7 million under the

Velocity intercompany credit agreement. Velocity paid approximately $0.2 million in transaction fees. Velocity recorded a purchase price allocation, including goodwill of approximately $9.7 million, which is expected to be deductible for income tax purposes, and intangible assets of $7.1 million. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2022.
Note C — Discontinued Operations
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc., a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing, of which $66.9 million related to the repayment of intercompany loans with the Company. The Company recorded a gain on the sale of ACI of $98.0 million, net of an income tax provision of $6.8 million, in the first quarter of 2023. The Company recorded an additional gain on sale of $2.1 million in the second quarter of 2023 related to the working capital settlement, and in the third quarter of 2023 adjusted the income tax provision to $3.4 million, reflecting the loss at the LLC during the nine months ended September 30, 2023.
Summarized results of operations of ACI for the period of January 1, 2023 through the date of disposition and the three and nine months ended September 30, 2022 and are as follows (in thousands):

	For the period January 1, 2023 through disposition	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net sales	$8,829	$21,788	$67,194
Gross profit	$3,663	$9,757	$30,782
Operating income	$1,058	$4,972	$17,302
Income (loss) from continuing operations before income taxes (1)	$(2,464)	$4,749	$17,052
Provision (benefit) for income taxes	$(1,073)	$671	$2,600
Income (loss) from discontinued operations (1)	$(1,391)	$4,078	$14,452
(1) The results of operations for the period from January 1, 2023 through disposition and the three and nine months ended September 30, 2022, each exclude $1.4 million, $3.3 million and $4.9 million, respectively, of intercompany interest expense.

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

The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Three months ended September 30, 2023
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$107,456	$1,765	$8,954	$4,703	$12,335	$135,213
BOA	8,899	31	13,272	15,047	32	37,281
Ergobaby	8,316	1,165	7,301	6,097	339	23,218
Lugano	78,732	—	3	—	—	78,735
Marucci	45,449	1,035	319	1,629	68	48,500
PrimaLoft	275	—	989	9,603	63	10,930
Velocity Outdoor	49,840	2,294	1,153	169	1,013	54,469
Altor	50,173	—	—	—	9,042	59,215
Arnold	28,838	126	9,972	1,738	1,145	41,819
Sterno	77,344	2,229	600	12	—	80,185
	$455,322	$8,645	$42,563	$38,998	$24,037	$569,565

Three months ended September 30, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$101,112	$2,877	$8,147	$4,528	$9,873	$126,537
BOA	12,964	2	15,899	21,104	50	50,019
Ergobaby	6,903	918	6,713	6,526	480	21,540
Lugano	50,183	—	668	294	—	51,145
Marucci	41,170	436	5	1,136	6	42,753
PrimaLoft	344	40	691	9,383	254	10,712
Velocity Outdoor	69,713	2,361	1,997	205	1,206	75,482
Altor	62,368	—	—	—	7,250	69,618
Arnold	26,334	164	10,765	1,683	431	39,377
Sterno	86,652	2,275	(367)	(16)	92	88,636
	$457,743	$9,073	$44,518	$44,843	$19,642	$575,819

Nine months ended September 30, 2023
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$306,610	$7,896	$24,926	$12,701	$33,562	$385,695
BOA	30,576	155	42,725	39,610	324	113,390
Ergobaby	27,158	3,829	20,296	19,281	1,221	71,785
Lugano	203,568	—	3	—	—	203,571
Marucci	136,122	2,687	533	4,606	117	144,065
PrimaLoft	650	151	2,479	54,028	311	57,619
Velocity Outdoor	113,986	5,730	3,526	429	2,677	126,348
Altor	156,505	—	—	—	25,108	181,613
Arnold	83,393	584	30,061	4,582	3,427	122,047
Sterno	221,316	6,068	2,422	13	—	229,819
	$1,279,884	$27,100	$126,971	$135,250	$66,747	$1,635,952

Nine months ended September 30, 2022
	United States	Canada	Europe	Asia Pacific	Other International	Total
5.11	$278,458	$7,958	$24,466	$12,578	$27,148	$350,608
BOA	49,142	639	53,829	62,448	157	166,215
Ergobaby	24,917	3,041	22,388	17,140	770	68,256
Lugano	136,267	—	668	294	—	137,229
Marucci	118,893	1,380	34	2,130	44	122,481
PrimaLoft	344	40	691	9,383	254	10,712
Velocity Outdoor	159,863	8,853	7,010	1,047	4,001	180,774
Altor	179,885	—	—	—	19,705	199,590
Arnold	79,940	601	29,202	5,032	1,544	116,319
Sterno	243,034	6,142	372	86	111	249,745
	$1,270,743	$28,654	$138,660	$110,138	$53,734	$1,601,929
Note E — Operating Segment Data
At September 30, 2023, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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

Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

5.11	$135,213	$126,537	$385,695	$350,608
BOA	37,281	50,019	113,390	166,215
Ergobaby	23,218	21,540	71,785	68,256
Lugano	78,735	51,145	203,571	137,229
Marucci	48,500	42,753	144,065	122,481
PrimaLoft	10,930	10,712	57,619	10,712
Velocity Outdoor	54,469	75,482	126,348	180,774
Altor Solutions	59,215	69,618	181,613	199,590
Arnold	41,819	39,377	122,047	116,319
Sterno	80,185	88,636	229,819	249,745
Total segment revenue	569,565	575,819	1,635,952	1,601,929
Corporate	—	—	—	—
Total consolidated revenues	$569,565	$575,819	$1,635,952	$1,601,929

Segment Profit (Loss)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

5.11	$13,400	$12,091	$31,652	$30,301
BOA	6,684	12,975	22,685	50,237
Ergobaby	1,288	593	4,202	3,866
Lugano	27,963	12,635	64,872	35,885
Marucci	11,062	7,692	28,364	14,141
PrimaLoft	(2,756)	(8,469)	5,082	(8,469)
Velocity Outdoor	(28,581)	10,225	(33,467)	18,721
Altor Solutions	8,749	6,561	24,906	18,303
Arnold	4,739	5,462	15,390	14,075
Sterno	6,438	2,795	18,019	13,783
Total segment operating income	48,986	62,560	181,705	190,843
Corporate	(20,551)	(18,785)	(59,298)	(52,155)
Total consolidated operating income	28,435	43,775	122,407	138,688
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(27,560)	(22,799)	(80,355)	(57,737)
Amortization of debt issuance costs	(1,005)	(1,004)	(3,034)	(2,735)
Loss on debt extinguishment	—	(534)	—	(534)
Other income (expense), net	1,043	(1,917)	2,069	856
Total consolidated income from continuing operations before income taxes	$913	$17,521	$41,087	$78,538

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

5.11	$6,494	$5,701	$19,645	$16,648
BOA	5,875	5,517	17,267	16,161
Ergobaby	2,009	2,008	6,038	5,998
Lugano	1,913	2,976	6,522	8,090
Marucci	3,396	2,467	9,768	9,447
PrimaLoft	5,283	4,107	15,843	4,107
Velocity Outdoor	3,267	3,327	9,846	9,740
Altor Solutions	4,154	4,062	12,374	12,069
Arnold	2,085	1,895	6,126	5,942
Sterno	4,872	4,956	14,678	14,934
Total	39,348	37,016	118,107	103,136
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,005	1,004	3,034	2,735
Consolidated total	$40,353	$38,020	$121,141	$105,871

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2023	2022	2023 (1)	2022 (1)
5.11	$52,661	$53,589	$436,032	$450,537
BOA	1,966	1,630	230,416	240,359
Ergobaby	12,581	11,213	75,594	84,657
Lugano	105,094	85,911	466,925	327,795
Marucci	30,373	35,185	188,362	181,528
PrimaLoft	1,377	2,486	298,806	310,914
Velocity Outdoor	36,028	33,159	223,427	224,356
Altor Solutions	43,133	42,368	186,749	198,943
Arnold	26,973	23,666	107,797	105,196
Sterno	51,426	54,400	186,514	210,780
Sales allowance accounts	(11,773)	(12,211)	—	—
Total	349,839	331,396	2,400,622	2,335,065
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	18,882	18,471
Total	$349,839	$331,396	$2,419,504	$2,451,509

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".

Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Machinery and equipment	$238,720	$225,027
Furniture, fixtures and other	73,091	66,445
Leasehold improvements	95,854	75,318
Buildings and land	13,535	13,386
Construction in process	17,539	18,091
	438,739	398,267
Less: accumulated depreciation	(235,227)	(199,742)
Total	$203,512	$198,525
Depreciation expense was $12.7 million and $37.3 million for the three and nine months ended September 30, 2023, respectively and $10.8 million and $31.1 million for the three and nine months ended September 30, 2022, respectively.
Inventory
Inventory is comprised of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$101,002	$104,735
Work-in-process	30,805	30,158
Finished goods	699,606	621,854
Less: obsolescence reserve	(29,526)	(28,664)
Total	$801,887	$728,083
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
2023 Interim Impairment Testing
Velocity Outdoor - The Company performed interim quantitative impairment testing of goodwill at Velocity at August 31, 2023. As a result of operating results that were below the forecast that we used in the quantitative impairment test of Velocity Outdoor at March 31, 2023, the Company determined that a triggering event had occurred at Velocity in the third quarter of 2023 and performed an interim impairment test as of August 31, 2023. The Company used an income approach for the impairment test, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 17% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed its carrying value. The Company recorded goodwill impairment of $32.6 million in the quarter ending September 30, 2023.
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
The following is a summary of the net carrying amount of goodwill at September 30, 2023 and December 31, 2022, is as follows (in thousands):

	September 30, 2023	December 31, 2022
Goodwill - gross carrying amount	$1,152,334	$1,145,023
Accumulated impairment losses (1)	(110,865)	(78,297)
Goodwill - net carrying amount	$1,041,469	$1,066,726
(1) Includes accumulated goodwill impairment expense of $20.6 million recorded at Ergobaby, $65.4 million at Velocity and $24.9 million at Arnold. In the nine months ended September 30, 2023, the Company recorded $32.6 million of goodwill impairment expense at Velocity, and in the year ended December 31, 2022, the Company recorded $20.6 million in goodwill impairment expense at Ergobaby.

The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2023 by operating segment (in thousands):

	Balance at January 1, 2023	Acquisitions/Measurement Period Adjustments	Goodwill Impairment	Balance at September 30, 2023

5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Ergobaby	40,896	—	—	40,896
Lugano	86,337	—	—	86,337
Marucci	75,719	8,114	—	83,833
PrimaLoft	291,150	(803)	—	290,347
Velocity Outdoor	39,773	—	(32,568)	7,205
Altor	91,129	—	—	91,129
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$1,066,726	$7,311	$(32,568)	$1,041,469
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
Other intangible assets are comprised of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$785,303	$(283,325)	$501,978	$785,303	$(239,752)	$545,551
Technology and patents	226,866	(64,947)	161,919	211,648	(52,811)	158,837
Trade names, subject to amortization	487,843	(141,556)	346,287	483,179	(118,684)	364,495
Non-compete agreements	6,424	(4,515)	1,909	4,637	(3,824)	813
Other contractual intangible assets	1,960	(1,523)	437	1,960	(1,185)	775
Total	1,508,396	(495,866)	1,012,530	1,486,727	(416,256)	1,070,471
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,565,861	$(495,866)	$1,069,995	$1,544,192	$(416,256)	$1,127,936
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $26.7 million and $79.7 million for the three and nine months ended September 30, 2023, respectively, and $25.2 million and $67.2 million for the three and nine months ended September 30, 2022, respectively.

Estimated charges to amortization expense of intangible assets for the remainder of 2023 and the next four years, is as follows (in thousands):

2023	2024	2025	2026	2027

$26,523	$104,523	$99,241	$92,863	$82,000
Note H — Warranties
The Company’s Ergobaby, Marucci, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2023	Year ended December 31, 2022

Beginning balance	$1,754	$2,062
Provision for warranties issued during the period	2,507	3,301
Fulfillment of warranty obligations	(2,624)	(3,609)
Ending balance	$1,637	$1,754
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
Net availability under the 2022 Revolving Credit Facility was approximately $485.8 million at September 30, 2023. Letters of credit outstanding at September 30, 2023 totaled approximately $2.2 million. At September 30, 2023, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
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

The following table provides the Company’s outstanding long-term debt and effective interest rates at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.36%	387,500	5.20%	395,000
2022 Revolving Credit Facility	7.45%	112,000	5.98%	155,000
Less: Unamortized debt issuance costs		(13,724)		(15,532)
Total debt		$1,785,776		$1,834,468
Less: Current Portion, term loan facilities		(10,000)		(10,000)
Long-term debt		$1,775,776		$1,824,468
Annual maturities of the Company's debt obligations are as follows (in thousands):

2023	$10,000
2024	10,000
2025	15,000
2026	25,000
2027	439,500
2028 and thereafter	1,300,000
$1,799,500
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2023
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$243,000
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$865,000
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

The following table summarizes debt issuance costs at September 30, 2023 and December 31, 2022, and the balance sheet classification in each of the periods presented (in thousands):

	September 30, 2023	December 31, 2022
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(12,774)	(9,760)
Deferred debt issuance costs, net	$19,752	$22,766

Balance sheet classification:
Other noncurrent assets	$6,028	$7,234
Long-term debt	13,724	15,532
	$19,752	$22,766

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
The Company repurchased 75,600 shares for approximately $1.5 million and 382,400 shares for approximately $7.4 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, $42.6 million remained available to purchase under the share repurchase program.
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
During the three and nine months ended September 30, 2023, there were no sales of Trust common shares under the Sales Agreement as the at-the-market program is not active when the share repurchase program is active.
During the three and nine months ended September 30, 2022, the Company sold 934,906 and 3,464,844 Trust common shares under the Sales Agreement, respectively. During the same periods, the Company received total net proceeds of approximately $21.7 million and $84.0 million, respectively, from these sales, and incurred approximately $0.4 million and $1.5 million in commissions payable to the Sales Agents.

The Company incurred approximately $0.1 million in total costs related to the ATM program during both the three and nine months ended September 30, 2023 and 2022.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust interests.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at September 30, 2023, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (as determined by a calculation agent) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At September 30, 2023, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to Holdings	$(11,428)	$(6,647)	$5,968	$29,690
Less: Distributions paid - Allocation Interests	—	—	26,475	—
Less: Distributions paid - Preferred Shares	6,045	6,045	18,136	18,136
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$(20,342)	$(15,561)	$(41,512)	$8,685
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.

Basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss) from continuing operations attributable to common shares of Holdings	$(20,342)	$(15,561)	$(41,512)	$8,685
Less: Effect of contribution based profit - Holding Event	5,164	4,132	11,609	11,931
Net loss from continuing operations attributable to common shares of Holdings	$(25,506)	$(19,693)	$(53,121)	$(3,246)

Income from discontinued operations attributable to Holdings	$1,274	$4,873	$102,881	$18,665
Less: Effect of contribution based profit - Holding Event	—	416	—	1,614
Income from discontinued operations attributable to common shares of Holdings	$1,274	$4,457	$102,881	$17,051

Basic and diluted weighted average common shares outstanding	71,881	71,910	71,996	70,514

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.35)	$(0.27)	$(0.74)	$(0.04)
Discontinued operations	0.02	0.06	1.43	0.24
	$(0.33)	$(0.21)	$0.69	$0.20
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
July 1, 2023 - September 30, 2023 (1)	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023
October 1, 2022 - December 31, 2022	$0.25	$18,051	January 19, 2023	January 26, 2023
July 1, 2022 - September 30, 2022	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022

Series A Preferred Shares:
July 30, 2023 - October 29, 2023 (1)	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022

Series B Preferred Shares:
July 30, 2023 - October 29, 2023 (1)	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$1,969	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022

Series C Preferred Shares:
July 30, 2023 - October 29, 2023 (1)	$0.4921875	$2,264	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
(1) This distribution was     declared on October 3, 2023.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiary’s net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2023 and December 31, 2022:

	% Ownership (1) September 30, 2023		% Ownership (1) December 31, 2022
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.5	88.3	97.7	88.3
BOA	91.8	83.1	91.8	83.5
Ergobaby	81.6	72.8	81.6	72.8
Lugano	59.9	54.9	59.9	55.2
Marucci	90.0	80.9	91.0	82.1
PrimaLoft	90.7	83.1	90.7	83.7
Velocity Outdoor	99.4	87.7	99.4	87.7
Altor	99.3	90.1	99.8	88.2
Arnold	98.0	85.5	98.0	85.5
Sterno	99.4	88.3	99.4	90.7
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2023	December 31, 2022
5.11	$18,029	$17,186
BOA	39,534	36,215
Ergobaby	16,751	16,020
Lugano	96,903	82,967
Marucci	26,989	20,045
PrimaLoft	35,969	36,263
Velocity Outdoor	6,562	6,115
Altor	5,901	5,077
Arnold	1,636	1,475
Sterno	1,795	2,046
Allocation Interests	100	100
	$250,169	$223,509

Note L — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis during the year ended December 31, 2022. There were no assets or liabilities measured on a recurring basis during the nine months ended September 30, 2023.

	Fair Value Measurements at December 31, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(142)	$—	$—	$(142)
Contingent consideration - acquisition (2)	(1,300)	—	—	(1,300)
Total recorded at fair value	$(1,442)	$—	$—	$(1,442)

(1)Represented a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition. The put option was terminated during the period ended March 31, 2023.
(2)Represented a potential earn-out payable as additional purchase price consideration by Velocity in connection with the acquisition of King's Camo. The payment of the earn-out occurred during the second quarter of 2023.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2022 through September 30, 2023 are as follows (in thousands):

Level 3
Balance at January 1, 2022	$(1,501)
Contingent consideration - King's Camo	(1,600)
Adjustment to contingent consideration - King's Camo	300
Payment of contingent consideration - Polyfoam	1,350
Increase in the fair value of put option of noncontrolling shareholder - 5.11	9
Balance at December 31, 2022	$(1,442)
Termination of put option of noncontrolling shareholder - 5.11	142
Adjustment to contingent consideration - King's Camo	25
Payment of contingent consideration - King's Camo	1,275
Balance at September 30, 2023	$—

Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2023 and December 31, 2022. Refer to "Note G - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below.

					Expense
	Fair Value Measurements at September 30, 2023				Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2023
Goodwill - Velocity	$7,205	—	—	$7,205	$32,568

					Expense
	Fair Value Measurements at December 31, 2022				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2022
Goodwill - Ergo	$40,896	—	—	$40,896	$20,552
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine months ended September 30,
	2023	2022
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	7.4	3.7
Foreign income taxes	5.2	2.0
Impact of subsidiary employee stock options	0.3	0.8
Utilization of tax credits	(11.0)	(8.3)
Non-recognition of various carryforwards at subsidiaries	19.8	13.4
United States tax on foreign income	(1.4)	1.3
Impairment expense	7.5	—
Effect of classification of assets held for sale	—	11.0
Other	0.4	1.7
Effective income tax rate	49.2%	46.6%
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.0 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2023. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service cost	$90	$105	$271	$321
Interest cost	60	10	182	31
Expected return on plan assets	(54)	(18)	(163)	(54)
Amortization of unrecognized loss	(9)	(7)	(27)	(20)
Effect of curtailment	—	—	(13)	(31)
Net periodic benefit cost	$87	$90	$250	$247
During the nine months ended September 30, 2023, per the terms of the pension agreement, Arnold contributed $0.3 million to the plan. For the remainder of 2023, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2023 were considered Level 3.
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

Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and nine months ended September 30, 2023 and 2022. The Company recognized $13.8 million and $39.7 million in the three and nine months ended September 30, 2023 and $11.9 million and $32.9 million in the three and nine months ended September 30, 2022, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at September 30, 2023 are as follows (in thousands):

2023 (excluding nine months ended September 30, 2023)	$11,481
2024	43,712
2025	40,202
2026	36,626
2027	32,284
Thereafter	75,582
Total undiscounted lease payments	$239,887
Less: Interest	52,883
Present value of lease liabilities	$187,004
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (years)	6.12	6.24
Weighted-average discount rate	8.02%	7.57%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2023	December 31, 2022

Operating lease right-of-use assets	Other non-current assets	$162,439	$147,518
Current portion, operating lease liabilities	Other current liabilities	$31,878	$28,497
Operating lease liabilities	Other non-current liabilities	$155,126	$139,529

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,414	$28,178
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36,639	$41,127
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
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.6 million and $1.6 million during the three and nine months ended September 30, 2023, respectively and $0.3 million and $1.1 million during the three and nine months ended September 30, 2022, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.0 million and $30.4 million from this supplier during the three and nine months ended September 30, 2023, respectively and $12.7 million and $43.8 million during the three and nine months ended and September 30, 2022, respectively.
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

Note Q — Subsequent Event
Pending Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Wheelhouse Holdings Inc. (as used in this Note Q, “Wheelhouse”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. The sale price of Wheelhouse will be based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. The closing of the transaction is expected to occur in the fourth quarter of 2023; however, there can be no assurances that all of the conditions to closing will be satisfied.

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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of ten businesses, or operating segments, at September 30, 2023. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Marucci Sports, LLC ("Marucci" or "Marucci Sports"), PrimaLoft Technologies Holdings, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), FFI Compass, Inc. ("Altor Solutions" or "Altor" (formerly "Foam Fabricators")), AMT Acquisition Corporation ("Arnold"), and The Sterno Group, LLC ("Sterno").
We acquired our existing businesses (segments) that we own at September 30, 2023 as follows:

		Ownership Interest - September 30, 2023
Business	Acquisition Date	Primary	Diluted
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.5%
Sterno	October 10, 2014	99.4%	88.3%
5.11	August 31, 2016	97.5%	88.3%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	99.3%	90.1%
Marucci Sports	April 20, 2020	90.0%	80.9%
BOA	October 16, 2020	91.8%	83.1%
Lugano	September 3, 2021	59.9%	54.9%
PrimaLoft	July 12, 2022	90.7%	83.1%
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
Significant Trends Impacting Our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment continues to remain dynamic as global macroeconomic trends, including inflationary pressures and rising interest rates, are weakening consumer sentiment and negatively impacting consumer spending behavior. We expect changing market conditions and continued inflationary pressures to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers. We continue to experience modest inflationary cost increases in our materials, labor and transportation costs, although transportation costs have normalized after reaching a peak in the first half of 2022. We took numerous actions during 2022 to build capacity as well as increase our supply chain related resources, including increasing inventory levels and investing in automated systems to increase production efficiency. Our lead-times for inventory have stabilized, which we expect will allow for more accurate forecasting in the remainder of 2023 and 2024. We are experiencing continued uncertainty in our business and the global economy due to inflation, changes in consumer spending patterns, and continuing global supply chain disruptions that are affecting certain segments of our business. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
Business Outlook
The Company anticipates that the areas of focus for the remainder of 2023, which are generally applicable to each of our businesses, include:
•Pursuing sales growth through a combination of new product development, increasing distribution, new customer acquisitions and international expansion;
•Driving free cash flow through increased net income and effective working capital management, enabling continued investment in our businesses;
•Raising prices, when appropriate, on our goods due to rising input costs to preserve operating margins;
•Taking market share, where possible, in each of our niche market leading companies, generally at the expense of less well capitalized competitors;
•Striving for excellence in supply chain management, manufacturing and technological capabilities;
•Continuing to pursue expense reduction and cost savings in lower margin business lines or in response to lower production volume; and
•Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes.

Recent Events
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing of which $66.9 million related to the repayment of intercompany loans with the Company. We recorded a gain on sale of $98.0 million, net of an income tax provision of $6.8 million related to the sale of Advanced Circuits in the first quarter of 2023. We recorded additional gain on sale of $2.1 million in the second quarter of 2023 related to the working capital settlement, and in the third quarter of 2023 adjusted the income tax provision for the gain on sale by $1.3 million.
Pending Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Wheelhouse Holdings Inc. (“Wheelhouse”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. The sale price of Wheelhouse will be based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. The closing of the transaction is expected to occur in the fourth quarter of 2023; however, there can be no assurances that all of the conditions to closing will be satisfied.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2023 and September 30, 2022, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our subsidiary businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and nine months ended September 30, 2023 and 2022, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP), and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2023 and 2022, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of PrimaLoft in July 2022, the pro forma results of operations for the PrimaLoft business segment has been prepared as if we purchased this business on January 1, 2022. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net revenues	$569,565	$575,819	$1,635,952	$1,601,929
Cost of revenues	315,347	346,260	907,013	959,798
Gross profit	254,218	229,559	728,939	642,131
Selling, general and administrative expense	147,962	144,040	442,345	390,336
Fees to manager	18,596	16,592	51,911	45,929
Amortization of intangibles	26,657	25,152	79,708	67,178
Impairment expense	32,568	—	32,568	—
Operating income	28,435	43,775	122,407	138,688
Interest expense	(27,560)	(22,799)	(80,355)	(57,737)
Amortization of debt issuance costs	(1,005)	(1,004)	(3,034)	(2,735)
Loss on debt extinguishment	—	(534)	—	(534)
Other income (expense)	1,043	(1,917)	2,069	856
Income from continuing operations before income taxes	913	17,521	41,087	78,538
Provision for income taxes	5,947	20,493	20,227	36,601
Net income (loss) from continuing operations	$(5,034)	$(2,972)	$20,860	$41,937

Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net revenues
Consolidated net revenues for the three months ended September 30, 2023 decreased by approximately $6.3 million, or 1.1%, compared to the corresponding period in 2022. During the three months ended September 30, 2023 compared to 2022, we saw increases in net sales at 5.11 ($8.7 million increase), Lugano ($27.6 million increase), Marucci ($5.7 million increase), and Arnold ($2.4 million increase), offset by a decrease in net revenue at BOA ($12.7 million decrease), Velocity Outdoor ($21.0 million decrease), Altor Solutions ($10.4 million decrease) and Sterno ($8.5 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $30.9 million during the three months ended September 30, 2023 compared to the corresponding period in 2022. We saw notable decreases in cost of revenues at BOA ($4.8 million decrease), Velocity ($14.5 million decrease), Altor ($13.6 million decrease), and Sterno ($13.7 million decrease) that corresponded to the decrease in revenue noted above. These decreases were offset by increases in cost of revenue at several of our businesses. We saw increases in cost of revenues at 5.11 ($5.5 million increase), Lugano ($6.3 million increase), Marucci ($1.7 million increase) and Arnold ($3.3 million increase)

that correspond to the revenue increases noted above. Gross profit as a percentage of net revenues was approximately 44.6% in the three months ended September 30, 2023 compared to 39.9% in the three months ended September 30, 2022. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022 is attributable to the implementation of price increases at most of our subsidiary businesses in response to rising costs, a reduction in transportation costs as compared to the third quarter of 2022, and the mix of products with increases in net revenue at our higher margin businesses, particularly Lugano. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $3.9 million during the three months ended September 30, 2023, compared to the corresponding period in 2022. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, particularly 5.11 ($1.9 million of the increase) and Lugano ($5.9 million of the increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $3.7 million in the third quarter of 2023 and $3.9 million in the third quarter of 2022, a decrease of $0.2 million.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2023, we incurred approximately $18.6 million in management fees as compared to $16.6 million in fees in the three months ended September 30, 2022. The increase in management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the third quarter of 2022 than would have normally been due. PrimaLoft was acquired in July 2022.
Amortization expense
Amortization expense for the three months ended September 30, 2023 increased $1.5 million as compared to the three months ended September 30, 2022 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022.
Impairment expense
Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below the forecast that we used in the quantitative annual impairment test of Velocity Outdoor at March 31, 2023. The impairment test resulted in Velocity recording impairment expense of $32.6 million in the quarter ended September 30, 2023.
Interest expense
We recorded interest expense totaling $27.6 million for the three months ended September 30, 2023 compared to $22.8 million for the comparable period in 2022, an increase of $4.8 million. The increase in interest expense in the current quarter reflects the interest expense associated with our 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft, and the higher interest rate environment in the current quarter versus the comparable quarter in the prior year.
Other income (expense)
For the quarter ended September 30, 2023, we recorded $1.0 million in other income as compared to $1.9 million in other expense in the quarter ended September 30, 2022, a decrease in other expense of $3.0 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $5.9 million during the three months ended September 30, 2023 compared to an income tax provision of $20.5 million during the same period in 2022, a decrease of $14.5 million. Our income before income taxes for the quarter ended September 30, 2023 decreased by approximately $16.6 million as compared to the prior year quarter. The income tax provision in the quarter ended September 30, 2023 was impacted by the tax effect of the impairment expense at Velocity, while the income tax expense in the third quarter of 2022 included tax expense of $12.2 million (reversal of a tax benefit recorded in the fourth quarter of 2021) at the Trust associated with the reclassification of Advanced Circuits from held-for sale to continuing operations in September 2022.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net revenues
Consolidated net revenues for the nine months ended September 30, 2023 increased by approximately $34.0 million, or 2.1%, compared to the corresponding period in 2022. Our PrimaLoft business, which we acquired in July 2022, contributed approximately $48 million to the increase. During the nine months ended September 30, 2023 compared to 2022, we also saw significant increases in net sales at 5.11 ($35.1 million increase), Marucci ($21.6 million increase), Lugano ($66.3 million increase), Ergobaby ($3.5 million increase) and Arnold ($5.7 million increase), partially offset by a decrease in net revenue at BOA ($52.8 million decrease), Velocity Outdoor ($54.4 million decrease), Altor Solutions ($18.0 million decrease) and Sterno ($19.9 million decrease). Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $52.8 million during the nine months ended September 30, 2023 compared to the corresponding period in 2022. We saw notable decreases in cost of revenues at BOA ($18.4 million decrease), Velocity ($37.6 million decrease), Altor ($29.5 million decrease), and Sterno ($26.6 million decrease) that corresponded to the decrease in revenue noted above. These decreases were offset by increases in cost of revenue at several of our businesses. Our PrimaLoft business contributed approximately $18 million in cost of revenues for the nine months ended September 30, 2023 based on the timing of the acquisition of PrimaLoft in July 2022. We also saw increases in cost of revenues at 5.11 ($18.4 million increase), and Lugano ($20.2 million increase) that correspond to the revenue increases noted above. Marucci also saw a slight increase in cost of sales of $0.5 million, despite a significantly higher increase in revenue in the current period versus the comparable period in 2022. In the first half of 2022, Marucci had increased air freight costs as they worked to offset supply chain shortages. Gross profit as a percentage of net revenues was approximately 44.6% in the nine months ended September 30, 2023 compared to 40.1% in the nine months ended September 30, 2022. The increase in gross profit as a percentage of net sales in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily attributable to the implementation of price increases at most of our subsidiary businesses in response to rising costs, and the mix of products sold, with increases in net revenue at our higher margin businesses. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $52.0 million during the nine months ended September 30, 2023, compared to the corresponding period in 2022. A portion of the increase in selling general and administrative expense in the nine months ended September 30, 2023 is due to our PrimaLoft acquisition in July 2022 (approximately $11 million of the increase, of which $2.4 million was attributable to integration services fees). We also saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, particularly 5.11 ($15.4 million of the increase), Lugano ($17.1 million of the increase) and Marucci ($6.4 million). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $12.6 million in the first nine months of 2023 and $11.0 million in the first nine months of 2022, an increase of $1.7 million due to an increase in professional fees due to increasing regulatory requirements and the timing of investor relation events .

Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2023, we incurred approximately $51.9 million in management fees as compared to $45.9 million in fees in the nine months ended September 30, 2022. The increase in management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second half of 2022 and the first half of 2023 than would have normally been due.
Amortization expense
Amortization expense for the nine months ended September 30, 2023 increased $12.5 million as compared to the nine months ended September 30, 2022 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022.
Impairment expense
Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below the forecast that we used in the quantitative annual impairment test of Velocity Outdoor at March 31, 2023. The impairment test resulted in Velocity recording impairment expense, including the income tax effect, of $32.6 million in the nine months ended September 30, 2023.
Interest expense
We recorded interest expense totaling $80.4 million for the nine months ended September 30, 2023 compared to $57.7 million for the comparable period in 2022, an increase of $22.6 million. The increase in interest expense in the current period reflects higher amounts outstanding on our revolving credit facility in the current year, the interest expense associated with our 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft, and the higher interest rate environment in the current year versus the comparable period in the prior year.
Other income (expense)
For the nine months ended September 30, 2023, we recorded $2.1 million in other income as compared to $0.9 million in other income in the nine months ended September 30, 2022, a decrease in other income of $1.2 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the prior year, we recognized a non-recurring settlement of $1.8 million at Marucci, which contributed to the decrease in the current period.
Income taxes
We had an income tax provision of $20.2 million during the nine months ended September 30, 2023 compared to an income tax provision of $36.6 million during the same period in 2022, a decrease of $16.4 million. Our income before income taxes for the nine months ended September 30, 2023 decreased by approximately $37.5 million as compared to the prior year nine months ended. During the first nine months of 2023, we had an effective income tax rate of 49.2% as compared to an effective income tax rate of 46.6% for the first nine months of 2022. During the first nine months of 2023, the effective income tax rate differed from the U.S. statutory rate of 21.0% primarily due to foreign income taxes and limitations on the use of net operating loss carryforwards and interest expense deductions at our subsidiaries, as well as the tax effect of the impairment expense at Velocity, while in the first nine months of 2022, the difference with the U.S. statutory rate was primarily attributable to the effect of state and local income taxes and the impact of tax expense of $12.2 million (reversal of a tax benefit recorded in the fourth quarter of 2021) at the Trust associated with the reclassification of Advanced Circuits from held-for sale to continuing operations in September 2022.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$135,213	100.0%	$126,537	100.0%	$385,695	100.0%	$350,608	100.0%
Gross profit	$70,363	52.0%	$67,202	53.1%	$203,199	52.7%	$186,487	53.2%
SG&A	$54,535	40.3%	$52,669	41.6%	$164,236	42.6%	$148,861	42.5%
Segment operating income	$13,400	9.9%	$12,091	9.6%	$31,652	8.2%	$30,301	8.6%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were $135.2 million as compared to net sales of $126.5 million for the three months ended September 30, 2022, an increase of $8.7 million, or 6.9%. This increase was driven by a $4.1 million increase in direct-to-consumer sales largely due to strong demand in digital sales, in addition to sales from 23 new retail store openings since September 2022 (bringing the total store count to 124 as of September 30, 2023). Additionally, domestic wholesale sales increased $1.8 million and international sales increased $2.3 million due to strong demand and inventory availability and fulfillment of a $1.6 million direct-to-agency contract.
Gross profit
Gross profit as a percentage of net sales was 52.0% in the three months ended September 30, 2023 as compared to 53.1% for the three months ended September 30, 2022. Gross profit as a percentage of net sales for the three months ended September 30, 2023 was unfavorably impacted by an increase in inventory reserves for aged raw materials, as well as increased promotional activity to sell through seasonal product, which were offset favorably by customer mix and product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023 was $54.5 million, or 40.3% of net sales compared to $52.7 million, or 41.6% of net sales for the comparable period in 2022. The increase in selling, general and administrative expense was largely driven by the costs associated with additional retail stores and increased headcount from September 30, 2022, which was offset by decreased sales and marketing spend, decreased usage of temporary labor during the current quarter and decreased other expenses.
Segment operating income
Segment operating income for the three months ended September 30, 2023 was $13.4 million, an increase of $1.3 million when compared to segment operating income of $12.1 million for the same period in 2022, based on the factors described above.
Nine Months Ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were $385.7 million as compared to net sales of $350.6 million for the nine months ended September 30, 2022, an increase of $35.1 million, or 10.0%. This increase is primarily driven by a $22.0 million increase in direct-to-consumer sales largely due to strong demand in digital sales, in addition to sales from 23 new retail store openings since September 2022 (bringing the total store count to 124 as of September 30, 2023). Additionally, international sales increased $7.0 million while domestic wholesale sales increased $6.1 million both resulting from strong demand and inventory availability improvement as compared to the prior year.
Gross profit
Gross profit as a percentage of net sales was 52.7% in the nine months ended September 30, 2023 as compared to 53.2% for the nine months ended September 30, 2022. Gross profit percentage for the nine months ended September 30, 2023 was unfavorably impacted by increased product costs, promotional activity to sell through seasonal inventory and an increase in inventory reserves for aged raw materials, which was offset favorably by price increases, as well as customer mix and product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2023 was $164.2 million, or 42.6% of net sales compared to $148.9 million, or 42.5% of net sales for the comparable period in 2022. The increase in selling, general and administrative expense for the nine months ended September 30, 2023 was largely driven by the costs associated with additional retail stores, increased headcount from September 30, 2022, as well as increased bonus related expenses. These increases were offset by decreases in expenses related to the usage of temporary labor and bad debt expense.
Segment operating income
Segment operating income for the nine months ended September 30, 2023 was $31.7 million, which represents a slight increase when compared to segment operating income of $30.3 million for the same period in 2022, based on the factors described above.
BOA

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$37,281	100.0%	$50,019	100.0%	$113,390	100.0%	$166,215	100.0%
Gross profit	$21,961	58.9%	$29,875	59.7%	$67,559	59.6%	$101,973	61.4%
SG&A	$11,099	29.8%	$12,725	25.4%	$32,332	28.5%	$39,223	23.6%
Segment operating income	$6,684	17.9%	$12,975	25.9%	$22,685	20.0%	$50,237	30.2%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were $37.3 million as compared to net sales of $50.0 million for the three months ended September 30, 2022, a decrease of $12.7 million, or 25.5%. The main factor of the decrease in sales was higher than anticipated end market inventory levels due to supply chain normalization and corresponding inventory ordering surge experienced in many of our industries in 2022. We anticipate a normalization of inventory levels by the middle of next year.
Gross profit
Gross profit as a percentage of net sales was 58.9% in the three months ended September 30, 2023 as compared to 59.7% for the three months ended September 30, 2022. The decrease in gross profit as a percentage of net sales was driven by fixed manufacturing overhead expenses and an increase in depreciation related to tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023 was $11.1 million, or 29.8% of net sales compared to $12.7 million, or 25.4% of net sales for the comparable period in 2022. The decrease in selling, general, and administrative expense is primarily due to decreased employee costs related to BOA’s bonus plan and a decrease in marketing expense.

Segment operating income
Segment operating income for the three months ended September 30, 2023 was $6.7 million, a decrease of $6.3 million when compared to segment operating income of $13.0 million for the same period in 2022, based on the factors described above.
Nine Months Ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were $113.4 million as compared to net sales of $166.2 million for the nine months ended September 30, 2022, a decrease of $52.8 million, or 31.8%. The main factor of the decrease in sales was higher than anticipated end market inventory levels due to supply chain normalization and corresponding inventory ordering surge experienced in many of our industries in 2022. We anticipate a normalization of inventory levels by the middle of next year.
Gross profit
Gross profit as a percentage of net sales was 59.6% in the nine months ended September 30, 2023 as compared to 61.4% for the nine months ended September 30, 2022. The decrease in gross profit as a percentage of net sales was driven by fixed manufacturing overhead expenses and an increase in depreciation related to tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2023 was $32.3 million, or 28.5% of net sales compared to $39.2 million, or 23.6% of net sales for the comparable period in 2022. The decrease in selling, general, and administrative expense is primarily due to decreased employee costs related to BOA’s bonus plan and a decrease in marketing expense.
Segment operating income
Segment operating income for the nine months ended September 30, 2023 was $22.7 million, a decrease of $27.6 million when compared to segment operating income of $50.2 million for the same period in 2022, based on the factors described above.
Ergobaby

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$23,218	100.0%	$21,540	100.0%	$71,785	100.0%	$68,256	100.0%
Gross profit	$15,037	64.8%	$13,157	61.1%	$45,956	64.0%	$42,129	61.7%
SG&A	$11,758	50.6%	$10,576	49.1%	$35,781	49.8%	$32,302	47.3%
Segment operating income	$1,288	5.5%	$593	2.8%	$4,202	5.9%	$3,866	5.7%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were $23.2 million, an increase of $1.7 million, or 7.8%, compared to the same period in 2022. During the three months ended September 30, 2023, international sales were approximately $14.9 million, representing an increase of $0.4 million over the corresponding period in 2022, primarily as a result of European direct territories offset by soft distributor sales. Domestic sales were $8.3 million in the third quarter of 2023, reflecting an increase of $1.4 million compared to the corresponding period in 2022. The increase in sales was primarily due to increases on our owned websites and key accounts which were offset by the closure of a large domestic retailer.
Gross profit
Gross profit as a percentage of net sales was 64.8% for the three months ended September 30, 2023, as compared to 61.1% for the three months ended September 30, 2022. The increase in gross profit as a percentage of sales was due to shifts in channel mix and a favorable accrual true-up.

Selling, general and administrative expense
Selling, general and administrative expense increased $1.2 million quarter over quarter, with expense of $11.8 million, or 50.6% of net sales for the three months ended September 30, 2023 as compared to $10.6 million or 49.1% of net sales for the same period of 2022. The increase in selling, general and administrative expense in the three months ended September 30, 2023 as compared to the comparable period in the prior year is due to increased marketing, transportation and warehousing expenses, favorable payroll accruals in the prior year as well as increased legal fees in 2023.
Segment operating income
Ergobaby had segment operating income of $1.3 million for the three months ended September 30, 2023, an increase of $0.7 million compared to the same period in 2022, based on the factors noted above.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were $71.8 million, an increase of $3.5 million, or 5.2%, compared to the same period in 2022. During the nine months ended September 30, 2023, international sales were approximately $44.6 million, representing an increase of $1.3 million over the corresponding period in 2022, primarily as a result of Asia-Pacific and Latin America distributor sales as well as owned websites. Domestic sales were $27.2 million in the first nine months of 2023, reflecting an increase of $2.2 million compared to the corresponding period in 2022. The increase in sales was primarily due to our owned websites as well as key accounts offsetting closure of a large domestic retailer.
Gross profit
Gross profit as a percentage of net sales was 64.0% for the nine months ended September 30, 2023, as compared to 61.7% for the nine months ended September 30, 2022. The increase in gross profit as a percentage of sales was due to a reduction in inbound freight compared to the prior year as well as shifts in channel mix.
Selling, general and administrative expense
Selling, general and administrative expense increased $3.5 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, with expense of $35.8 million, or 49.8% of net sales for the nine months ended September 30, 2023 as compared to $32.3 million or 47.3% of net sales for the same period of 2022. The increase in selling, general and administrative expense in the nine months ended September 30, 2023 as compared to the comparable period in the prior year is due to payroll expenses and accruals, increased transportation, warehousing and marketing expenses, as well as increased legal fees.
Segment operating income
Ergobaby had segment operating income of $4.2 million for the nine months ended September 30, 2023, an increase of $0.3 million compared to the same period in 2022, based on the factors noted above.
Lugano

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$78,735	100.0%	$51,145	100.0%	$203,571	100.0%	$137,229	100.0%
Gross profit	$45,460	57.7%	$24,207	47.3%	$113,435	55.7%	$67,286	49.0%
SG&A	$16,070	20.4%	$10,145	19.8%	$44,281	21.8%	$27,208	19.8%
Segment operating income	$27,963	35.5%	$12,635	24.7%	$64,872	31.9%	$35,885	26.1%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the quarter ended September 30, 2023 increased approximately $27.6 million, or 53.9%, to $78.7 million, compared to the corresponding quarter ended September 30, 2022. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado and Connecticut, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano also opened its Washington D.C. location in March 2023 and its Greenwich, Connecticut location in September 2023, and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 57.7% and 47.3% for the quarters ended September 30, 2023 and September 30, 2022, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The increase in margins is attributable to pricing and product mix, especially in its higher priced jewelry pieces.
Selling, general and administrative expense
Selling, general and administrative expense was $16.1 million for the three months ended September 30, 2023 as compared to $10.1 million in selling, general and administrative expense in the three months ended September 30, 2022. Selling, general and administrative expense represented 20.4% of net sales in the three months ended September 30, 2023 and 19.8% of net sales for the same period of 2022. The increase in selling, general and administrative expense is primarily due to increased marketing spend and personnel costs. Lugano has increased its head count in the last year as it invests in additional professionals to support its growth.
Segment operating income
Segment operating income increased during the three months ended September 30, 2023 to $28.0 million, as compared to $12.6 million in the corresponding period in 2022. This increase was a result of the factors noted above.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 increased approximately $66.3 million, or 48.3%, to $203.6 million, compared to the corresponding nine months ended September 30, 2022. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado and Connecticut, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced an increase in sales from its existing locations as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano also opened its Washington D.C. location in March 2023 and its Greenwich, Connecticut location in September 2023, and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 55.7% and 49.0% for the nine months ended September 30, 2023 and September 30, 2022, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense was $44.3 million for the nine months ended September 30, 2023 as compared to $27.2 million in selling, general and administrative expense in the nine months ended September 30, 2022. Selling, general and administrative expense represented 21.8% of net sales in the nine months ended September 30, 2023 and 19.8% of net sales for the same period of 2022. The increase in selling, general and administrative expense is attributable to increased marketing spend and personnel costs in support of Lugano’s growth in sales and expansion into new markets as well as rent and operating costs for its new locations.
Segment operating income
Segment operating income increased during the nine months ended September 30, 2023 to $64.9 million, as compared to $35.9 million in the corresponding period in 2022. This increase was a result of the factors noted above.

Marucci Sports

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$48,500	100.0%	$42,753	100.0%	$144,065	100.0%	$122,481	100.0%
Gross profit	$28,907	59.6%	$24,868	58.2%	$81,923	56.9%	$60,826	49.7%
SG&A	$15,018	31.0%	$14,102	33.0%	$45,382	31.5%	$38,935	31.8%
Segment operating income	$11,062	22.8%	$7,692	18.0%	$28,364	19.7%	$14,141	11.5%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were $48.5 million, an increase of $5.7 million as compared to net sales of $42.8 million for the three months ended September 30, 2022. The increase in net sales was due to increased customer demand, particularly at big-box retailers and through direct-to-consumer channels, and market share growth in Marucci's key product lines, including aluminum and wood bats, and batting gloves. Marucci completed an add-on acquisition in early April, Baum Bat, a designer and manufacturer of composite bats, which allowed further penetration of the wood bat market during the quarter.
Gross profit
Gross profit for the quarter ended September 30, 2023 increased $4.0 million as compared to the three months ended September 30, 2022. Gross profit as a percentage of net sales for the three months ended September 30, 2023 was 59.6%, as compared to gross profit as a percentage of sales of 58.2% for the three months ended September 30, 2022. The increase in gross profit as a percentage of net sales during the quarter ended September 30, 2023 as compared to the quarter ended September 30, 2022, was primarily due to an increase in direct to consumer sales during the current quarter, which carry higher margins.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023 was $15.0 million, or 31.0% of net sales compared to $14.1 million, or 33.0% of net sales for the three months ended September 30, 2022. The increase in selling, general and administrative expense for the three months ended September 30, 2023 partially correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci also incurred additional promotional and marketing expenses in the current quarter due to seasonal programs at several retail customers, and increased operational expenses to support its growth.
Segment operating income
Segment operating income for the three months ended September 30, 2023 was $11.1 million, an increase of $3.4 million when compared to segment operating income of $7.7 million for the same period in 2022, primarily as a result of the factors noted above.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were $144.1 million, an increase of $21.6 million as compared to net sales of $122.5 million for the nine months ended September 30, 2022. The increase in net sales was primarily due to increased customer demand and market share in many of Marucci's key product lines, including aluminum and wood bats, and batting gloves.
Gross profit
Gross profit for the nine months ended September 30, 2023 increased $21.1 million as compared to the nine months ended September 30, 2022. Gross profit as a percentage of net sales for the nine months ended September 30, 2023 was 56.9%, as compared to gross profit as a percentage of sales of 49.7% for the nine months ended September 30, 2022. The increase in gross profit as a percentage of net sales during the nine months ended

September 30, 2023 as compared to the nine months ended September 30, 2022, was primarily due to higher spending on air-freight in the prior year as supply chain issues led to increased transportation costs, and higher direct to consumer sales during the current year, which carry higher margins.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2023 was $45.4 million, or 31.5% of net sales compared to $38.9 million, or 31.8% of net sales for the nine months ended September 30, 2022. The increase in selling, general and administrative expense for the nine months ended September 30, 2023 partially correlates to the increase in net sales, with increases in credit card expenses, royalties, commissions, business development fees, and other variable expenses. Marucci also incurred additional promotional and marketing expenses in the current period due to seasonal programs at several retail customers, and increased operational expenses to support its growth.
Segment operating income
Segment operating income for the nine months ended September 30, 2023 was $28.4 million, an increase of $14.2 million when compared to segment operating income of $14.1 million for the same period in 2022, primarily as a result of the factors noted above.
PrimaLoft
In the following results of operations, we provide comparative pro forma results of operations for PrimaLoft for the three and nine months ended September 30, 2022 as if we had acquired the business on January 1, 2022. The results of operations that follows include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for PrimaLoft have been included in the consolidated results of operation from the date of acquisition in July 2022.

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
			Pro forma				Pro forma
Net sales	$10,930	100.0%	$13,031	100.0%	$57,619	100.0%	$65,897	100.0%
Gross profit	$6,539	59.8%	$7,194	55.2%	$36,096	62.6%	$39,229	59.5%
SG&A	$3,842	35.2%	$10,780	82.7%	$14,654	25.4%	$18,746	28.4%
Segment operating income (loss)	$(2,756)	(25.2)%	$(7,942)	(60.9)%	$5,082	8.8%	$7,414	11.3%
Pro forma results of operations include the following pro forma adjustments as if we had acquired PrimaLoft January 1, 2022:
•Additional amortization expense associated with the intangible assets recorded in connection with the purchase price allocation of PrimaLoft of $0.7 million and $8.9 million, respectively, for the three months and nine months ended September 30, 2022.
•Management fees that would have been payable to the Manager during the period.
Three months ended September 30, 2023 compared to proforma three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were $10.9 million, a decrease of $2.1 million as compared to net sales of $13.0 million for the three months ended September 30, 2022. The decrease in net sales in the current quarter versus the quarter ended September 30, 2022 is attributable to lower ordering from existing customers as a result of higher inventory levels at retail customers which more than offset new customer wins. We expect that retail ordering will begin to normalize by the end of this year which we believe will improve our results in 2024.
Gross profit
Gross profit for the quarter ended September 30, 2023 decreased $0.7 million as compared to the three months ended September 30, 2022. Gross profit as a percentage of net sales for the three months ended September 30, 2023 was 59.8%, as compared to gross profit as a percentage of sales of 55.2% for the three months ended September 30, 2022. The increase in gross profit as a percentage of net sales in the quarter ended September 30,

2023 as compared to the quarter ended September 30, 2022 is due to price increases implemented in the fourth quarter of 2022.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023 was $3.8 million, or 35.2% of net sales compared to $10.8 million, or 82.7% of net sales for the three months ended September 30, 2022. Selling, general and administrative expense in the prior year quarter included $1.2 million in integration services fees and $5.8 million in transaction costs associated with the Company's acquisition of PrimaLoft.
Segment operating loss
Segment operating loss for the three months ended September 30, 2023 was $2.8 million, a decrease of $5.2 million when compared to segment operating loss of $7.9 million for the same period in 2022, primarily as a result of the factors noted above.
Nine months ended September 30, 2023 compared to proforma nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were $57.6 million, a decrease of $8.3 million as compared to net sales of $65.9 million for the nine months ended September 30, 2022. The decrease in net sales in the current period versus the nine months ended September 30, 2022 is attributable to higher than anticipated end market inventory levels leading to lower ordering from existing customers in the first half of the year. We expect that retail ordering will begin to normalize by the end of this year, which we believe will improve our results in 2024..
Gross profit
Gross profit for the nine months ended September 30, 2023 decreased $3.1 million as compared to the nine months ended September 30, 2022. Gross profit as a percentage of net sales for the nine months ended September 30, 2023 was 62.6%, as compared to gross profit as a percentage of sales of 59.5% for the nine months ended September 30, 2022. The increase in gross profit as a percentage of net sales in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is due to price increases implemented in the fourth quarter of 2022.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2023 was $14.7 million, or 25.4% of net sales compared to $18.7 million, or 28.4% of net sales for the nine months ended September 30, 2022. Selling, general and administrative expense in the nine months ended September 30, 2023 includes $2.4 million in integration services fees, while selling, general and administrative expense in the nine months ended September 30, 2022 included $1.2 million in integration services fees and $5.8 million in transaction costs associated with the Company's acquisition of PrimaLoft. Excluding the integration services fee and transaction costs, selling, general and administrative expense increased due to investments in marketing and brand building.
Segment operating income
Segment operating income for the nine months ended September 30, 2023 was $5.1 million, a decrease of $2.3 million when compared to segment operating income of $7.4 million for the same period in 2022, primarily as a result of the factors noted above.
Velocity Outdoor

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$54,469	100.0%	$75,482	100.0%	$126,348	100.0%	$180,774	100.0%
Gross profit	$15,843	29.1%	$22,314	29.6%	$33,859	26.8%	$50,678	28.0%
SG&A	$9,336	17.1%	$9,569	12.7%	$27,196	21.5%	$24,620	13.6%
Impairment expense	$32,568	59.8%	$—	—%	$32,568	25.8%	$—	—%
Segment operating (loss) income	$(28,581)	(52.5)%	$10,225	13.5%	$(33,467)	(26.5)%	$18,721	10.4%

Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were $54.5 million, a decrease of $21.0 million or 27.8%, compared to the same period in 2022. The decrease in net sales for the three months ended September 30, 2023 is primarily due to declining consumer demand in the overall outdoor sporting goods category.
Gross profit
Gross profit for the quarter ended September 30, 2023 decreased $6.5 million as compared to the quarter ended September 30, 2022. Gross profit as a percentage of net sales decreased to 29.1% for the three months ended September 30, 2023 as compared to 29.6% in the three months ended September 30, 2022 due to product mix along with reduced absorption of operating costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023 was $9.3 million, or 17.1% of net sales compared to $9.6 million, or 12.7% of net sales for the three months ended September 30, 2022. The increase in selling, general and administrative expense as a percentage in net sales for the three months ended September 30, 2023 as compared to the prior period is driven by reduced revenue and marketing investments associated with the King's acquisition.
Impairment expense
Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below forecast amounts that were used in quantitative impairment testing performed in March 2023. The impairment test resulted in Velocity recording impairment expense of $32.6 million in the quarter ended September 30, 2023.
Segment operating income (loss)
Segment operating loss for the three months ended September 30, 2023 was $28.6 million, a decrease of $38.8 million when compared to segment operating income of $10.2 million for the same period in 2022 based on the factors noted above.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were $126.3 million, a decrease of $54.4 million or 30.1%, compared to the same period in 2022. The decrease in net sales for the nine months ended September 30, 2023 is primarily due to declining consumer demand in the overall outdoor sporting goods category.
Gross profit
Gross profit for the nine months ended September 30, 2023 decreased $16.8 million as compared to the nine months ended September 30, 2022. Gross profit as a percentage of net sales decreased to 26.8% for the nine months ended September 30, 2023 as compared to 28.0% in the nine months ended September 30, 2022 due to product mix along with reduced absorption of operating costs.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2023 was $27.2 million, or 21.5% of net sales compared to $24.6 million, or 13.6% of net sales for the nine months ended September 30, 2022. The increase in selling, general and administrative expense as a percentage of net sales for the nine months ended September 30, 2023 as compared to the prior period is driven by reduced revenue and marketing investments associated with the King's acquisition.

Impairment expense
Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below forecast amounts that were used in quantitative impairment testing performed in March 2023. The impairment test resulted in Velocity recording impairment expense of $32.6 million in the nine months ended September 30, 2023.
Segment operating income (loss)
Segment operating loss for the nine months ended September 30, 2023 was $33.5 million, a decrease of $52.2 million when compared to segment operating income of $18.7 million for the same period in 2022 based on the factors noted above.

Niche Industrial Businesses
Altor Solutions

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$59,215	100.0%	$69,618	100.0%	$181,613	100.0%	$199,590	100.0%
Gross profit	$18,462	31.2%	$15,284	22.0%	$54,733	30.1%	$43,246	21.7%
SG&A	$7,117	12.0%	$6,127	8.8%	$22,038	12.1%	$17,132	8.6%
Segment operating income	$8,749	14.8%	$6,561	9.4%	$24,906	13.7%	$18,303	9.2%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the quarter ended September 30, 2023 were $59.2 million, a decrease of $10.4 million, or 14.9%, compared to the quarter ended September 30, 2022. The decrease in net sales during the quarter was due to lower volume versus the third quarter of 2022, primarily in construction and building products.
Gross profit
Gross profit as a percentage of net sales was 31.2% and 22.0% for the three months ended September 30, 2023 and 2022, respectively. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2023, was primarily due to favorable raw material market decreases.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023 was $7.1 million as compared to $6.1 million for the three months ended September 30, 2022, an increase of $1.0 million. The increase in selling, general and administrative expense in the third quarter of 2023 was due to operational and administrative investments made in the business in the latter part of 2022.
Segment operating income
Segment operating income was $8.7 million in the three months ended September 30, 2023, an increase of $2.2 million as compared to the three months ended September 30, 2022, based on the factors noted above.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were $181.6 million, a decrease of $18.0 million, or 9.0%, compared to the nine months ended September 30, 2022. The decrease in net sales during the period was due to lower volume as compared to the prior year, primarily in construction and building products.

Gross profit
Gross profit as a percentage of net sales was 30.1% and 21.7% for the nine months ended September 30, 2023 and 2022, respectively. The increase in gross profit as a percentage of net sales in the nine months ended September 30, 2023, was primarily due to the combination of customer and raw material pricing adjustments.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2023 was $22.0 million as compared to $17.1 million for the nine months ended September 30, 2022, an increase of $4.9 million. The increase in selling, general and administrative expense in the first nine months of 2023 was due to investments in organizational structure and the implementation of various strategic initiatives.
Segment operating income
Segment operating income was $24.9 million in the nine months ended September 30, 2023, an increase of $6.6 million as compared to the nine months ended September 30, 2022, based on the factors noted above.
Arnold

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$41,819	100.0%	$39,377	100.0%	$122,047	100.0%	$116,319	100.0%
Gross profit	$11,898	28.5%	$12,742	32.4%	$36,392	29.8%	$35,000	30.1%
SG&A	$6,409	15.3%	$6,530	16.6%	$18,751	15.4%	$18,352	15.8%
Segment operating income	$4,739	11.3%	$5,462	13.9%	$15,390	12.6%	$14,075	12.1%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were approximately $41.8 million, an increase of $2.4 million compared to the same period in 2022. International sales were $13.0 million in both the three months ended September 30, 2023 and the three months ended September 30, 2022. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and industrial.
Gross profit
Gross profit for the three months ended September 30, 2023 was approximately $11.9 million compared to approximately $12.7 million in the same period of 2022. Gross profit as a percentage of net sales decreased to 28.5% for the quarter ended September 30, 2023 from 32.4% in the quarter ended September 30, 2022 principally due to product mix and higher staffing related costs.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended September 30, 2023 was $6.4 million, a decrease in expense of approximately $0.1 million compared to $6.5 million for the three months ended September 30, 2022. Selling, general and administrative expense was 15.3% of net sales in the three months ended September 30, 2023 and 16.6% in the three months ended September 30, 2022.
Segment operating income
Segment operating income for the three months ended September 30, 2023 was approximately $4.7 million, a decrease of $0.7 million when compared to the same period in 2022, as a result of the factors noted above.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were approximately $122.0 million, an increase of $5.7 million compared to the same period in 2022. International sales were $38.7 million in the nine months ended September 30, 2023 and $36.4 million in the nine months ended September 30, 2022. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and industrial.
Gross profit
Gross profit for the nine months ended September 30, 2023 was approximately $36.4 million compared to approximately $35.0 million in the same period of 2022. Gross profit as a percentage of net sales decreased to 29.8% for the nine months ended September 30, 2023 from 30.1% in the nine months ended September 30, 2022 principally due to product mix and higher staffing related costs.
Selling, general and administrative expense
Selling, general and administrative expense in the nine months ended September 30, 2023 was $18.8 million, an increase in expense of approximately $0.4 million compared to $18.4 million for the nine months ended September 30, 2022. Selling, general and administrative expense was 15.4% of net sales in the nine months ended September 30, 2023 and 15.8% in the nine months ended September 30, 2022. The increase in selling general and administrative expense was due to increased staffing related costs and increased travel and legal expenses.
Segment operating income
Segment operating income for the nine months ended September 30, 2023 was approximately $15.4 million, an increase of $1.3 million when compared to the same period in 2022, as a result of the factors noted above.
Sterno

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net sales	$80,185	100.0%	$88,636	100.0%	$229,819	100.0%	$249,745	100.0%
Gross profit	$19,749	24.6%	$14,469	16.3%	$55,788	24.3%	$49,066	19.6%
SG&A	$9,073	11.3%	$7,417	8.4%	$25,057	10.9%	$22,491	9.0%
Segment operating income	$6,438	8.0%	$2,795	3.2%	$18,019	7.8%	$13,783	5.5%
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Net sales
Net sales for the three months ended September 30, 2023 were approximately $80.2 million, a decrease of $8.5 million, or 9.5%, compared to the same period in 2022. The net sales variance reflects lower sales at Rimports due to changes in consumer discretionary buying behaviors as a result of inflationary pressures.
Gross profit
Gross profit as a percentage of net sales increased from 16.3% for the three months ended September 30, 2022 to 24.6% for the three months ended September 30, 2023. The increase in gross profit percentage in the third quarter of 2023 as compared to the third quarter of 2022 was primarily attributable to lower freight costs and favorable material costs across the businesses and the effect of a price increase at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2023 was approximately $9.1 million as compared to $7.4 million for the three months ended September 30, 2022, an increase of $1.7 million reflecting an increase in travel, marketing related salaries and promotional activity for both divisions of the company in the current period. Selling, general and administrative expense represented 11.3% of net sales for the three months ended September 30, 2023 and 8.4% for the three months ended September 30, 2022.

Segment operating income
Segment operating income for the three months ended September 30, 2023 was approximately $6.4 million, an increase of $3.6 million compared to the three months ended September 30, 2022 based on the factors noted above.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
Net sales
Net sales for the nine months ended September 30, 2023 were approximately $229.8 million, a decrease of $19.9 million, or 8.0%, compared to the same period in 2022. The net sales variance reflects lower sales at Rimports due to changes in consumer discretionary buying behaviors as a result of inflationary pressures, partially offset by strong sales at Sterno Products with increased spending in travel, entertainment, weddings and conventions.
Gross profit
Gross profit as a percentage of net sales increased from 19.6% for the nine months ended September 30, 2022 to 24.3% for the nine months ended September 30, 2023. The increase in gross profit percentage in the first nine months of 2023 as compared to the first nine months of 2022 was primarily attributable to lower freight costs and favorable material costs across the businesses and the effect of a price increase at Sterno Products.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2023 was approximately $25.1 million as compared to $22.5 million for the nine months ended September 30, 2022, an increase of $2.6 million reflecting an increase in travel, marketing related salaries and promotional activity for both divisions of the company in the current period. Selling, general and administrative expense represented 10.9% of net sales for the nine months ended September 30, 2023 and 9.0% for the nine months ended September 30, 2022.
Segment operating income
Segment operating income for the nine months ended September 30, 2023 was approximately $18.0 million, an increase of $4.2 million compared to the nine months ended September 30, 2022 based on the factors noted above.

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
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of September 30, 2023, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300.0 million of indebtedness associated with our 5.000% 2032 Notes, $387.5 million outstanding on our 2022 Term Loan, and $112.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At September 30, 2023, approximately 28% of our outstanding debt was subject to interest rate changes.
At September 30, 2023, we had approximately $64.7 million of cash and cash equivalents on hand, an increase of $6.9 million as compared to the year ended December 31, 2022. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Our availability under our 2022 Revolving Credit Facility at September 30, 2023 was $485.8 million. The change in cash and cash equivalents for the nine months ended September 30, 2023 and 2022 is as follows:
Operating Activities:

	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Cash provided by (used in) operating activities	$56,952	$(39,923)

For the nine months ended September 30, 2023, cash flows provided by operating activities totaled approximately $57.0 million, which represents a $96.9 million decrease in cash use compared to cash used in operating activities of $39.9 million during the nine-month period ended September 30, 2022. Cash used in operating activities for working capital for the nine months ended September 30, 2023 was $113.9 million, as compared to cash used in operating activities for working capital of $222.0 million for the nine months ended September 30, 2022. The increase in the use of cash for working capital in the nine months ended September 30, 2022 reflects the acquisition of Lugano in the third quarter of 2021. Lugano has used significant cash to build inventory to support its sales growth strategy in both 2022 and 2023, with net inventory build of $121.7 million in the nine months ended September 30, 2023, and $87.6 million in the nine months ended September 30, 2022. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter. In the fourth quarter of 2021 and continuing into 2022, several of our subsidiary businesses increased inventory levels to combat supply chain issues given longer lead times leading to higher use of working capital for inventory in the prior year. We believe that the use of working capital in 2023 reflects a more normalized use of cash by our businesses as supply chains have normalized over the past year.
Investing Activities:

	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Cash provided by (used in) investing activities	$104,291	$(598,951)

Cash flows provided by investing activities for the nine months ended September 30, 2023 totaled $104.3 million, compared to cash used in investing activities of $599.0 million in the same period of 2022. In the current year, investing activities reflects the sale of Advanced Circuits and the proceeds received related to the sale, and an add-on acquisition at Marucci in the second quarter of 2023, while cash used in investing activities in the prior year reflects our acquisition of PrimaLoft in July 2022. Capital expenditures spend increased $4.2 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, with $43.6 million in capital expenditures in 2023 and $39.5 million in capital expenditures in 2022. The increase in capital expenditures is primarily to support the retail store growth at both 5.11 and Lugano. We expect capital expenditures for the full year of 2023 to be between approximately $60 million to $70 million.
Financing Activities:

	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Cash provided by (used in) financing activities	$(157,927)	$542,128

Cash flows used in financing activities totaled approximately $157.9 million during the nine months ended September 30, 2023 compared to cash flows provided by financing activities of $542.1 million during the nine months ended September 30, 2022. Financing activities in the current year reflects $7.4 million in purchases under our share repurchase program, while financing activities in the first nine months of 2022 reflects $83.9 million of Trust common shares issued under our at-the market share offering program. In the current year, we paid back $50.5 million, net, against our 2022 Credit Facility, while in the prior year, we amended our 2022 Credit Facility to enter into a new $400 million Term Loan which we used to finance our acquisition of PrimaLoft in July 2022. Financing activities in both periods reflect the payment of our common and preferred share distributions, and current period financing cash flows includes the payment of the profit allocation from the sale of Advanced Circuits to the Allocation Interest Holders.
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
All of our subsidiaries except Velocity were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2023. We issued a waiver to Velocity related to the leverage ratio in the intercompany credit agreement for the quarter ended September 30, 2023.
All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of September 30, 2023, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$197,013
BOA	52,245
Ergobaby	81,525
Lugano	348,083
Marucci	84,523
PrimaLoft	164,200
Velocity Outdoor	124,637
Altor	86,893
Arnold	65,347
Sterno	138,129
Total intercompany debt	$1,342,595
Corporate and eliminations	(1,342,595)
Total	$—
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
We had $485.8 million in net availability under the 2022 Revolving Credit Facility at September 30, 2023. The outstanding borrowings under the 2022 Revolving Credit Facility include $2.2 million of outstanding letters of credit at September 30, 2023, which are not reflected on our balance sheet.

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
The following table reflects required and actual financial ratios as of September 30, 2023 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	2.27:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	1.05:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.50:1.0	4.03:1.0

We exercised an option under our 2022 Credit Facility to increase our Consolidated Total Leverage Ratio to 5.75:1.0 as of December 31, 2022. This increase declined to 5.50 on June 30, 2023, and declines to 5.00 on December 31, 2023.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Interest on credit facilities	$28,031	$5,434
Interest on Senior Notes	50,625	50,625
Unused fee on Revolving Credit Facility	1,467	1,504
Other interest expense	256	214
Interest income	(24)	(40)
Interest expense, net	$80,355	$57,737
The following table provides the effective interest rate of the Company’s outstanding debt at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.36%	387,500	5.20%	395,000
2022 Revolving Credit Facility	7.45%	112,000	5.98%	155,000
Unamortized debt issuance costs		(13,724)		(15,532)
Total debt outstanding		$1,785,776		$1,834,468

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
The following tables reconcile EBITDA and Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2023
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(33,858)	$11,850	15,151	$(1,114)	$31,468	$16,125	$(5,500)	$(36,862)	$12,244	$6,911	$4,445	$20,860
Adjusted for:
Provision (benefit) for income taxes	—	3,990	2,224	(1,272)	10,295	5,150	(3,125)	(5,905)	4,094	3,264	1,512	20,227
Interest expense, net	80,122	(4)	(9)	—	4	3	(9)	232	—	16	—	80,355
Intercompany interest	(106,361)	15,698	5,032	6,484	22,660	6,928	13,343	10,070	8,183	5,078	12,885	—
Depreciation and amortization	929	19,866	17,436	6,112	6,971	9,898	16,084	10,023	12,558	6,248	15,016	121,141
EBITDA	(59,168)	51,400	39,834	10,210	71,398	38,104	20,793	(22,442)	37,079	21,517	33,858	242,583
Other (income) expense	(126)	(103)	117	29	(5)	29	130	(1,179)	201	(1)	(1,161)	(2,069)
Noncontrolling shareholder compensation	—	988	2,069	936	1,312	1,287	219	686	800	26	562	8,885
Impairment expense	—	—	—	—	—	—	—	32,568	—	—	—	32,568
Acquisition expenses	—	—	—	—	—	392	—	—	—	—	—	392
Integration services fee	—	—	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	—	—	—	—	—	—	—	—	1,129	1,129
Adjusted EBITDA	$(59,294)	$52,285	$42,020	$11,175	$72,705	$39,812	$23,517	$9,633	$38,080	$21,542	$34,388	$285,863

Adjusted EBITDA
Nine months ended September 30, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	Marucci Sports	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(56,373)	$15,540	$37,122	$(634)	$21,871	$8,374	$(8,492)	$7,826	$7,149	$7,217	$2,337	$41,937
Adjusted for:
Provision (benefit) for income taxes	12,119	4,999	6,819	432	5,863	2,821	(3,570)	2,372	2,907	2,768	(929)	36,601
Interest expense, net	57,559	12	(19)	2	12	13	(4)	142	—	20	—	57,737
Intercompany interest	(66,876)	9,501	5,634	4,000	7,841	4,649	3,251	6,987	7,844	3,947	13,222	—
Loss on debt extinguishment	534	—	—	—	—	—	—	—	—	—	—	534
Depreciation and amortization	952	16,804	16,345	6,061	8,385	9,558	4,194	9,981	12,254	6,065	15,272	105,871
EBITDA	(52,085)	46,856	65,901	9,861	43,972	25,415	(4,621)	27,308	30,154	20,017	29,902	242,680
Other (income) expense	(72)	93	498	4	2	(1,829)	260	1,154	219	—	(1,185)	(856)
Noncontrolling shareholder compensation	—	1,210	1,889	1,154	800	1,089	—	742	910	38	647	8,479
Acquisition expenses	—	—	—	—	—	—	5,680	222	216	—	—	6,118
Integration services fee	—	—	—	—	1,688	—	1,063	—	—	—	—	2,751
Other	—	—	—	250	—	1,802	—	—	—	—	1,211	3,263
Adjusted EBITDA	$(52,157)	$48,159	$68,288	$11,269	$46,462	$26,477	$2,382	$29,426	$31,499	$20,055	$30,575	$262,435

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to net income (loss), which we consider to be the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Nine months ended September 30,
	2023	2022
Net income	$122,964	$63,282
Income (loss) from discontinued operations, net of tax	(1,391)	6,893
Gain on sale of discontinued operations, net of tax	103,495	14,452
Net income from continuing operations	$20,860	$41,937
Less: income from continuing operations attributable to noncontrolling interest	14,892	12,247
Net income attributable to Holdings - continuing operations	$5,968	$29,690
Adjustments:
Distributions paid - preferred shares	(18,136)	(18,136)
Amortization expense - intangibles and inventory step-up	80,843	72,078
Impairment expense	32,568	—
Tax effect - impairment expense	(4,308)	—
Loss on debt extinguishment	—	534
Stock compensation	8,885	8,479
Acquisition expenses	392	6,118
Integration Services Fee	2,375	2,751
Unrealized corporate tax effect	—	12,119
Other	1,129	3,263
Adjusted Earnings	$109,716	$116,896
Plus (less):
Depreciation expense	37,264	31,058
Income tax provision	20,227	36,601
Unrealized corporate tax effect	—	(12,119)
Interest expense	80,355	57,737
Amortization of debt issuance costs	3,034	2,735
Tax effect - impairment expense	4,308	—
Income from continuing operations attributable to noncontrolling interest	14,892	12,247
Distributions paid - preferred shares	18,136	18,136
Other (income) expense	(2,069)	(856)
Adjusted EBITDA	$285,863	$262,435

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
For the three and nine months ended September 30, 2023 and 2022, the Company incurred the following management fees to CGM, by entity:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
5.11	$250	$250	$750	$750
BOA	250	250	750	750
Ergobaby	125	125	375	375
Lugano	188	188	563	563
Marucci	125	125	375	375
PrimaLoft	250	250	750	250
Velocity	125	125	375	375
Altor	188	188	563	563
Arnold Magnetics	125	125	375	375
Sterno	125	125	375	375
Corporate	16,845	14,841	46,660	41,178
	$18,596	$16,592	$51,911	$45,929
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.6 million and $1.6 million during the three and nine months ended September 30, 2023, respectively and $0.3 million and $1.1 million during the three and nine months ended September 30, 2022, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.0 million and $30.4 million from this supplier during the three and nine months ended September 30, 2023, respectively and $12.7 million and $43.8 million during the three and nine months ended and September 30, 2022, respectively.
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
2023 Interim goodwill impairment testing - As a result of operating results that were below the forecast that we used in the quantitative impairment test of Velocity Outdoor at March 31, 2023, we determined that a triggering event had occurred at Velocity in the third quarter of 2023 and performed an interim impairment test of goodwill as of August 31, 2023. We performed the quantitative test of Velocity using an income approach to determine the fair value of the reporting unit. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the current economic environment. The prospective financial information considers reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the Velocity reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 17%, an increase of 2% as compared to the discount rate of 15% used in the March 2023 impairment testing for Velocity. The increase in the discount rate primarily reflects additional uncertainty associated with the prospective financial information used in the income approach. The results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit did not exceed the carrying value, resulting in a goodwill impairment and we recorded impairment expense of $32.6 million in the quarter ended September 30, 2023 at Velocity.
2023 Annual Impairment Testing - For our annual impairment testing at March 31, 2023, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, we determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. We performed the quantitative test of Velocity using an income approach to determine the fair value of the reporting unit. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the current economic environment. The prospective financial information considers reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the Velocity reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 15.0%, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by approximately 21%. The prospective financial information that is used to determine the fair values of the Velocity reporting unit requires us to make assumptions regarding future operational results including revenue growth rates and gross margins. If we do not achieve the forecasted revenue growth rates and gross margins, the results of the quantitative testing could change, potentially leading to additional testing and impairment at the reporting unit that was tested quantitatively.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2023. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of September 30, 2023.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents the total number of shares of common stock purchased during the third quarter of 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2023	—	$—	—	$44,100,000
August 1 - August 31, 2023	15,000	$20.81	15,000	$43,800,000
September 1 - September 30, 2023	60,600	$19.90	60,600	$42,600,000
Total	75,600	$20.08	75,600	$42,600,000

(1) In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50.0 million of outstanding common shares of the Trust. All common shares repurchased during the third quarter of 2023 were repurchased pursuant to this publicly-announced share repurchase program.
(2) As of September 30, 2023, the remaining authorization under the publicly-announced share repurchase program was $42.6 million.

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

Date: November 2, 2023	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2023	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.