Form 10-K
period 2023-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2024-02-28
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2023 was $1,343,661,989 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 75,270,329 common shares of trust stock without par value outstanding at February 24, 2024.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrant’s 2024 Annual Meeting of Shareholders is incorporated by reference into Part III.

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
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Annual Report on Form 10-K may not occur. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are made as of the date of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

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
The LLC is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The LLC’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners (through Sostratus LLC) of 63.0% of the Allocation Interests, as defined in our LLC Agreement.
Overview
We acquire controlling interests in and actively manage businesses that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence, and (iv) have strong management teams largely in place. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the branded-consumer and industrial sectors.
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
In terms of the businesses in which we have a controlling interest as of December 31, 2023, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.
We categorize the businesses we own into two separate groups (i) branded consumer businesses and, (ii) industrial businesses. Branded consumer businesses are those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product categories. Industrial businesses are those businesses that focus on manufacturing and selling products and industrial services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sectors. In 2022, we announced that we will consider potential acquisitions in a third industry category - healthcare. Healthcare has multiple attractive, high-growth sectors with strong barriers to entry and advantageous demographic trends.
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2023:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11") is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Costa Mesa, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 for approximately $408.2 million in August 2016. We currently own 97.2% of the outstanding stock of 5.11 on a primary basis and 88.9% on a fully diluted basis.
BOA
BOA Holdings Inc. ("BOA") creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan. We made loans to, and acquired a controlling interest in, BOA on October 16, 2020 for approximately $456.8 million. We currently own 91.8% of the outstanding stock of BOA on a primary basis and 83.2% on a fully diluted basis.
Ergobaby
Ergobaby Carrier, Inc. (“Ergobaby”), headquartered in Torrance, California, is a designer, marketer and distributer of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers, bouncers and related products. Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States. We made loans to, and purchased a controlling interest in, Ergobaby on September 16, 2010 for approximately $85.2 million. We currently own 81.6% of the outstanding stock of Ergobaby on a primary basis and 72.8% on a fully diluted basis.
Lugano
Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California. We made loans to, and purchased a controlling interest in, Lugano on September 3, 2021 for approximately $265.1 million. We currently own 59.9% of the outstanding stock of Lugano on a primary basis and 55.5% on a fully diluted basis.
PrimaLoft
PrimaLoft Technologies Holdings, Inc. ("PrimaLoft") is a leading provider of branded, high-performance synthetic insulation and materials used primarily in consumer outerwear, and accessories. The portfolio of PrimaLoft synthetic insulations offers products that can both mimic natural down aesthetics and provide the freedom to design garments ranging from stylish puffers to lightweight performance apparel. PrimaLoft insulations also offer superior economics to the brand partner and enable better sustainability characteristics through the use of recycled, low-carbon inputs. We made loans to, and purchased a controlling interest in, PrimaLoft on July 12, 2022 for approximately $541.1 million. PrimaLoft is headquartered in Latham, New York. We currently own 90.7% of the outstanding stock of PrimaLoft on a primary basis and 83.1% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel utilizing King’s own proprietary camo patterns. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. In September 2018, Velocity acquired Ravin Crossbows, LLC ("Ravin" or "Ravin Crossbows"), a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In July 2022, Velocity acquired Kings Camo LLC which designs and sells hunting and casual apparel utilizing King’s own proprietary camouflage patterns. Velocity Outdoor is headquartered in Bloomfield, New York. We currently own 99.4% of the outstanding stock of Velocity Outdoor on a primary basis and 87.7% on a fully diluted basis.
Industrial Businesses
Altor Solutions
FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Altor’s molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates 15 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts. We acquired Altor on February 15, 2018 for a purchase price of approximately $253.4 million. We currently own 99.3% of the outstanding stock of Altor on a primary basis and 89.8% on a fully diluted basis.
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
Sterno
SternoCandleLamp Holdings, Inc. ("Sterno"), headquartered in Plano, Texas, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno also manufactures creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports.We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In February 2018, Sterno acquired Rimports, a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems. We currently own 99.4% of the outstanding stock of Sterno on a primary basis and 87.6% on a fully diluted basis.
Our businesses also represent our operating segments. See “Our Businesses” and “Note F – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
2023 Distributions
Common shares - For the 2023 fiscal year we declared distributions to our common shareholders totaling $1.00 per share.
Preferred shares - For the 2023 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 per share on our Series B Preferred Shares and $1.96875 per share on our Series C Preferred Shares.
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

Organizational Structure (1)

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2023, and the subsidiaries owned by the Company are as of December 31, 2023. On January 31, 2024, the Company acquired The Honey Pot Co, which is not reflected in the above organizational structure.

2)	Path Spirit Limited is the ultimate controlling person of CGI Holdings Maygar LLC. CGI Maygar Holdings, LLC owns approximately 10.6% of the Trust common shares and is our single largest holder. Our non-affiliated holders of common shares own approximately 87.5% of the Trust common shares. The remaining 1.9% of Trust common shares are owned by our Directors and Officers. Mr. Sabo, our Chief Executive Officer, is not a director, officer or member of CGI Maygar Holdings, LLC or any of its affiliates.

3)
63.0% beneficially owned by certain persons who are employees and partners of our Manager. A former member of our Board of Directors, and the former founding partners of the Manager, are non-managing members.

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

Our Strategy
CODI’s permanent capital structure enables us to invest in people, processes, culture, and growth opportunities that drive transformational change. We have two primary strategies that we use to support long-term value creation. First, we focus on growing the earnings and cash flow from our acquired subsidiary businesses and help them professionalize at scale. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the board of directors.
Management Strategy
Our management strategy involves the proactive financial and operational management of the subsidiaries we own in order to increase cash flows and shareholder value. Our Manager actively oversees and supports the management teams of each of our subsidiaries by, among other things:
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
•is a leading branded consumer, industrial or healthcare company headquartered in North America;
•maintains highly defensible position in the markets it serves and with customers;
•operates in an industry with favorable long-term macroeconomic trends;
•has a strong management team, either currently in place or previously identified, and meaningful incentives;
•has low technological and/or product obsolescence risk; and
•maintains a diversified customer and supplier base.
In 2022, we announced that we will consider potential acquisitions in a third industry category - healthcare. Healthcare has multiple attractive, high-growth sectors with strong barriers to entry and advantageous demographic trends. We believe acquisitions in the healthcare industry will bring further diversification and earnings stability to our current group of subsidiaries and will have strong alignment with the existing criteria for acquisition candidates. Our Manager hired a head of healthcare who will partner with our existing team to launch our acquisition strategy in the healthcare industry. Although we have not completed an acquisition in the healthcare category, we continue to pursue potential acquisitions and remain excited about the opportunities that exist in the industry.
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
Valuation and Due Diligence
When evaluating businesses or assets for acquisition, our management team performs rigorous due diligence and a financial evaluation process including an evaluation of the operations of the target business and the outlook for its industry. While valuation of a business is a subjective process, we define valuations under a variety of analyses, including:
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
Environmental, Social and Governance
In the last few years, companies, investors and policymakers have focused more attention on - and have made investments in - companies that are considered leaders in ESG practices. We believe that ESG engagement can help drive value creation and have incorporated ESG factors into our acquisition analysis and decision making. We believe strong ESG practices can be long-term performance enhancing and enable us to oversee and balance the needs of important stakeholders in doing so. We are committed to maintaining responsible business practices that position our businesses for long-term success.
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
Debt Financing
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit (the "2022 Revolving Credit Facility") up to a maximum aggregate amount of $600 million (the "2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the 2022 Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
The 2022 Credit Facility provides for letters of credit under the 2022 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the 2022 Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2022 Credit Facility. At December 31, 2023, we had outstanding letters of credit totaling approximately $2.2 million. The borrowing availability under the 2022 Revolving Credit Facility at December 31, 2023 was approximately $597.8 million.
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

Equity Financing
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times have an equal amount of LLC interests outstanding as Trust shares. At December 31, 2023, there were 75.3 million Trust common shares outstanding.
Share repurchase program
In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares. The Company repurchased 482,400 shares for approximately $9.2 million during the year ended December 31, 2023. The share repurchase program expired on December 31, 2023.
Private Placement
On December 15, 2023, the Company completed the sale of 3,550,000 common shares to Allspring Special Small Cap Value Fund for consideration per share equal to $21.18 per share, or an aggregate sale price of approximately $75.2 million. In connection with the issuance of the Shares, CODI paid a commission equal to 1% of the aggregate sales price, or approximately $752,000. The issuance of the common shares was private placement to an accredited investor and was exempt from registration under the Securities Act. The sale of the common shares was made pursuant to a subscription agreement pursuant to which the buyer agreed not to dispose of the common shares for a period of six months following the date of the private placement.
At-the market program
On September 7, 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. In connection with this offering, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“B. Riley”) and Goldman Sachs & Co. LLC (“Goldman”) pursuant to which we may sell common shares of the Trust having an aggregate offering price of up to $500 million, from time to time through B. Riley and Goldman, acting as sales agents and/or principals. We sold 3,464,844 Trust common shares during the year ended December 31, 2022 and received net proceeds of approximately $84.0 million. We incurred approximately $1.5 million in commissions payable to the Sales Agents during the year ended December 31, 2022. During the year ended December 31, 2023, there were no sales of Trust common shares under the Sales Agreement as the at-the-market program is not active when the share repurchase program is active.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 million Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. We issued 4,000,000 7.250% Series A Preferred Shares in 2017, 4,000,000 7.875% Series B Preferred Shares in 2018 and 4,600,000 7.875% Series C Preferred Shares in 2019.
We intend to finance future acquisitions through our 2022 Revolving Credit Facility, cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third-party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.

Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sector.
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2023, 2022 and 2021, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2023 and 2022.

	Net Revenue			Operating Income (loss) (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022

Branded Consumer:
5.11	25.9%	24.2%	25.8%	27.4%	21.4%	21.6%	14.1%	17.2%
BOA	7.6%	10.4%	9.6%	16.0%	28.4%	18.7%	13.1%	14.3%
Ergobaby	4.6%	4.4%	5.4%	2.8%	(8.3)%	5.0%	3.3%	3.9%
Lugano	15.0%	10.0%	3.1%	58.9%	26.0%	5.5%	18.9%	14.4%
PrimaLoft	3.3%	1.2%	n/a	(33.5)%	(6.8)%	n/a	13.7%	17.5%
Velocity Outdoor	8.4%	11.6%	15.7%	(19.3)%	9.3%	21.8%	6.2%	8.5%
	64.6%	61.8%	59.7%	52.4%	70.0%	72.6%	69.3%	75.8%
Industrial:
Altor Solutions	11.6%	13.0%	10.5%	20.3%	12.1%	6.6%	8.2%	9.7%
Arnold Magnetics	8.1%	7.7%	8.1%	12.7%	8.2%	9.9%	4.6%	4.8%
Sterno	15.7%	17.5%	21.8%	14.6%	9.7%	10.9%	7.3%	9.2%
	35.4%	38.2%	40.3%	47.6%	30.0%	27.4%	20.1%	23.7%
Corporate (2)	—	—	—	—	—	—	10.6%	0.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Operating income (loss) reflected is as a percentage of the total contributed by the businesses and does not include expenses incurred at the corporate level.
(2) Total assets at corporate at December 31, 2023 primarily consists of cash proceeds related to the sale of our Marucci business in November 2023.
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
Apparel - Apparel represents 5.11’s largest product category at 70%, 69% and 68%, respectively, of net sales for the years ending December 31, 2023, 2022 and 2021. Within this category, 5.11 offers a broad assortment of men’s and women’s pants, shorts, shirts, outerwear, polos, and base layers. 5.11 offers apparel in a variety of styles and fits intended to enhance comfort, durability, and utility. 5.11 has historically designed and developed innovative “families” of products around proprietary fabrics that 5.11 has created to meet the needs of its consumers. These product “families” typically start with a purpose-built pant and then expand into other products.
•Pants - for many consumers, 5.11 technical purpose-built pants are the gateway into the 5.11 brand. 5.11 offers a wide range of pants to tackle any mission in a broad range of waist sizes and inseams for men and women. The fit, proprietary or patented fabrics and purpose-built designs deliver high levels of comfort, utility and durability. Among the most popular pants today are Stryke, Taclite, Apex, Fast-Tac and Defender-Flex, which have prices ranging from $58.00 to $95.00. 5.11 offers five distinct pant lines, which anchor five different apparel families. The top selling pants include Taclite, which is built with a lighter and stronger fabric to outperform 5.11's original canvas pant, Stryke, which uses 5.11's patented FlexTac fabric, Apex, which leverages 5.11's Flex-Tac technology, and 5.11's highly durable FastTac all with stain and water-resistant properties, and Defender-Flex, 5.11’s performance denim.
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
Gear - Gear represented 19%, 20% and 21%, respectively, of 2023, 2022 and 2021 net sales, which includes multi-use backpacks, cases, load-bearing equipment, range bags, duffels, field knives, watches and gloves. 5.11 bags, pouches, and packs provide reliable, multifunctional storage options designed to excel in a wide range of operational and recreational settings. The bag offering meets the critical needs of emergency medical, public safety, and military professionals in the field, outdoor adventure enthusiasts going off the grid, and anyone who needs to maximize space and convenience packing for a weekend getaway. The patented Hexgrid® and Gear Set™ system enhance modularity capabilities, allowing users to have different sets per mission specific needs and attached pouches in 8 directions compared to other systems. 5.11 also offers a wide assortment of complementary accessories including belts, hats, flashlights, gloves, watches, knives and patches.
Footwear - Footwear represented 10%, 10% and 11%, respectively, of net sales in each of the years ending 2023, 2022 and 2021 and includes a full line of functional boots, low-profile tactical shoes, trainers, and socks. First embraced by 5.11 professional customers through their field boots, 5.11 has developed and tested footwear that stands up to extreme temperatures and weather conditions. 5.11 has evolved into the current lineup of trainers, casual sneakers and oxfords that afford 5.11's consumers the same level of comfort, protection, durability and style they expect from 5.11. 5.11 trainers feature All Terrain Load Assistance System (A.T.L.A.S.) technology, which is built to help 5.11's consumers undergo the most strenuous of workouts. The 5.11 A/T Trainer adds comfort and substantially increased agility, flexibility, and durability to cross training, functional fitness and heavy workouts.
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
•Everyday Consumers: A blend of active, challenge-seeking and achievement-oriented gear consumers who thrive on fitness and adventure. Inspired by 5.11’s Prosumers to live a life bigger than themselves with the “Always Be Ready” mindset, these Everyday Consumers engage in a range of activities from fitness and training, to outdoor experiences such as hunting, hiking and overlanding, and purchase 5.11 products for everyday casual use. They prioritize maintaining high performance and, we believe, recognize that the functional superiority of 5.11 products aligns with their own achievement-oriented goals. They also appreciate the aesthetic and functional design of 5.11 products, which can take them from the comfort of their home to a favorite nearby hike, as well as 5.11 apparel, footwear and gear, which are as dynamic as they are functional. We believe the Everyday Consumers align with 5.11 products’ price points and superior value proposition.
•Prosumers: Includes everyone from the most elite U.S. and international military and law enforcement special forces units on the planet to everyday heroes including first responders, frontline workers, and other professionals, both on duty in mission-critical situations and off-duty. Prosumers are devoted to service, on and off-the-clock, and 5.11 endeavors to match their dedication and commitment as it produces superior technical products for every aspect of their lives. 5.11’s unique combination of durability, functional excellence, and comfort allows Prosumers to turn to 5.11 seamlessly across a variety of use-cases, whether on-duty, training, spending a weekend overlanding, backpacking, or camping. Many of the Prosumers are never fully off-duty, making the ability to serve them comfortably and reliably in all aspects of their lives a top priority. 5.11 enables them to “Always Be Ready” to meet any challenges that cross their path.
The strength of the 5.11 business model is the ability to serve the consumer however they prefer to engage while simultaneously reinforcing the 5.11 brand’s premium association and authenticity. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters a trade area with an intentional mix of owned stores, Consumer Wholesale, Professional Wholesale, eCommerce and marketplaces. By approaching trade areas in this manner, 5.11 shares inventory between stores and eCommerce and optimizes speed and efficiency with logistics that meet consumers’ needs wherever they prefer to shop, rather than directing them into a particular channel. We believe this principle of product accessibility and experiential shopping drives brand building and organic lead generation. Though each channel is able to function profitability on an individual basis, the value derived from these channels working in concert is a unique competitive strength 5.11 employs in every market in which it operates.
Direct to Consumer - 5.11’s direct-to-consumer ("DTC") channel is comprised of its digital platform, 511tactical.com, its growing network of retail stores as well as its third-party marketplace partners. 5.11 has significantly expanded its DTC mix in the past five years, with DTC now comprising 45%, 43% and 43% of net sales for the years ended December 31, 2023, 2022 and 2021, respectively. 5.11’s website has grown significantly and drives a significant portion of its online sales. 5.11 also operates company owned retail stores in 35 states, with plans to grow its footprint further. Both the online and company owned retail stores enable 5.11 to maintain direct relationships with consumers, influence the brand experience and better understand shopping preferences and behavior.
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
•Retail. Since 2011, 5.11 has grown to 123 branded and owned retail locations around the U.S. as of December 31, 2023. Its locations provide an opportunity for 5.11 to showcase its diverse product assortment. Retail also provides an opportunity to further engage with consumers through the ABR mindset, with in-person, local community events and educational opportunities that elevate the experiential retail experience.
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
Wholesale - The Wholesale channel is comprised of Professional Wholesale, Consumer Wholesale and International business. Wholesale sales were 55%, 57% and 57% of net sales for the years ended December 31, 2023, 2022 and 2021, respectively. The Professional Wholesale channel specializes in demand creation for formal procurement through specification of 5.11 on government contracts around the world. The Consumer Wholesale channel is comprised of dealers, outdoor specialty retailers, and military exchanges, serving predominantly Everyday Consumers. The International business includes retail locations and International e-commerce sites. International products are currently distributed in over 120 countries across the globe. Management believes there is significant opportunity for continued International expansion.
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
•International. In addition to domestic whitespace, management believes there is opportunity to expand internationally as International only represented 21% of net sales in 2023. While 5.11 products are currently distributed in 120 countries across the globe, 5.11 has limited penetration in many of these countries with limited distribution in certain countries and certain dealers only carrying select styles. As such, management believes there is significant opportunity for continued international expansion and plan to expand in Europe, the Middle East, Africa ("EMEA"), Mexico, Asia, Australia, and Canada, and will leverage third-party logistics facilities in Europe and China as well as 5.11’s owned warehouse in Australia to drive this. 5.11 sees additional opportunities to further expand internationally and plans to methodically continue the expansion of its business.
No individual customer represented greater than 10% of 5.11’s net revenues in 2023. At December 31, 2023 and 2022, 5.11 had approximately $34.6 million and $41.3 million, respectively, in firm backlog.
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
•International Opportunity. In addition to the domestic whitespace opportunity, management believes there is opportunity to expand to a large global market, as International only represented 21% of net sales in 2023. 5.11 products are currently distributed in 120 countries across the globe with its market entry point being the Professional Wholesale Channel. Most countries outside the US are under-penetrated with limited distribution and select dealers only carrying a portion of available styles. As such, management believes there is significant opportunity for continued international expansion and plan to expand in EMEA, Mexico, Asia, Australia, and Canada. 5.11’s approach will be to build out each region uniquely based on the size of the opportunity and the complexity of conducting business in a particular country. This approach currently utilizes a mixture of Professional and Consumer wholesale channels, distributors, wholesale partner stores, third party e-commerce sites as well as owned e-commerce websites and retail stores. To build this business 5.11 plans to leverage its third-party logistics facilities in Europe and China as well as its owned warehouses in Australia and the US for supply chain logistics. 5.11 believes there are additional opportunities to further expand internationally and plans to methodically continue the expansion of its business.
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
5.11’s innovative brand and marketing strategy has been able to deliver significant brand awareness growth with relatively low marketing spend to date. The reason this has been so successful is due to the outsized returns from 5.11’s positive, community-driven word-of-mouth, stemming from consumers who share an emotional connection to 5.11. While 5.11’s marketing competencies extend well beyond traditional and digital media; 5.11 is a leader in content development and influencer marketing. 5.11 has built a community with major brand ambassadors and brand partners. 5.11 also partners with other leading brands across categories, such as Spartan in fitness and Ubisoft’s Ghost Recon in gaming. These strategic partnerships reinforce 5.11’s authentic and premium branding while simultaneously engaging a broad and passionate customer base of potential 5.11 consumers. Through its deep relationships, history of mutually beneficial partnerships, community, and social education events such as “ABR Academies,” as well as its recognized leadership position, management believes 5.11 has become a partner of choice for influencers worldwide, leading to a significant competitive advantage. These marketing efforts deliver authentic, aspirational experiences and exclusive content that drive loyalty and engagement. 5.11 pairs this emotional brand marketing with sophisticated, data-driven performance marketing to further drive profitable customer acquisition, retention and high lifetime value. Through investment in these marketing strategies, 5.11 intends to drive passionate 5.11 connections within its community.
Continued Execution of Integrated Omnichannel Platform to Drive Disciplined Growth - Management believes 5.11 has built a solid omnichannel distribution strategy, comprised of a rapidly growing DTC channel, which includes its owned retail locations, proprietary website, and third-party marketplace partners like Amazon, and a recurring Wholesale channel, which encompasses 5.11's Professional Wholesale, Consumer Wholesale, and International business. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters trade areas with a tailored DTC and wholesale strategy for that market. To best serve its consumers’ needs and to profitably accelerate growth, 5.11 continues to make investments in its omnichannel distribution strategy. To increase connectivity and reach a larger quantum of consumers, 5.11 is accelerating digital growth through the utilization of data analytics, targeted digital tactics and integrated marketing campaigns. In parallel, 5.11 continues to improve its website functionality as measured through strong site traffic, conversion and average order value. 5.11’s digital growth is complemented by the potential to expand its retail footprint. Currently, 5.11 has 123 physical stores, which represents an increase of 120 since 2015. Ultimately, the expansion of both channels presents an accessible near-term opportunity to accelerate growth and better serve evolving consumer preferences.
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
Disciplined International Expansion - International represents 21% of net sales in 2023 and management believes 5.11 has a large opportunity to expand this business. Management believes Prosumers internationally view U.S. first responders, military and public servants as being among the best in the world, and want the same apparel, footwear and gear that they use both on and off duty. 5.11’s international strategy parallels the success it has enjoyed in the U.S. by seeding the market through the Prosumer channels, which creates brand awareness and Everyday Consumer demand.
Currently 5.11 products are distributed in over 120 countries across the globe. 5.11 leverages its proven playbook to invest in international regions to grow its business. This strategy starts with the Professional Wholesale channel which establishes a profitable recurring revenue stream. As that grows, 5.11 builds a Consumer Wholesale channel and finally a DTC business is established in the most mature markets. While the strategic approach is consistent, each region is uniquely built based on the size of the opportunity and the complexity of conducting business in a particular country. Management believes there is a significant opportunity to continue 5.11's international expansion with a focus on EMEA, Mexico, Asia, Australia and Canada. 5.11’s ability to supply the same superior apparel, footwear and equipment to global markets allows it to expand its already profitable international business to Everyday Consumers living by the ABR mindset around the world.
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
All 5.11 products are manufactured by third-parties. 5.11 works with a group of 70+ vendors, 17 of which produced approximately 80% of its products in both 2023 and 2022. During the year ended December 31, 2023, approximately 41% of 5.11 products at cost were produced in Bangladesh, approximately 31% in Vietnam, and the remainder in China, Cambodia, Taiwan, Philippines, Indonesia, Africa, Central America and the United States. 5.11 does not have any long-term agreements requiring it to use any manufacturer, and no manufacturer is required to produce its products in the long term. 5.11 purchases from suppliers on a purchase order basis informed by capacity forecasts. 5.11 measures supplier performance through various performance indicators and partner closely with them to continually improve efficiency, cost, and quality. Management believes that 5.11's principal manufacturers have the additional capacity to accommodate future growth.
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
Intellectual Property
To establish and protect its proprietary rights, 5.11 relies on a combination of trademark (including trade dress), patent, design, copyright and trade secret laws, as well as contractual restrictions in license agreements, confidentiality and non-disclosure agreements and other contracts. 5.11’s intellectual property is an important component of its business, and management believes that 5.11's know-how and continuing innovation are important to developing and maintaining its competitive position. Management also believes having distinctive marks that are readily identifiable on 5.11's products is an important factor in continuing to build its brand and distinguish its products. 5.11 considers the 5.11 name and logo, as well as the Beyond Clothing name and logo, trademarks, together with 88 issued and pending patents and 591 registered and pending trademarks, both in the United States and internationally, to be among its most valuable intellectual property assets.

Regulatory Environment
In the United States and the other jurisdictions in which 5.11 operates, it is subject to labor and employment laws, laws governing advertising, environmental and safety regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances (collectively known as “PFAS”), and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act, in the United States, the EU General Data Protection Regulation 2016/679 ("GDPR") in the European Economic Area and Switzerland, the U.K. GDPR and the United Kingdom Data Protection Act 2018 in the United Kingdom, and the Brazilian General Data Protection Law in Brazil, the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. 5.11 products sold outside of the United States may be subject to tariffs, treaties and various trade agreements, as well as laws affecting the importation of consumer goods. 5.11 monitors changes in these laws and management believes that 5.11 is in material compliance with applicable laws. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. A portion of sales generated by its International business is derived from sales to foreign government agencies, and management believes 5.11 is in material compliance with related applicable laws.
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
5.11 prides itself in its ability to work directly with top professionals around the world, innovating to solve their greatest needs in the most mission-critical settings. 5.11 maintains a global footprint, with employees working in thirty-three states and eighteen countries. At December 31, 2023, 5.11 had 1404 full-time employees and 543 part-time employees. 5.11 strives to create a welcoming and caring environment across the entire organization and celebrate the passion its team members bring forward in serving its consumers. 5.11 believes it has created a company culture focused on attracting, retaining, and developing talent, which enables it to exceed consumers’ expectations and meet its growth objectives. 5.11 prioritizes building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.
BOA
Overview
BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.

History of BOA
BOA was founded in 2001 by Gary Hammerslag, a snowboarder, surfer, and entrepreneur. Gary moved to Steamboat Springs, Colorado in the mid-90’s after successfully selling his previous company, which created innovative catheter solutions that improved angioplasty procedure speed and effectiveness. After arriving in Steamboat Springs and frequently snowboarding, Gary envisioned a possibility to dramatically improve the fit and performance of snowboard boots by applying elements of his learnings in the medical device field. Gary developed a fit system as an alternative to traditional laces for snowboard boots and partnered with K2 and Vans to launch the first BOA-equipped snowboard boots to consumers in the winter of 2001. After a successful launch, BOA became widely adopted on snowboard boots.
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
In 2019, BOA launched its state-of-the-art Performance Fit Lab ("PFL") to quantitatively measure the impact of BOA-equipped performance footwear with elite athletes. The PFL’s purpose is to push the limits of athlete performance through superior fit, performance and user experience by testing, refining and improving products in collaboration with BOA’s brand partners. BOA has conducted thousands of individual performance tests since the lab opening.
In 2023, BOA successfully launched alpine downhill ski boots. The expansion into new industries and geographies coupled with the scientifically proven performance improvements has resulted in BOA surpassing 28 million users worldwide in 2023.
We purchased a majority interest in BOA on October 16, 2020.
Industry
BOA participates in the global performance footwear, helmet and bracing markets representing an addressable market of 800+ million units sold annually in over 40 countries. The addressable market includes Snowsports (Alpine Ski, Snowboarding, and Cross-Country boots plus Helmets), Athletic (Golf, Court Sports, Running, and Training footwear), Outdoor (Trail, Hiking, Trekking, and Mountaineering boots/shoes), Cycling (Footwear and Helmets), Workwear (Footwear and Helmets), and bracing. BOA partners with the leading premier brands to integrate their system into their best gear. Management estimates the company currently has approximately 4% share within its addressable market.
Products, Customers and Distribution Channels
Products
The BOA Fit System consists of a durable lace, which is guided by low-friction guides and attached to a dial that is typically mounted on the footwear heel, tongue, or eye-stay for micro-adjustability to enhance performance fit. BOA’s current product portfolio has seven platforms, H+, H, M+, M, L+, L and S-Series, which vary in cost, weight, tension, and use case. Each dial design can be customized with numerous color choices allowing the product to fit cohesively with each brand partners’ specific designs and colorways.
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

Customers and Distribution Channels
BOA has approximately 300 global brand partners, including leading footwear companies such as Adidas, ASICS, Yonex, New Balance, Under Armour, Specialized, Shimano, Fizik, Trek, Fox, Burton, La Sportiva, K2, Vans, Saloman, Atomic, Fischer, Scarpa, Black Yak, Ecco, Fila, Anta, Scott, FootJoy, Sieve, Red Wing, and Jalas who feature BOA systems across a variety of sporting and professional industries including snow sports, cycling, outdoor, athletic, workwear and medical. BOA typically sells directly to the manufacturing partner responsible for final assembly of the brand partner’s product. BOA works with 500+ brand partner factories with limited revenue concentration. Most brand partner factories are located in Asia, primarily in China and Vietnam, and are in relatively close proximity to BOA’s supply chain.
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
Footwear and headwear products featuring BOA systems are primarily sold through brick-and-mortar sporting goods retailers, specialty sport retailers, online retailers, or brand partners’ owned retail and online channels. According to management’s estimates, end consumption is geographically diverse, with approximately 10% of products consumed in North America, 25% in Europe, and 65% in Asia.
One individual customer represented approximately 11% and 13% of BOA's net revenues in 2023 and 2022. No other individual customer or brand partner factory represented greater than 10% of BOA’s net revenues in 2023, 2022 or 2021. At December 31, 2023 and 2022, BOA had approximately $16.1 million and $18.8 million in order backlog, respectively.
Business Strategies and Competitive Strengths
Business Strategies
Continued Share Growth in Established Industries - BOA has established a strong presence in certain core industries globally including cycling and snowboarding. BOA has established strong positions in the workwear industry in Europe, outdoor industry in Korea, and the athletic industry in Japan and China. The company is on pace to achieve approximately 10% model count growth consistent with BOA's long-term expectations.
Going forward, BOA intends to continue to build its brand partner relationships to expand penetration and capture additional share in growing markets such as workwear in North America and Asia and outdoor/athletic in Europe and North America, and Alpine Ski globally. BOA has developed industry specific products to better cater to the individual dynamics of each market. Through its reputation in the marketplace, athlete endorsements and deep relationships with leading brand partners, the company is focused on delivering the performance benefits of the BOA Fit System across an expanding set of industries and geographies.
Expand into Pioneering Categories - BOA has identified several adjacent segments including alpine skiing, trail running, and court sports such as tennis, badminton and basketball which management believes are well suited to benefit from the performance fit that BOA delivers. BOA is actively working with leading brand partners to develop sport-specific footwear configurations that can benefit from the advantages of the BOA Fit System. By leveraging BOA’s brand equity and proven solutions, the company believes there is significant whitespace to increase penetration in these early adoption segments.
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
Deep Collaborative Partnerships – BOA has deep partnerships with the premier brands in every industry they compete within. They collaborate throughout the entire product lifecycle process, including product strategy, design and development, factory operational/service support, retail education, consumer warranty support, and marketing/demand creation. BOA has a high partner retention rate due to the depth and value of the relationships.
Premium Brand Position - BOA is focused on continuing to build awareness around its aspirational, global brand through content leadership, athlete endorsements, paid media, brand partner affiliations, retail engagement/ education and other business. BOA primarily increases awareness through direct-to-consumer marketing and co-marketing with its established brand partner relationships. In 2019, BOA launched its “Pioneer Program,” an athletic sponsorship platform. BOA leverages athlete endorsements to further establish its positioning as a performance fit leader as well as drive cross-segment brand awareness. The company's tag line and positioning “Dialed in Precision Fit" showcases pioneers performing at their peak both physically and mentally. BOA also relies on its trusted brand partners to increase BOA brand awareness. The company focuses its efforts on collaborating with brand partners who are innovative market leaders that meet BOA’s brand standards and align with BOA’s positioning as a high-performance, premium brand.
Technology Leader with Robust Patent Portfolio – BOA is a leader in performance fit innovation and has built a diverse global portfolio of issued and pending utility and design patents. Throughout BOA’s history, the company has continually innovated on dial attributes including quick release, durability, manufacturing ease, and micro adjustability, in addition to integrated lace and lace guide designs and configurations critical to imparting precision fit and reduced friction. BOA’s engineering and technical expertise enables the development and production of performance fit solutions, allowing their brand partners to offer performance enhancing technology and product differentiation.
Competition
BOA’s competition can be segmented into three categories: established footwear brands that maintain their own proprietary technology for particular market segments, lower-quality subscale BOA imitators, and non-mechanical lace alternatives (bungies, buckles, plastic lace locks, Velcro, and webbing). Management estimates that BOA is 10+ times the size of its next closest direct competitor.
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
Suppliers
BOA maintains a longstanding deep relationship with a sole supplier for plastic injected parts (dial units and lace guides), representing approximately 70% of total purchases. The vendor is based in China with multiple facilities and is currently working with BOA to diversify its geographical footprint by end of 2024. Furthermore, the vendor has supplied the company since 2001 and has continuously invested in its tools and infrastructure to maintain quality standards and keep up with demand. BOA owns all its injection molds. Lastly, the vendor is also a minority shareholder in BOA and is committed to supporting its growth. The remainder of BOA’s purchases are for steel and steel coated lace, textile laces and guides, monofilament lace and webbing, which are sourced from China, Korea, Europe, Thailand, the Philippines and the U.S. Management believes its manufacturing partners have sufficient capacity to accommodate future growth.
Intellectual Property
BOA has built a diverse global patent portfolio of 259 issued and pending utility patents and 160 issued and pending designs. The company currently has 42 active patent “families” as well as 31 active design “families” with intellectual property covering its core technology (dials, guides, laces), as well as strategic configurations and component installation methods. BOA maintains 187 registered and pending trademarks protecting 14 unique marks, with core marks filed in 40+ countries.
Seasonality
Due to the diversity of industries and geographies BOA participates in, there is no significant seasonality to the business.
Environmental, Social and Governance
As a forward-looking company, BOA sustainability efforts include minimizing impact on the environment, elevating the experience of staff throughout our supply chain, and working with community partners to diversify and promote access throughout Outdoor and STEM industries. BOA is working to reduce the use of virgin fossil fuel-based plastics, reduce overall manufacturing waste, and materially decrease our use of fossil-based energy. The company has made tangible progress in all three areas. BOA has formed partnerships with organizations across each region of operation focused on providing more access and opportunities to under-represented populations and protecting the environment. Through these programs BOA is working to create purposeful connections to their employees, partners, and consumers – bringing their mission, values, and products to the hearts and minds of their audience.
Human Capital
BOA is an inclusive global team that trusts and cares for each other, their partners, the community, and the environment. Since their launch in Steamboat Springs, CO in 2001, BOA has maintained a strong and healthy company culture that is rooted in a passion for pioneering, and for making the best gear even better. As the team has expanded over the last 23 years, BOA has placed an emphasis on attracting, developing, and retaining a diverse and talented workplace. BOA employees are located in four countries and the United States. As of December 31, 2023, BOA had 268 full-time employees and 4 part-time employees. 137 employees are located in the United States and 135 work outside of the United States in Austria, Greater China, Japan, and South Korea.
BOA is focused on providing greater access to careers, diversifying the industry and providing BOA talent with opportunities to grow within the organization - providing career exposure programs, learning and development opportunities, targeted individual career plans, and building Leadership Excellence across all levels of the organization. BOA maintains a high employee retention rate and the leadership team strives to lead with transparency and respect.
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
History of Ergobaby
Ergobaby was founded in 2003 by Karin Frost, who designed her first baby carrier following the birth of her son. The baby carrier product line has since expanded into multiple style variations. In its second year of operations, Ergobaby sold 10,500 baby carriers and today sells over 1 million a year. In order to support the rapid growth, in 2007, Ergobaby made a strategic decision to establish an operating subsidiary (“EBEU”) in Hamburg, Germany.

In 2014, Ergobaby launched the Ergobaby 360 Baby Carrier which expanded on Ergobaby’s leadership in the baby carrier category by offering an ergonomic, outward forward facing position for the baby and comfort for the parent. The Ergobaby 360 Carrier won the 2014 JPMA Innovation award in the baby carrier category. In 2016, Ergobaby launched the Adapt Baby Carrier that is geared for newborns to toddlers (7lbs-45lbs) and offers some unique parent comfort features including lumbar support and crossable shoulder straps, as well as the benefit of being an all-in-one carrier with no need for an infant insert accessory (for babies 7-12lbs.). Also in 2016, Ergobaby acquired membership interests of New Baby Tula LLC (“Baby Tula”). Baby Tula designs, markets and distributes premium baby carriers and accessories and focuses its efforts on both the ergonomics and fashion of its products. In 2017, Ergobaby launched the All Position, All-in-One Omni 360 Baby Carrier that is geared for newborns to toddlers (7lbs-45lbs) and includes all of Ergobaby’s parent & baby comfort features from the 360 and Adapt Baby Carriers, as well as the same consumer benefit of no infant insert accessory needed.
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
Products, Customers and Distribution Channels
Products
Baby Carriers - Ergobaby has two main baby carrier product lines: baby carriers and related carrier accessories, sold under both the Ergobaby and Tula brands. Ergobaby’s baby carrier designs support a natural, ergonomic ("M" shaped) sitting position for babies, eliminating compression of the spine and hips that can be caused by unsupported suspension. The baby carrier also distributes the baby’s weight evenly between parents’ hips and shoulders and alleviates physical stress for the parent. Both Ergobaby’s non-forward facing and forward facing baby carriers have been recognized by the International Hip Dysplasia Institute as being “hip healthy”. Additional accessories are provided to complement the baby carriers including the popular Infant Insert.
Within the Ergobaby Baby Carrier product line, Ergo sells non-forward facing and forward facing baby carriers in a variety of style and color variations and Baby Tula sells non-forward facing and forward facing fashion-oriented baby carriers. Baby Carrier sales represented approximately 81%, 87% and 89%, of gross sales in 2023, 2022, and 2021, respectively.
Ergobaby’s core Baby Carrier product offerings with average retail prices are summarized below:
Ergo
•10 styles of baby carriers - $49 - $249
Tula
•7 styles of baby carriers - $79 - $780
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
Ergobaby had approximately $7.9 million and $9.9 million in firm backlog orders at December 31, 2023 and 2022, respectively. Two individual customers accounted for approximately 29%, 27% and 25% of Ergobaby's gross sales in 2023, 2022 and 2021. No other single customer represented more than 10% of Ergobaby’s gross sales in 2023, 2022 or 2021.
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
Competitive Strengths
Ergobaby innovation - Ergobaby Carriers are known for their unsurpassed comfort. Ergobaby’s superior design results in improved comfort for both parent and baby. Parents are comfortable because baby’s weight is evenly distributed between the hips and shoulders while baby sits ergonomically in a natural ("M" shaped) sitting position. The concept of baby carrying has increased in popularity in the U.S. as parents recognize the emotional and functional benefits of carrying their baby. Consumers continually cite the comfort, design, and convenient “hands free” mobility the Ergobaby carrier offers as key purchasing criteria. Ergobaby is also recognized as an industry leader in innovation. With launches of new products happening regularly, (the Ergo 360 in 2014, Adapt in 2016, Omni 360 in 2017, Embrace Newborn Carrier in 2019, Aerloom in 2020, Omni Breeze and Omni Dream in 2021) Ergobaby continues to innovate in the baby carrier segment on a regular basis.
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
Suppliers
During 2023, Ergobaby sourced its Ergo carrier and carrier accessory products from Vietnam and India, and manufactured its stroller systems, bouncer and accessory products in China. Baby Tula products predominantly were produced from factories in India and Poland and were also produced in its own facility located in Poland. In 2009, Ergobaby partnered with a manufacturer located in India, and in 2012, Ergobaby began sourcing carriers and accessories from a manufacturing facility in Vietnam. More than 50% of Ergobaby’s carriers and accessories came from Vietnam in 2023. Baby Tula sourced its carrier, accessories and blanket products from Poland, Vietnam and India, with purchases from these locations accounted for approximately 8% of total Ergobaby purchases. Management believes its manufacturing partners have the additional capacity to accommodate Ergobaby’s projected growth.
Intellectual Property
Ergobaby maintains and defends a U.S. and international patent portfolio on some of its various products, including its 3-position and 4-position carriers and other baby products. Currently, Ergo has 127 issued and allowed patents and 50 pending patents pending in the US and other countries. Ergobaby also depends on brand name recognition of its brands, its distinctive design, and premium product offering to differentiate itself from competition.
Human Capital
Ergobaby is a global organization headquartered in Torrance, California, with offices in Hamburg, London, Paris and Bialystok, and distribution and retail partnerships in more than 75 countries. As of December 31, 2023, Ergobaby had 163 employees globally. Ergobaby’s people are its most valuable asset and the organization is proud to be recognized as one of LA’s Best Places to Work 2021, and certified Great Place to Work 2022 and 2023. Ergobaby strives to create a culture of trust with diversity of thought to drive innovation, create products and be a resource that helps to empower families everywhere. The collective sum of the individual differences, life experiences, knowledge, inventiveness, innovation, and unique capabilities of Ergobaby employees is evident in its positive culture and highly recognized brand. The company’s corporate responsibility and diversity and inclusion efforts are employee led, driven by the belief that supporting a global society that is resilient, empathetic, anti-racist, and inclusive starts with having a community where all people can thrive, starting from within the company itself.

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
History of Lugano
Established in 2004 by Moti and Idit Ferder, Lugano takes its name from the picturesque Lake Lugano in southern Switzerland, often described as a unique "gemstone of nature,” nestled amidst the Lugano Prealps mountains.
The first retail salon opened its doors in 2005 in Newport Beach, California, adopting an exclusive appointment-only model. Situated across from the upscale Fashion Island shopping center in Orange County, the salon rapidly expanded, providing a crucial validation of Lugano's tailored retail strategy. Over the subsequent years, Lugano strategically opened three additional retail salons in Aspen, Colorado; Palm Beach, Florida; and Ocala, Florida, all employing its distinctive high-touch sales approach to broaden its presence in key destinations favored by its target demographic. In 2008, the company initiated an equestrian division, concentrating on the Southeastern United States to complement its retail sales efforts. Today, Lugano is a prominent sponsor of various equestrian events and remains a dedicated supporter of equestrian-related causes.
Throughout its history, Lugano has focused on building strong relationships with influential social and philanthropic organizations in the local communities surrounding its retail salons. In Aspen, Colorado, Lugano frequently collaborates with esteemed organizations like the Aspen Institute and the Aspen Museum of Art, hosting private dinners and events as part of its event-based marketing strategy.
In 2020, Lugano bolstered its production capabilities by constructing an in-house workshop, enhancing production efficiencies, and gaining greater control over its premium gemstone inventory. In 2022, Lugano marked the opening of a new retail salon in Houston, Texas, and relocated its original Newport Beach location to become Lugano's flagship salon in the prestigious Fashion Island shopping center. The expansion continued in 2023 with new retail salons in Greenwich, Connecticut, and Washington, DC. Additionally, the company introduced Privé, an exclusive private social club designed for Lugano clients. Located in Newport Beach, Privé is the culmination of Lugano’s years of community building and exceptional experience curation. 2024 will usher in the next chapter for Lugano with its first international retail salon in London, England.
Today, Lugano's distinctive go-to-market strategy, unique designs, vertical integration, and cultivated client network stand as crucial differentiators in the competitive high-end jewelry market.
We purchased a majority interest in Lugano on September 3, 2021.
Sales and Distribution
Products
Lugano designs, manufactures, and retails high-end jewelry including unique rings, necklaces, earrings, bracelets and brooches that range in price from under $1,000 to well over seven figures, with an average price of approximately $314,000 per piece. Lugano’s designers start with a rare stone as inspiration and craft jewelry that highlights the beauty and perceived value of the stone. As a result, Lugano’s pieces are often seen as one-of-a-kind works of art, creating a highly desirable niche in the broader jewelry marketplace. Competitors’ products are typically high volume or collection-based jewelry lines that are inherently less unique or exclusive – traits highly valued by Lugano’s clientele.
Customers
Lugano’s client base generally consists of sophisticated, high-net-worth individuals who value long-standing relationships and a personalized sales approach over one-time purchases and the high-pressure sales tactics used by other jewelry competitors. A typical Lugano client is community and relationship-driven and seeks unique products with emotional significance. The purchasers or recipients of Lugano pieces are predominantly women and often leaders in their respective communities. Lugano’s clients can range in age from 25 to over 80 and come from all over the nation, with most based in California, followed by Florida, New York, Texas, and Colorado, along with international clientele, primarily in the United Kingdom..
Lugano’s retail revenue is diversified with no customer representing greater than 10% of total revenue in 2023. Management also believes its client relationships are significantly stickier than those of other jewelry retailers. Lugano enjoys a growing percentage of repeat business year-over-year, with repeat customers contributing an increasing percentage of revenue. Beyond its retail business, Lugano also sells loose diamonds via its wholesale division representing approximately 5% of Lugano’s revenue in 2023.
Distribution
Lugano goes to market via seven retail salons in Newport Beach, California, Palm Beach, Florida, Aspen, Colorado, Houston, Texas, Ocala, Florida, Washington DC, and Greenwich, Connecticut all strategically located in wealthy regions or near popular vacation and up-scale shopping destinations frequented by Lugano’s target clientele. In a salon, Lugano aims for an elegant and private ambience to facilitate its high-touch sales approach. Salons are carefully laid out, enabling Lugano to host private dinners, parties, or other social events. Unlike other jewelers that highlight their jewelry with long, rectangular counters that separate the customer from the salesperson, Lugano decorates its salons with curved tables and couches designed to facilitate comfort, relationship-building, and ease of conversation. Lugano also markets and sells jewelry via pop-up showrooms at Lugano-hosted or sponsored events or in the homes of its clients.
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
Event-based Marketing Strategy
Lugano sponsors close to three hundred events each year, enabling the company to meet prospective clients and reconnect with existing clients that have become loyal and repeat purchasers. In each market that Lugano enters, management takes great care to establish itself as part of the local community and become a focal point for its clients’ lifestyles and activities. Through its efforts, Lugano invests in relationships which build brand value and customer loyalty. Lugano-sponsored events are often a client’s gateway into the Lugano community (management estimates over 80% of clients are initially contacted at Lugano-sponsored events). Once a part of the Lugano community, customers tend to view jewelry purchases from Lugano as recurring events and often increase the size of their purchase from their previous transaction.
Sourcing and Availability of Materials
Lugano sources diamonds and precious gemstones from a variety of vendors and wholesalers. Generally, Lugano sources polished diamonds and gemstones that are crafted into a Lugano-designed piece. From time to time, Lugano also opportunistically acquires finished jewelry with a high resale value from its global network of vendors. Most of Lugano’s diamonds are sourced from domestic wholesalers. By not purchasing raw stones directly from mines, Lugano limits conflict diamond exposure. Lugano ensures all its diamond vendors adhere to the Kimberly Process Certification Scheme to prevent conflict diamonds from entering its supply chain. Lugano’s vendor base is diversified with no vendor typically making up more than 10% of total purchases in most years. Lugano maintains decade-long and trusted relationships with its top vendors.
Seasonality
While individual retail salons experience some seasonality (e.g., winter in Aspen, summer in Newport Beach), these patterns offset one another at the company-level. Additionally, due to the variety of events Lugano hosts all-year-round, there is no significant seasonality in the business.
Human Capital
As of December 31, 2023, Lugano employed a non-union labor force of 127 full-time employees. 49 employees work in sales and marketing, 16 work in design & production, 25 work in operations, 15 work at Privé, with the remainder in corporate and administration. 2 of Lugano's employees are based in the United Kingdom. Lugano intends to continue to grow its headcount and build out its middle management as it executes on its growth strategy of new salon openings, increased event-based marketing, and international expansion. Management believes Lugano's relationship with its employees is good.
PrimaLoft
Overview
Headquartered in Latham, New York, PrimaLoft is a leading provider of branded, high-performance synthetic insulation used primarily in consumer outerwear and accessories. PrimaLoft was developed in 1983 as a division of Albany International Corporation (NYSE: AIN) in response to a U.S. Army request to develop a synthetic insulation for soldiers that replicated the warmth and weight characteristics of traditional goose down, but also remained warm when wet. Today, PrimaLoft’s products span a wide variety of highly engineered insulation fibers and gels that are used as ingredients for premium priced outdoor apparel (e.g., jackets, vests, pants, gloves, footwear, and hats) and home furnishings (e.g., comforters and pillows). PrimaLoft is differentiated based on its (i) leadership in synthetic insulation technology and sustainability, (ii) respected brand, (iii) robust product development and service model critical to brand partners, and (iv) respected legacy and high esteem with product design teams of aspirational brands. Most brand partners do not possess the same depth of internal expertise in synthetic insulation design and view PrimaLoft as an innovation and sustainability partner that enhances the parent brand in a manner consistent with increasingly eco-focused brand missions.

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
PrimaLoft had approximately $13.3 million and $16.6 million, respectively, in firm backlog orders at December 31, 2023 and 2022.
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
Competitive Strengths
PrimaLoft’s competitive advantages include: (i) four decades of brand equity built on technology leadership, that allows brand partners to command premium pricing and tell their sustainability story; (ii) deep insulation-specific material science expertise ranging from polymer innovation to manufacturing innovation to design integration; (iii) protected intellectual property and a proprietary supply chain; (iv) trusted long standing brand partner relationships for a critical but relatively small cost component of the overall product; and (v) scale (demand aggregation) to gain efficiencies at both the fiber and toll manufacturing stages of the supply chain.
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
Intellectual Property
In addition to its brand, customer relationships and scale, PrimaLoft also makes use of product patents and process trade secrets as additional barriers to entry and competitive moats. As a leader in synthetic insulation PrimaLoft has built a patent portfolio of more than 13 issued and pending patents in the United States and more than 70 patents issued internationally. In addition, PrimaLoft uses a variety of trade secrets typically covering specific insulation manufacturing processes. Lastly, PrimaLoft has more than 50 registered and pending trademarks globally.
Seasonality
Due to the nature of insulated outerwear and the concentration of spending in the northern hemisphere, PrimaLoft typically sees approximately 70% of sales in the first half of the calendar year, which is when brand partners order components to be used in cold weather apparel that will be sold to end consumers in the subsequent fall/winter.
Human Capital
PrimaLoft had 76 employees on December 31, 2023, 71 full-time employees and 5 part-time employees, with 42 employees located within the United States, 24 in China and the remainder in Europe and Vietnam. PrimaLoft's labor force is non-union. Management believes that PrimaLoft has a good relationship with its employees.
Velocity Outdoor
Overview
Velocity Outdoor, headquartered in Bloomfield, New York, is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices and related accessories. Velocity Outdoor offers its products under the highly recognizable Crosman, Benjamin, LaserMax, Ravin and CenterPoint brands that are available through national retail chains, mass merchants, dealer, and distributor networks. Airguns historically represent Velocity Outdoor's largest product category. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters, and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint crossbows and the Pioneer Airbow, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. In September 2018, Velocity acquired Ravin Crossbows, a manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In July 2022, Velocity acquired Kings Camo LLC which designs and sells high-performance, feature rich hunting and casual apparel of uncompromised quality, utilizing King’s own proprietary camouflage patterns. King’s target consumers are men, women and youth who are avid in their outdoor pursuits.
We acquired a majority interest in Velocity Outdoor on June 2, 2017.
History of Velocity Outdoor
Velocity was founded in 1923 as Crosman Rifle Company and was one of the first manufacturers of recreational airguns in the United States. Velocity Outdoor acquired Visible Impact Target Company in 1991 and Benjamin Sheridan Corporation in 1992. Benjamin was, and continues to be, a dominant U.S. producer of high-end pneumatic and CO2 powered airguns while Sheridan was one of the world’s foremost manufacturers of high-quality paintball markers. In 2007, Velocity expanded its offerings outside the traditional airgun category with the debut of its new optics division, Centerpoint Precision Optics. In 2008, Velocity diversified further by adding Crosman Archery to its list of branded products and introduced two new hunting crossbows in addition to youth archery products. In 2016, Velocity debuted its Centerpoint line of crossbows and the Benjamin Pioneer Airbow, the first ever mass-produced air powered archery device and with the 2018 acquisition of Ravin Crossbows, Velocity expanded their archery product line into the higher-end segment of the crossbow market. In July 2022, Velocity acquired Kings Camo LLC which designs and sells high-performance, feature rich hunting and casual apparel utilizing King’s own proprietary camouflage patterns.

Today, Velocity Outdoor is an international designer, manufacturer, and marketer of Crosman and Benjamin airguns including related ammunition and accessories, archery products including the Ravin and Centerpoint crossbows, airsoft rifles, airsoft pistols, and ammunition, laser aiming devices, precision optics and King's Camo hunting apparel.
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
The airgun industry is estimated by management to constitute approximately $275 million of annual manufacturer revenue, including consumables and excluding accessories. With a history stretching back over a century, the industry is generally considered to be a mature sector, with stable growth rates in the low single digits. Airgun products are largely sold through big box specialty sporting goods retailers, online retailers, and mass merchants, each accounting for roughly 15%, 24% and 27% of purchases from Velocity, respectively. The remainder moves through dealers and distributors. Airguns are less seasonal than archery because there is no defined hunting season, although sales increase somewhat around holidays.
The archery equipment market is estimated by management to constitute approximately $770 million of annual manufacturers sales, of which $500-$550 million is attributable to bows and $200-$250 million is attributable to related archery consumables. Vertical and compound bows, and crossbows each comprise about half of the category sales, with crossbows gaining share in recent years. Independent archery dealer’s account for 36% and big box specialty sporting goods retailers account for approximately 28% of consumer purchases from Velocity. Distributors, mass merchants, and online retailers make up the remainder of consumer sales.
The hunting apparel market is estimated by management to constitute $500 million of annual sales. Online retailers' sales account for approximately 42% of consumer purchases, dealers and distributors account for 37% and big box specialty sporting goods retailers make up the remainder of consumer sales from Velocity.
Products, Customers and Distribution Channels
Products
Velocity designs, manufacturers and markets six categories of products: (i) airguns, (ii) archery products, (iii) consumables, or pellets, BBs and CO2 cartridges, (iv) optics, (v) airsoft, and (vi) apparel. Velocity's product strategy encompasses producing high quality, feature-rich products recognized by consumers for their craftsmanship, value and building on a rich history to introduce innovative new products.
Airguns - Airguns have historically represented Velocity's largest product category. The airgun product line consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity's airguns are designed to be multi-purpose, multi-occasion products, for use in recreational plinking and target shooting, pest control, and hunting. Velocity offers a “good, better, best” array of airguns under the Crosman and Benjamin brands. The Crosman brand is known for high value at an accessible price, where the Benjamin brand is typically associated with premium products falling within the mid- to high-price point. Additionally, Velocity rounds out its offering with mid-level products produced under an exclusive licensing agreement with Remington for its Remington, Marlin, DPMS, and Bushmaster brands.
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
Concurrent with the launch of the Centerpoint line of crossbows, Velocity also introduced the Pioneer Airbow. The Pioneer Airbow created a new sportsman category as the first ever mass-produced air-powered archery device, effectively bridging the gap between airguns and archery. Velocity acquired Ravin Crossbows in 2018, further expanding its product line in the archery market. Ravin Crossbows is a leading designer, manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In

2022 Ravin introduced one of the most compact, fastest, most powerful, and most accurate crossbow ever produced, shooting arrows at speeds over 500 feet per second. It also is available with an exclusive, and industry first, compact electronic cocking/de-cocking mechanism.
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
Optics - Launched in 2006, Velocity's line of optics products offers high-performance, value-priced optics under the Centerpoint brand. The scopes, sights, binoculars, lights, and lasers are marketed for traditional firearms, in addition to select airgun and crossbow offerings. In 2017, Velocity added to their optics product line with the acquisition of the commercial division of LaserMax. LaserMax is a global leader in hardened and miniaturized laser systems, offering a comprehensive line of premium laser sights for home defense, personal protection, and training use. LaserMax’s commercial business provides laser sighting solutions, and tactical lights to the firearm original equipment manufacturers ("OEM") and retail channels. Management believes that the addition of the LaserMax products enables Velocity to reach a wider range of new customers across retail channels.
Airsoft - Airsoft guns are a class of air, CO2, gas, or electric-powered guns that are typically made from high-impact plastics and are engineered with recreation in mind to fire plastic BBs quickly and accurately. Airsoft products are most often used for recreational purposes by a younger demographic and a strong user base amongst military and law enforcement customers. Velocity offers a broad portfolio of airsoft rifles and pistols under its owned Crosman Elite and Game Face brands, as well as the licensed U.S. Marines brand.
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
Distribution Channels
Velocity's products are sold through over 900 customers across a mix of sales channels, including mass merchants, national retailers, distributors/dealers/regional chains, international distributors, and e-commerce. Over the last several years, management has successfully diversified both its sales channel composition and customer mix.
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
Velocity maintains an internal sales team responsible for covering the vast majority of its customer relationships, or approximately 90% of total sales. Furthermore, Velocity supplements its in-house team with four independent sales representative organizations, providing coverage for approximately 375 additional customers across their respective geographic territories. International sales efforts are handled by Velocity-employed account executives who work through local distributors in order to ensure that products conform to local regulatory standards.
Customers
Velocity sells its products through nearly all major domestic mass merchants and sporting goods retailers and has established a strong e-commerce platform to allow for flexibility in a changing retail environment. The three largest customers represented 16%, 14% and 9%, respectively, of gross sales in 2023 and represented the major sales channels, mass merchant, e-commerce and regional retail.

Velocity had approximately $5.3 million and $12.4 million in firm backlog orders at December 31, 2023 and 2022, respectively.
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
•Airguns - Building on the Silencing Barrel Device (SBD) technology, Velocity is introducing a line of multi-shot break-barrel models that feature a 10-shot clip that advances automatically. Velocity is also enjoying success with its recent introduction of fast shooting full-auto BB guns under the Crosman brand. In addition, Velocity continues to be the world’s largest producer of BB, pellets, and CO2 powerlets.
•Archery - Following the successful 2016 launch of the CenterPoint crossbow line, Velocity believes that it continues to offer the best value proposition in the industry. Recently CenterPoint has introduced new crossbow models at higher price points to segments of the market and Ravin continues to introduce models that lead the industry in innovation and performance. Ravin recently introduced its new electric cocking/de-cocking model that shoots at 500 feet per second.
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
•Water Bead Guns – In 2022, Velocity entered this new and fast growing category with the launch of its Gelbee brand of water bead guns and water bead BBs. Water bead guns function similarly to airsoft guns, but use hydrogel instead of plastic BBs. These BBs are made of super-absorbent, biodegradable polymers which are more home and environmentally friendly.
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
Competitive Strengths
Innovation and Engineering Capabilities with Strong IP - Velocity is a consumer-focused organization with a deep understanding of its consumers. In addition, Velocity employs and retains engineers who are the most accomplished in Velocity's markets which, combined with an innovative culture, have created what we believe to be significantly differentiated, demonstrably superior products with strong intellectual property protection.
Leading Consumer Brands with Branding and Marketing Capabilities to Drive Consumer Awareness, Affinity, and Engagement. Velocity owns a portfolio of premium, iconic brands that are leaders in consumer awareness and affinity. These include brands with a long, rich heritage such as Crosman and Benjamin airguns with 100 and 139 year histories, respectively, as well as the fast growing, super premium, and market disruptive brand like Ravin and King's Camo.
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
Suppliers and Manufacturing
Suppliers
Velocity’s supply chain has both a domestic and foreign sourced component, where sourcing decisions are based on manufacturing expertise, cost, lead time, demand requirements as well as other factors. Finished goods manufacturing is balanced between domestic and offshore, largely from the Asia Pacific region. In addition to a well-seasoned supply chain team in the United States, Velocity Outdoor employs an Asian based Supply Chain team to support current sourced product and future growth. In general, raw materials utilized in Velocity’s products include steel, lead, plastics, and corrugated materials. We believe there is ample capacity throughout the value-chain to fully support growth objectives.

Manufacturing
Velocity's product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select subcontractors and vendors. Velocity conducts its domestic manufacturing operations in two locations. The first is a 225,000 square foot facility on a company-owned 49-acre campus located in East Bloomfield, New York, approximately 30 miles southeast of Rochester. The second is an 85,000 square foot leased facility in Superior, Wisconsin. In addition, the company utilizes approximately 144,000 square feet of leased warehouse space in nearby Farmington, New York, five miles from the East Bloomfield facility.
Intellectual Property
Velocity Outdoor currently holds a global portfolio of more than 100 registered trademarks and a global patent portfolio of more than 120 issued patents with many more pending. Management considers its patent holdings, trademarked brand names, preeminent name recognition, ability to design innovative products, and technical and marketing expertise to be its primary competitive advantages.
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
Archery - Crossbow hunting restrictions have become less stringent over the last several years. Since 2006, 13 states, including populous hunting states like Wisconsin, Pennsylvania, North Carolina, and recently Minnesota, have legalized crossbow hunting, while many others moved to relax restrictions through the opening of limited seasons or creation of exceptions to hunting restrictions for those with disabilities. Today only Oregon classifies crossbows as illegal but there is currently a proposal to allow crossbows during the all-weapon deer season in the eastern half of the state. Nearly 90% of all hunting permits are filed in states that currently allow crossbow hunting for at least part of the season. Although continued deregulation is expected, it likely will not be the largest driver for the crossbow category moving forward. Participation levels have steadily increased within the states.This, as well as consumer centric innovation that improves the hunting experience, will be the main drivers behind market growth.
Seasonality
Velocity typically has higher sales in the third and fourth quarter each year, reflecting the hunting and holiday seasons, respectively.
Human Capital
Velocity had 275 employees on December 31, 2023, 262 full-time employees and 13 part-time employees, with 274 employees located within the United States. Velocity’s labor force is non-union. Management believes that Velocity has a good relationship with its employees.

Industrial Businesses
Altor Solutions
Overview
Altor Solutions, headquartered in Scottsdale, Arizona, is a designer and manufacturer of custom molded protective foam solutions and OEM components made from expanded polystyrene (EPS) and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, grocery, automotive, building products and others. Altor's molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates 15 molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts.
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
In July 2020, Altor acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. In October 2021, Altor acquired Plymouth Foam, a designer and manufacturer of fabricated foam, custom protective packaging solutions and componentry. Today, Altor operates out of its corporate headquarters in Scottsdale, Arizona and 15 manufacturing facilities across North America.
We purchased Altor on February 15, 2018.
Industry
Altor competes in the broadly defined North American protective packaging market which we estimate was approximately $7.5 billion in 2023, with foam materials making up the largest component of this market. On the basis of product type, this market is segmented into rigid protective, flexible protective, and foam protective applications. Altor primarily competes in the North American foam protective packaging market which includes expanded polyurethane foams, loose fills, foam in place polyurethane, and molded foams products. Producers of molded foam products generally fall into two categories: block and shape. Block molders manufacture large blocks of EPS foam that are typically used as insulation in building products such as walls, roofs and floors and are closely tied to the construction market. Altor’s acquisition of Plymouth Foam entered the company into this category. Shape molding, the majority of Altor’s business, represents customized molded foam solutions for protective packaging applications, insulated shipping containers and internal parts and components for OEMs. Products made of EPS foam have broad applications across various end markets due to a unique combination of performance characteristics. The superior cushioning and barrier properties paired with insulating and hydrophobic properties make it an ideal lighter weight material for protective packaging of heavy or valuable goods as well as insulated shipping containers for temperature and moisture sensitive products.
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
Protective Packaging - Altor Solutions creates custom molded corner pads, edge pads, “clear-view” packages and other protective foam packaging solutions for durable goods such as large and counter-top appliances, heating, ventilation and air conditioning, furniture and military applications. Molded foam is an ideal protective packaging choice because it can be shaped into almost any form at tight tolerances and provides lightweight yet strong cushioning during product shipment.
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
Customers and Distribution Channels
Altor Solutions maintains a broad base of over 1,000 customers across a wide variety of end-markets, including appliances, pharmaceuticals, food and beverage, consumer electronics, automotive, furniture, building products and logistics. Altor's products are sold primarily direct to the customer or through third-party packaging distributors. Altor has maintained long-standing relationships with its top customers, often averaging ten or more years. Altor's three largest customers comprised approximately 32%, 30%, and 34% of net sales in the years ended December 31, 2023, 2022 and 2021, respectively.
Altor Solutions often maintains resin cost pass-through provisions with its contracted customers, allowing it to pass-through material resin price changes - resin constitutes its primary raw material cost.

The following table sets forth Altor's customer breakdown by sector for the fiscal years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021

Appliance	34.1%	34.3%	37.1%
Insulated shipping containers	34.0%	31.6%	35.6%
Protective packaging	7.6%	12.0%	10.1%
Construction	6.1%	11.1%	5.3%
Office furniture	2.7%	2.5%	4.6%
Automotive	1.3%	4.1%	3.5%
Other	14.2%	4.4%	3.8%
	100%	100%	100%
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
Pursue Selective Acquisitions - Altor Solutions views acquisitions as a potentially attractive means to expand its national footprint or broaden its current product offering. Management will continue to seek acquisitions of regional foam molders and other packaging suppliers where sales and operational efficiencies can be realized, and to diversify into packaging products other than molded foam.
Competitive Strengths
National Scale and Proximity to Customers - Altor Solutions maintains a national footprint of 15 manufacturing locations across North America. Facilities are strategically located near customers’ production locations enabling Altor to be one of only a few foam molders capable of serving large national accounts. Due to foam’s high volume-to-weight ratio, foam manufacturers generally confine product shipments to a 300-mile radius in which shipping costs are economically viable. Thus, Altor is uniquely positioned to provide multi-facility support to its largest customers who often have multiple manufacturing or distribution locations.
Engineering and Design Capabilities - Altor Solutions has three coordinated design and testing centers with experienced packaging and mechanical engineers that work closely with customers to support packaging design needs. Engineering services include optimizing molds to meet customer needs and address complex design requirements, identifying pre-manufacturing challenges, solving post-manufacturing issues, improving packaging processes and laboratory testing final designs. Early customer involvement and collaboration to develop packaging solutions has resulted in increased project win rates and better visibility into product development pipelines.
Barriers to Entry
•High Customer Switching Costs - The operational risk and disruption associated with switching existing molds to operate on a competitor’s press makes shifting or splitting business between different shape molders difficult and infrequent. In general, most customers pay for their own molds, which are custom built for a specific molders’ presses. The financial cost of retooling is estimated to be $5,000 - $30,000 per mold, making it cost prohibitive to change molders on existing projects.

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
Altor maintains 15 manufacturing facilities across North America with 13 located in the U.S. and 2 in Mexico, as well as one non-manufacturing corporate headquarters. Given the high volume, low density nature of foam, Altor's manufacturing facilities are strategically located near its largest customers’ production locations to minimize freight and logistics costs. Altor's geographic footprint covers a large portion of the continental U.S. and Mexico. Each plant has a warehouse space for raw materials, supplies and finished goods. Several plants also use third-party warehousing to store excess inventory. Altor uses common carriers to deliver finished product and in certain cases, some customers pick up directly from the plants.
Regulatory Environment
Altor's manufacturing operations and facilities are subject to federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous materials.
Human Capital
As of December 31, 2023, Altor employed 792 full-time employees. None of Altor's’ U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 92 employees at the two Mexican manufacturing facilities are unionized. Altor believes its relationship with its employees is good.
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

•Electric Motors - Low-to-mid volume AC induction, Switched Reluctance, and Brushless DC stators, rotors, and rotor shaft assemblies. Finished motors range from under 1kW through 1MW for aerospace and defense, industrial, energy, hybrid electric platforms and energy exploration.
•Precision Thin Metals - Produces thin and ultra-thin alloys that improve the power density electrical systems such as motors, generators, and transformers along with thin foils for other applications such as electromagnetic shielding, radio frequency shielding, lightweight structures, and implantable structures. Industries served include aerospace and defense, industrial, energy exploration, and medical.
•Flexmag™ - High quality flexible magnetic sheet and strip, Flexmag products not only are magnetic but their processing capabilities allow for loading of a variety of materials into their flexible sheet products. Industries served include protective magnetic barriers, electromagnetic shielding, radio frequency shielding, advertising specialties, industrial, medical, and transportation.
Arnold operates 11 manufacturing facilities worldwide but functions as One Arnold. The facilities are split under the four business units shown above along with prototyping and advanced technology development through its Technology Center. In 2022, Arnold expanded its tech center operations to Europe.
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
In 2022, Arnold expanded tech center operations to Europe.
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

Magnetic Assemblies - Arnold offers complex, customized value added magnetic assemblies. These assemblies are used in devices such as motors, generators, beam focusing arrays, sensors, and solenoid actuators. Magnetic assembly production capabilities include machined metal components, magnet fabrication, machining, encapsulation or sleeving, balancing, and field mapping.
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
PMAG is Arnold’s largest business unit representing approximately 57% of Arnold sales on an annualized basis (including Reprographics) with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
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
Electric Motors
Arnold manufactures electric motors and related components for use in industrial, military, and aerospace applications and represents approximately 23% of Arnold sales on an annualized basis. Arnold's Electric Motor division is a trusted partner, supplying high-quality, electrical components and assemblies to many well-known brands in the industrial and aerospace industries. Arnold's competent, trained staff are committed to engineering solutions together with its customers and ensuring their satisfaction.
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
•Batteries
•Military countermeasures
Flexmag
Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, industrial, medical, and reprographic applications. Flexmag represented approximately 12% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customers required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.
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
The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2023, 2022 and 2021:

	Customer Distribution
Industry Sector	2023	2022	2021
Aerospace and Defense	32%	28%	38%
General Industrial	29%	30%	29%
Motorsport/ transportation	18%	16%	14%
Advertising specialties	5%	7%	5%
Oil and Gas	5%	6%	4%
Medical	3%	2%	2%
Energy	2%	3%	3%
Reprographic	2%	3%	2%
All Other Sectors Combined	4%	5%	3%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 29% for the year ended December 31, 2023, 27% for the year ended December 31, 2022, and 35% of total sales for the year ended December 31, 2021. In 2023 and 2022, no individual customer represented more than 10% of Arnold's net revenues. In 2021, one customer represented approximately 14% of Arnold's net revenues.
Arnold had firm backlog orders totaling approximately $83.4 million and $82.7 million, respectively, at December 31, 2023 and 2022.
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
Human Capital
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 782 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2023. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 66 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three year contract in place with the IAM, which will expire in June 2025.
Sterno
Overview
SternoCandleLamp Holdings, Inc. ("Sterno"), headquartered in Plano, Texas, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno operates via two product divisions:
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
•Rimports - Rimports is a manufacturer and distributor of branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, AmbiEscents, Oak & Rye, Fusion and Ador brands. The company offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes, fragrance oils, essential oils, and diffusers. Rimports also sells flameless candles, lanterns, and outdoor lighting. Sterno acquired Rimports in February 2018. During the first quarter of 2022, Sterno completed the product lines integration of Sterno Home Inc. (“Sterno Home”) with Rimports to leverage the capabilities of Rimports’ operations for profitability and growth. Previously, Sterno Home was a separate product division of Sterno whose product offerings include flameless candles, traditional house and garden lighting including path lights, spotlights, and security lights.
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
Today, Sterno operates out of its corporate headquarters in Plano, Texas, two manufacturing facilities in Texarkana, Texas and Memphis, Tennessee, and the Rimports facility in Provo, Utah.
We purchased Sterno on October 10, 2014.
Industry
Sterno Products competes in the broadly defined U.S. foodservice industry where historically restaurant, catering and hospitality sales have accounted for a majority of the market with the remainder comprised of the travel and leisure, education and healthcare related sales. The Sterno Products product offerings focus on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
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
For an environmentally preferred chafing fuel, the Company offers a patented line of “Green” chafing fuels featuring USDA Certified Biobased Product formulas. The “Green Heat” and “Green Wick” products perform similar to the Wick and Gel chafing fuels, but are made from renewable resources that are more environmentally friendly.
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
Flameless Candles and Outdoor Lighting - Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 1000 SKU's available in its retail markets. All of Sterno's products are powered by one of the following - 1) Solar - solar panel with rechargeable power source - usually a rechargeable battery; 2) Battery - battery operated; 3) Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer; 4) Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors; 5) Line Voltage - hardwired into a home's electrical circuitry, or 6) Rechargeable - product is recharged when empty usually through a plug-in wire and an onboard rechargeable power source.
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
Wickless Candle and Fragrance Products
•Wax Warmers and Scented Wax Cubes - The wax and wax warmer line is composed of a large variety of fragrance and warmer design choices for consumers. The wax cubes are long-lasting and consistently release strong fragrance. The scented wax cubes are at a price point whereby they are an impulse item, making it easy and quick for the customer to change fragrances. The flameless feature is a plus in that it is very safe. The proprietary formula and world-class fragrances add to the high quality of the domestically-made products. We believe ongoing research contributes to consumer loyalty, superior quality, and well-rounded fragrance programs. The wax warmers are made up of quality materials including wood, metal, ceramic, and glass.
•Essential Oils and Diffusers - The 100% Pure Essential Oil lines and brands consists of Peppermint, Lavender, Lemon, Eucalyptus, Sweet Orange, Grapefruit, Tea tree, Cinnamon, etc. Customers are attracted to high quality, 100 percent pure oil products with no additives or fillers. Attractively designed diffusers appeal to consumers in the Aromatherapy Home Fragrance section.
•ScentCharms - With various interchangeable high-quality fragrance oils and plug-in designs, consumers enjoy a personalized experience. The product is designed to be no spill, no mess, clutter-free, and long-lasting.
•Aromatherapy Products - The aromatherapy line consists of room sprays, liquid hand soaps, foaming hand soaps, hand sanitizers, body lotions, and body scrubs, etc. The five unique fragrance combinations - lavender and chamomile, eucalyptus and rosemary, orange and vanilla, lemon and grapefruit, and peppermint and geranium - are made with 100 percent pure essential oils.
Customers and Distribution Channels
Sterno's products are sold primarily through the foodservice and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 70%, 71%, and 71% of gross sales in the years ended December 31, 2023, 2022 and 2021, respectively.
•Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the foodservice channel, Sterno’s products are predominantly used in the restaurant, lodging/hospitality and catering markets.

•Retail - The retail channel consists of club stores, mass merchants, specialty retailers, grocers and national and regional DIY stores. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen. Online retail sales are also an important channel for Sterno and Rimports. With an online dynamic, it is also much easier to showcase how Sterno’s and Rimport's products look in actual dark use conditions, directly addressing their primary merchandising challenge.
The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
Gross sales by product (1)	2023	2022	2021
Canned Heat	38%	35%	21%
Wickless Candle Products	29%	32%	40%
Table Lighting	5%	5%	3%
Flameless Candle and Outdoor Lighting	4%	6%	13%
Diffusers and Essential Oils	4%	5%	6%
Other	20%	17%	17%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.
Sterno had approximately $12.5 million and $15.2 million in firm backlog orders at December 31, 2023 and 2022, respectively.
Business Strategies and Competitive Strengths
Business Strategies
Defend Leading Market Position - As a leading supplier of canned fuels, flameless candles and outdoor lighting, wickless candles and fragrance products, Sterno places great value in delivering unmatched customer service and product selection. In a market characterized by fragmented categories and competition, Sterno will continue to focus on providing the best in class service to its customers. Sterno Products has been the recipient of numerous vendor awards for its high degree of customer service.
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
Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 236 registered trademarks and 78 patents globally, and has 22 applications for trademarks and patents pending.
Regulatory Environment
Sterno is proactive regarding regulatory issues and management believes that it is in compliance with all relevant regulations. Sterno maintains adequate product liability insurance coverage. Management believes that Sterno complies, in all material respects, with applicable environmental and occupational health and safety laws and regulations.
Seasonality
Sterno typically has higher sales in the second and fourth quarter of each year, reflecting the outdoor summer season and the holiday season. Rimports typically has higher sales in the third and fourth quarter of each year, reflecting the holiday season.
Human Capital
At December 31, 2023, Sterno had 525 employees within its two product divisions - 264 employees at Sterno Products and 261 employees at Rimports. Sterno Products operates out of four locations in the United States, with a majority of their employees located at production facilities in Memphis, Tennessee and Texarkana, Texas. Rimports employees primarily operate out of Rimports' facilities in Provo, Utah. Sterno believes that its relationship with its employees is good.

ITEM 1A. RISK FACTORS
Our business, operations and financial condition are subject to various risks and uncertainties. The following discussion of risk factors should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and the consolidated financial statements and related notes. If any of these risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In addition to the factors affecting our specific operating segments identified in connection with the descriptions of these segments and the financial results of the operations of these operating segments elsewhere in this report, the most significant factors affecting our operations include the following:
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
We face risks with respect to the evaluation and management of future acquisitions.
A component of our strategy is to continue to acquire additional subsidiaries, as well as add-on acquisitions for our existing subsidiaries. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, which may have a material adverse effect on our financial condition, business and results of operations.
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
The Trust Agreement authorizes the Company, acting through the board of directors and without further shareholder approval, to cause the Trust to be converted to a corporation (the “Conversion”). As a shareholder of the Trust, you may disagree with the terms of the Conversion that might be implemented by the Company’s board of directors in the future, and you may disagree with the board’s determination that the terms of the Conversion are not materially adverse to you as a shareholder or that they are in the best interests of the Trust and its shareholders. Your recourse, if you disagree, will be limited because our Trust Agreement gives broad authority and discretion to the Company’s board of directors to implement the Conversion as long as the board determines that it will be in the best interests of the Trust and its shareholders to do so.
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
At December 31, 2023, we had approximately $1,685 million of consolidated debt outstanding. This level of consolidated debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our potential growth; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in our other areas of our business because of cash requirements to service our debt; and (iv) increasing our vulnerability to adverse economic conditions. Our financing arrangements subject the Company to certain customary affirmative and restrictive covenants. If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding under our 2022 Credit Facility. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
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
As of December 31, 2023, CGI Maygar Holdings LLC owns approximately 8.0 million or approximately 11.1% of our common shares and may have significant influence over the election of directors in the future.
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
Our Ergobaby, Velocity, Altor and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers, distributors or manufacturers. Any negative change involving these retailers, distributors or manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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
The management fee paid to CGM for the year ended December 31, 2023 was $68.4 million. The management fee is calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fee could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.
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
We, and our businesses, use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to cybersecurity attacks, including cybersecurity attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, and may cause us to incur excessive costs or suffer reputational harm. Cyber attacks are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, especially given increased vulnerability of corporate information technology systems as distributed work environments have become prevalent. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have enacted laws requiring companies to notify regulators and individuals of security breaches. If we fail to comply with the relevant and increasing complex laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
As of December 31, 2023, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $57.0 million, and goodwill of $901.4 million.
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
Certain of our businesses are subject to increased product regulations which may cause an increase to our expenses or result in increased litigation in the event of non-compliance.
Certain of our businesses are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to per-and polyfluoroalkyl substances ("PFAS") a group of chemicals used to make fluoropolymer coatings and products that resist heat, oil, stains, grease, and water. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from wholesale customers or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 1C. CYBERSECURITY
Risk Management
Cybersecurity risk management is overseen both as a critical component of our overall risk management program and as a standalone program. We have implemented a risk-based, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our cybersecurity program is designed to leverage people, processes, and technology to identify and respond to cybersecurity threats. We also engage external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes. We assess, identify, and manage risks from cybersecurity threats through various mechanisms, which may include risk assessments using applicable industry specific cybersecurity frameworks, control gap analyses, penetration testing, vulnerability scanning, cyber insurance that aligns with our subsidiaries' risk profiles and internal or third-party assessments.
We are committed to protecting the security and integrity of our systems, networks, databases and applications. We routinely invest to develop and implement cybersecurity programs and processes, including risk management and assessment programs, security and event monitoring capabilities, and prevention and protection capabilities. Our employees undergo annual security awareness training to enhance their understanding of cybersecurity threats and their ability to identify and escalate potential cybersecurity events. We regularly assess cybersecurity risks to identify and enumerate threats to us and vulnerabilities these threats can exploit to adversely impact our business operations.
We also apply a risk-based approach to mitigate cybersecurity risks associated with our use of third-party service providers, including those in our supply chain that have access to our customer and employee data or our systems. Third-party risks are included within our enterprise risk process. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. Senior management regularly discusses cyber risks and trends and, if they should arise, will discuss any material incidents with the Audit Committee.
Both the board of directors and the Audit Committee periodically review the measures we have implemented to identify and mitigate cybersecurity risks. As part of such reviews, our board of directors and Audit Committee receive periodic reports and presentations from members of the team responsible for overseeing cybersecurity risk management. These periodic reviews address various topics including evolving regulatory standards, recent developments, vulnerability assessments, third-party reviews, and other information security topics that senior management deems necessary. We have also established protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Audit Committee or the board of directors in a timely manner.
ITEM 2. PROPERTIES
The following is a summary as of December 31, 2023 of the physical properties owned or leased by our businesses that we consider materially important to those businesses.

5.11
5.11 is headquartered in Costa Mesa, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's primary leased offices and warehouse space.

Location	Square Feet	Use
Costa Mesa, CA	39,650	Office
Manteca, CA	400,000	Warehouse
Bankstown, Australia	10,387	Office
Malmo, Sweden	8,751	Office
Kowloon Bay, Hong Kong	17,759	Office
In addition, at December 31, 2023, 5.11 leased space for 123 retail stores, ranging in size from 3,000 square feet to 12,575 square feet, with an average square footage of 5,000 square feet.
BOA
BOA is headquartered in Denver, Colorado and leases offices and warehouse space in locations worldwide. The summary below outlines BOA's primary leased offices and warehouse space.

Location	Square Feet	Use
Denver, CO	88,000	Office
Mondsee, Austria	15,714	Office
Hong Kong, China	30,000	Office/Warehouse
Ergobaby
Ergobaby is headquartered in Torrance, California and leases office and warehouse locations worldwide. The summary below outlines Ergobaby's primary leased office and warehouse space.

Location	Square Feet	Use
Carson, CA	5,000	Warehouse
Bialystok, Poland	9,688	Warehouse
Hamburg, Germany	4,886	Office
Lugano
Lugano is headquartered in Newport Beach, California. The summary below outlines Lugano's primary leased office space and retail locations.

Location	Square Feet	Use
Newport Beach, CA	47,726	Corporate office and Retail salon
London, UK	4,600	Office and Retail salon
Palm Beach, FL	6,683	Retail salon
Greenwich, CT	3,509	Retail salon
Aspen, CO	1,463	Retail salon
Ocala, FL	2,014	Retail salon
Houston, TX	1,069	Retail salon
Washington, DC	2,971	Retail salon

PrimaLoft
PrimaLoft is headquartered in Latham, New York. The summary below outlines PrimaLoft's primary leased office space.

Location	Square Feet	Use
Latham, NY	13,321	Corporate Office
Xiamen, China	5,796	Office
Taufkirchen, Germany	4,330	Office
Velocity Outdoor
Velocity Outdoor is headquartered in Bloomfield, New York. Velocity owns a 225,000 square foot manufacturing facility in Bloomfield, New York that also holds their corporate offices, and leases a 144,000 square foot finished goods warehouse in Farmington, New York. Velocity's Ravin subsidiary operates an 85,000 square foot manufacturing facility in Superior, Wisconsin.
Altor Solutions
Altor is headquartered in Scottsdale, Arizona and operates 15 molding and fabricating facilities across North America. Altor owns the New Albany, IN, Bloomsburg, PA and El Dorado Springs, MO locations. All other locations are leased. The summary below outlines Altor's primary property locations.

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

Location	Square Feet	Use
Marengo, IL	94,220	Office/Warehouse
Marietta, OH	81,000	Office/Warehouse
Marengo, IL	57,600	Office/Warehouse

Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Greenville, OH	70,908	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	52,937	Office/Warehouse
Middleton, WI	10,616	Office/Warehouse
Guangdong Province, China	113,302	Office/Warehouse
Sterno
Sterno is headquartered in Plano, Texas. Sterno owns manufacturing and production facilities in Memphis, Tennessee and Texarkana, Texas. All other properties are leased. The summary below outlines Sterno's primary property locations.

Location	Square Feet	Use
Plano, TX	4,356	Corporate Office
Memphis, TN	196,200	Manufacturing
Texarkana, TX	357,700	Manufacturing
La Porte, IN	20,000	Office/ Manufacturing
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	585,904	Warehouse
Calgary, Canada	28,748	Office/Warehouse
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
Common Stock Holders
On December 31, 2023 there were 15 registered holders of our common stock. The number of registered holders includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the year ended December 31, 2023. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

350
325
300
275
250
225
200
175
150
125
100
75
50
25
0
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
Compass Diversified Holdings
NYSE Composite Index
NYSE Financial Sector Index

	Year ended December 31,
Data	2018	2019	2020	2021	2022	2023
Compass Diversified Holdings	$100.00	$217.02	$183.39	$314.75	$196.08	$253.90
NYSE Composite Index	$100.00	$125.51	$134.28	$162.04	$146.89	$167.12
NYSE Financial Sector Index	$100.00	$128.35	$125.54	$157.42	$137.40	$161.02

Distributions
During the year ended December 31, 2023 and December 31, 2022, we declared and paid cash distributions of $1.00 to our common shareholders. During the year ended December 31, 2021, we declared and paid cash distributions of $2.21 to holders of record of our common shares, including a special distribution to shareholders in August 2021. On August 3, 2021, in order to offset a portion of the tax liability to the shareholders as a result of the election to cause the Trust to be treated as a corporation for U.S. federal income tax purposes, the Company's board of directors declared a special cash distribution on the Trust’s common shares of $0.88 per common share. Following the tax reclassification, the Company’s board reduced our anticipated annual distribution from $1.44 per Trust common share per year to approximately $1.00 per common share per year. The common cash distributions should generally constitute “qualified dividends” for U.S. federal income tax purposes to the extent paid from “earnings and profits” (as determined under U.S. federal income tax principles), provided that the requisite holding period is met. To the extent that the amount of the cash distributions exceeds earnings and profits, such distribution will first be treated as a non-taxable return of capital to the extent of the holder’s adjusted tax basis in the shares, and thereafter be treated as capital gain from the sale or exchange of such shares. The Company expects cash distributions will exceed earnings and profits in the 2023 taxable year.
The Company plans to continue to declare and pay quarterly cash distributions on all outstanding shares through fiscal 2024, however, the Company’s board of directors has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. The Company’s board of directors may, based on their review of our financial condition and results of operations and any future changes to our tax structure, determine to modify future distributions.
Recent Sales of Unregistered Securities
On December 15, 2023, the Company completed the sale of 3,550,000 common shares to Allspring Special Small Cap Value Fund for consideration per share equal to $21.18 per share, or an aggregate sale price of approximately $75.2 million. In connection with the issuance of the Shares, CODI paid a commission equal to 1% of the aggregate sales price, or approximately $752,000. The issuance of the common shares is private placement to an accredited investor and is exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. The sale of the common shares was made pursuant to a subscription agreement pursuant to which the buyer agreed not to dispose of the common shares for a period of six months following the date of the private placement. The proceeds received in connection with the issuance of the common shares was used for general corporate purposes, including the funding of acquisitions.
Issuer Purchases of Equity Securities
The following table presents the total number of shares of common stock purchased during the quarter ended December 31, 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2023	—	$—	—	$42,600,000
November 1 - November 30, 2023	87,500	$19.12	87,500	$41,000,000
December 1 - December 31, 2023	12,500	$20.65	12,500	$40,800,000
Total	100,000	$19.31	100,000	$40,800,000

(1) In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50.0 million of outstanding common shares of the Trust. All common shares repurchased during the fourth quarter of 2023 were repurchased pursuant to this publicly-announced share repurchase program.
(2) As of December 31, 2023, the publicly-announced share repurchase program expired.

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
From May 16, 2006 through December 31, 2023, we purchased twenty-three businesses (each of our businesses is treated as a separate operating segment) and disposed of thirteen businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2023 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2023
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (2)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	N/a	N/a
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo (3)	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (4)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	N/a	N/a
Ergobaby (3)	September 16, 2010	$85,200	81.6%	72.8%
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics (3)	March 5, 2012	$128,800	98%	85.5%
Clean Earth (3)	August 7, 2014	$251,400	N/a	N/a
Sterno (3) (5)	October 10, 2014	$314,400	99.4%	87.6%
Manitoba Harvest (3)	July 10, 2015	$102,700	N/a	N/a
5.11	August 31, 2016	$408,200	97.2%	88.9%
Velocity Outdoor (2) (3)	June 2, 2017	$150,400	99.4%	87.7%
Altor Solutions (3)	February 15, 2018	$253,400	99.3%	89.8%
Maruccci Sports (3)	April 20, 2020	$201,000	N/a	N/a
BOA	October 16, 2020	$456,800	91.8%	83.2%
Lugano	September 3, 2021	$265,100	59.9%	55.5%
PrimaLoft	July 12, 2022	$541,100	90.7%	83.1%
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
(4) FOX completed an IPO of its common stock in August 2013 in which we sold a 22% interest in FOX, reducing our ownership interest to 53.9%. In July 2014, FOX completed a secondary offering in which we sold a 12% interest in FOX, reducing our ownership interest to 41% and resulting in the deconsolidation of FOX from our financial results. We subsequently sold our remaining shares of FOX and now hold no ownership interest in FOX. We recognized total net proceeds from the sale of our FOX shares of approximately $465.1 million.
(5) The total purchase price of Sterno includes the acquisition of Rimports in February 2018 for a purchase price of $154.4 million.
Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700
Manitoba Harvest (3)	February 28, 2019	$294,300	$219,700	$121,700
Clean Earth	June 28, 2019	$625,000	$560,520	$217,900
Liberty	August 3, 2021	$147,500	$129,600	$73,700
Advanced Circuits	February 14, 2023	$220,000	$173,000	$106,900
Marucci Sports	November 14, 2023	$572,000	$484,020	$241,400
(1) CODI portion of the net proceeds from disposition includes debt and equity proceeds and reflects the accounting for the redemption of the sold business's minority shareholders and transaction expenses.
(2) Gain (loss) recognized on sale of our businesses is calculated by deducting our total invested capital from the net sale proceeds received and does not include any applicable income tax..
(3) Sale price of Manitoba Harvest was C$370 million. Translation to USD is as of the date of sale.
* We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. As a result of the initial public offering, our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new external FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. In July 2014, through a secondary offering, our ownership in FOX was lowered from approximately 54% to approximately 41%, and as a result we deconsolidated FOX as of July 10, 2014. In March and August 2016, through two more secondary offerings and a share repurchase by FOX, our ownership in the outstanding common stock of FOX was further lowered to approximately 23% as of September 30, 2016. In November 2016, through another secondary offering, our ownership in the outstanding common stock of FOX was further lowered to approximately 14%. On March 13, 2017, FOX closed on a secondary public offering of 5,108,718 shares of FOX common stock held by CODI, which represented CODI's remaining interest in FOX. We recognized total net proceeds from the sales of our FOX shares of approximately $465.1 million, plus proceeds from the repayment of the FOX credit facility of $61.5 million upon completion of their initial public offering, and a total gain of $428.7 million.

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
2023 Highlights and Recent Events
Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Wheelhouse Holdings Inc. (“Wheelhouse”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger (the "Marucci Merger Agreement") with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. On November 14, 2023, the parties completed the merger pursuant to the Marucci Merger Agreement. The sale price of Wheelhouse was based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. After the allocation of the sales price to Wheelhouse non-controlling equityholders and the payment of transaction expenses, CODI received approximately $484.0 million of total proceeds at closing of which $87.3 million related to the repayment of intercompany loans with the Company. We recorded a pre-tax gain on sale of Marucci of $241.4 million in the year ended December 31, 2023. The proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Credit Facility and for general corporate purposes.
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc. (“Advanced Circuits”), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger ("the ACI Merger Agreement") with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing of which $66.9 million related to the repayment of intercompany loans with the Company. We received a working capital settlement of $2.1 million in the second quarter for total proceeds of $173.0 million. We recorded a pre-tax gain on sale of $106.9 million on the sale of Advanced Circuits in the year ended December 31, 2023.
Acquisition of The Honey Pot
On January 31, 2024 (the "Closing Date"), the LLC, through its newly formed acquisition subsidiaries, THP Topco, Inc., a Delaware corporation (“THP Topco”) and THP Intermediate, Inc., a Delaware corporation (“THP Buyer”), acquired The Honey Pot Company Holdings, LLC (“THP”) and certain of its affiliated entities pursuant to a Merger and Stock Purchase Agreement (the “THP Purchase Agreement”) dated January 14, 2024 by and among THP Buyer, THP, VMG Honey Pot Blocker, Inc. (“Blocker I”), NVB1, Inc. (“Blocker II”), VMG Tax-Exempt IV, L.P. (“Blocker I Seller”), New Voices Fund, LP (“Blocker II Seller”), THP Merger Sub, LLC (“THP Merger Sub”), VMG Honey Pot Holdings, LLC, as the Sellers’ Representative, and certain remaining equity holders of THP (the “THP Sellers”, together with Blocker I Seller and Blocker II Seller, each a “Seller” and collectively, the “Sellers”). Pursuant to the THP Purchase Agreement, subsequent to certain internal reorganizations, THP Buyer acquired all of the issued and outstanding equity of Blocker I and Blocker II and, thereafter, THP Merger Sub merged with and into THP (the “THP Merger”), with THP surviving such that the separate existence of THP Merger Sub ceased, with THP surviving the THP Merger as a wholly-owned, indirect subsidiary of the THP Topco. THP is the parent company of The Honey Pot Company (DE), LLC (“The Honey Pot Co.”).

The Company paid a purchase price of approximately $380 million, before working capital and certain other adjustments, at the closing (the “THP Purchase Price”). The Company funded the THP Purchase Price with cash on hand. Certain minority equity holders of THP executed agreements pursuant to which they contributed a portion of their THP equity (the “THP Rollover Equity”) to THP Topco in exchange for THP Topco common stock. THP Topco contributed the THP Rollover Equity to THP Buyer. Certain other members of The Honey Pot Co. management team also contributed cash in exchange for equity in THP Topco. The Company directly owns approximately 85% of THP Topco, which in turn indirectly owns all of the issued and outstanding equity interests of THP and The Honey Pot Co. Concurrent with the Closing, the Company provided a credit facility to THP Buyer, THP and The Honey Pot Co., as borrowers (the “THP Credit Agreement”), pursuant to which a secured revolving loan commitment and secured term loans were made available to Buyer, THP and The Honey Pot Co. (collectively, the “Borrowers”). The initial amount outstanding under these facilities on the Closing Date was approximately $110 million.
The Honey Pot Company Co. is a leading better-for-you feminine care brand that offers an extensive range of holistic wellness products across feminine hygiene, menstrual, consumer health, and sexual wellness categories. The Honey Pot Co.’s mission is to educate, support, and provide consumers around the world with the tools and resources that promote menstrual health and vaginal wellness.
2023 Distributions
Common shares - For the 2023 fiscal year we declared distributions to our common shareholders totaling $1.00 per share.
Preferred shares - For the 2023 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.96875 on our Series B Preferred Shares and $1.96875 on our Series C Preferred Shares.
2024 Outlook and Significant Trends Impacting our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment remains dynamic as global macroeconomic trends, including inflationary pressures and rising interest rates, are impacting consumer spending behavior. We expect changing market conditions and continued inflationary pressures to continue to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers, even as overall consumer sentiment among other income brackets appears to be improving going into 2024. While overall inflation increased at a slower pace domestically in 2023, prices remain significantly elevated as compared to the pre-COVID-19 environment, and inflation rates remain above central banks' targets. We continue to experience modest inflationary cost increases in our materials and rising labor costs, particularly at our businesses where hourly employees comprise a larger part of the workforce. We expect that low unemployment rates and increasing wage and benefit costs will continue to impact margins at our businesses in 2024. Certain locales that our businesses operate in have also significantly increased the minimum wage over the past two years with more increases scheduled in coming years, which adds additional wage pressure to the rates we pay hourly workers in these locales.
Our lead-times for inventory have stabilized, which we expect will allow for more accurate forecasting in 2024. Several of our consumer brand businesses, experienced a decrease in net revenues in 2023 resulting from higher than anticipated end market inventory levels due to supply chain normalization and a corresponding inventory ordering surge experienced in 2022. Transportation costs have also decreased from a peak in 2022, but global geopolitical threats that have arisen in the latter half of 2023 continue to pressure both fuel and freight costs. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
Despite the negative trends noted above, the diversification of our businesses, concentration in the North American market and actions we have taken over the last few years to improve the overall composition of our subsidiary companies and to reduce our cost of capital have positioned us, we believe, to enter 2024 from a position of strength and continue the strong consolidated performance we had in 2023.
Business Outlook
The Company anticipates that the areas of focus for 2024, which are generally applicable to each of our businesses, include:
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2023, 2022 and 2021, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
We acquired PrimaLoft in July 2022 and Lugano Diamonds in September 2021. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2023, 2022 and 2021, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2023, 2022 and 2021, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2022 acquisition of PrimaLoft, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2021. For the 2021 acquisition of Lugano Diamonds, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2021. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2023	2022	2021

Net revenues	$2,058,876	$2,009,130	$1,723,502
Cost of revenues	1,165,553	1,226,078	1,061,922
Gross profit	893,323	783,052	661,580
Selling, general and administrative expense	549,589	484,369	418,378
Management fees	68,445	62,604	46,443
Amortization expense	95,820	84,689	73,675
Impairment expense	89,400	20,552	—
Operating income	90,069	130,838	123,084
Interest expense, net	(105,179)	(83,492)	(58,834)
Amortization of debt issuance costs	(4,038)	(3,740)	(2,979)
Loss on debt extinguishment	—	(534)	(33,305)
Other income (expense)	1,743	(2,321)	(1,303)
Income (loss) from continuing operations before income taxes	(17,405)	40,751	26,663
Provision for income taxes	21,331	37,093	15,267
Income (loss) from continuing operations	$(38,736)	$3,658	$11,396
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net revenues
Net revenues for the year ended December 31, 2023 increased by approximately $49.7 million or 2.5% compared to the corresponding period in 2022. Our PrimaLoft business, which we acquired in July 2022, contributed $48 million in incremental net revenue in 2023. During the year ended December 31, 2023 compared to 2022, we also saw significant increases in net sales at 5.11 ($46.9 million increase), Lugano ($106.8 million increase) and Arnold ($12.9 million increase), partially offset by a decrease in net revenue at BOA ($52.9 million decrease), Velocity Outdoor ($60.0 million decrease), Altor Solutions ($23.3 million decrease), and Sterno ($28.3 million decrease). On a consolidated level, growth in net revenues at our 5.11 and Lugano businesses offset decreases in net revenues at several of our businesses as compared to the prior year. Several of our consumer brand businesses, particularly BOA, PrimaLoft and Velocity, had a decrease in net revenues resulting from higher than anticipated end market inventory levels due to supply chain normalization and a corresponding inventory ordering surge experienced in 2022. Our industrial businesses faced inflationary pressures in the current year, with both Altor and Sterno experiencing decreases in sales as a result. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $60.5 million during the year ended December 31, 2023, compared to the corresponding period in 2022, primarily as a result of the decrease in net revenues at certain of our subsidiaries. Our PrimaLoft business contributed $18.0 million in incremental cost of revenues for 2023 based on the timing of the acquisition in the prior year. We also saw notable increases in cost of revenues at 5.11 ($26.6 million increase), Lugano ($31.9 million increase) and Arnold ($7.4 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at BOA ($19.1 million decrease), Altor ($38.9 million decrease), Velocity ($42.5 million decrease) and Sterno ($39.4 million decrease) that corresponded to the decrease in revenue noted above. Gross profit as a percentage of net revenues was approximately 43.4% in the year ended December 31, 2023 compared to 39.0% in the year ended December 31, 2022. The increase in gross profit as a percentage of net sales in the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily attributable to the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $65.2 million during the year ended December 31, 2023, compared to the corresponding period in 2022. Approximately $11 million of the increase was due to our PrimaLoft acquisition in July 2022. We also saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, particularly 5.11 ($17.2 million of the increase) and Lugano ($27.6 million of the increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $18.2 million in 2023 and $16.3 million in 2022, an increase of $1.9 million due to increases in professional fees resulting from increasing regulatory requirements, the timing of investor relation events, and higher staffing costs.
Management fees
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2023, we incurred approximately $68.4 million in management fees as compared to $62.6 million in fees in the year ended December 31, 2022. The increase in management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second half of 2022 and the first half of 2023 than would have normally been due. Additionally, CGM had entered into a waiver of the MSA at December 31, 2023, March 31, 2022 and June 30, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.
Amortization expense
Amortization expense for the year ended December 31, 2023 increased $11.1 million to $95.8 million as compared to the prior year, primarily as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022, and an add-on acquisition at Velocity in July 2022.

Impairment expense
PrimaLoft performed an interim impairment test of their goodwill during the period ended December 31, 2023 as a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation at acquisition. The impairment test resulted in PrimaLoft recording impairment expense of $57.8 million. Velocity performed an interim impairment test of their goodwill during the third quarter of 2023 as a result of operating results that were below the forecast that we used in the quantitative annual impairment test of Velocity at March 31, 2023. The impairment test resulted in Velocity recording $31.6 million impairment expense in the year ended December 31, 2023. Ergobaby performed an interim impairment test of their goodwill during the period ended December 31, 2022, resulting in impairment expense of $20.6 million.
Interest expense
We recorded interest expense totaling $105.2 million for the year ended December 31, 2023 compared to $83.5 million for the comparable period in 2022, an increase of $21.7 million. The increase in interest expense in the current period reflects the higher interest rate environment in the current year versus the comparable period in the prior year, and higher average amounts outstanding on our revolving credit facility in the current year. While the actual timing and extent of any future increases or decreases in interest rates remains unknown, higher long-term interest rates are expected to affect interest expense on the debt outstanding under our 2022 Credit Facility.
Provision for income taxes
We had income tax expense of $21.3 million during the year ended December 31, 2023 compared to income tax expense of $37.1 million in 2022, a decrease of $15.8 million in 2023 as compared to 2022. Our effective tax rate in the year ended December 31, 2023 was (122.6)%, compared to an effective income tax rate of 91.0% during the same period in 2022. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% percent and our effective income tax rate in 2023 was the goodwill impairment expense recorded at PrimaLoft in 2023, which is a permanent difference for tax purposes and therefore did not result in an income tax benefit, and the distribution received by the Trust as a result of the BOA recapitalization.
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net revenues
Net revenues for the year ended December 31, 2022 increased by approximately $285.6 million or 16.6% compared to the corresponding period in 2021. Our Lugano business, which we acquired in September 2021, contributed $147.5 million in incremental net revenue in 2022, and PrimaLoft, which we acquired in July 2022, contributed $24.7 million. During the year ended December 31, 2022 compared to 2021, we also saw significant increases in net sales at 5.11 ($41.3 million increase), BOA ($43.5 million increase), Arnold ($13.9 million increase), and Altor Solutions ($81.1 million increase), partially offset by a decrease in net revenue at Velocity Outdoor ($38.2 million decrease) and Sterno ($23.0 million decrease). Add-on acquisitions at Altor (Plymouth Foam in October 2021) and Arnold (Ramco Motors in March 2021) contributed to the growth in revenue at these businesses in 2022. On a consolidated level, our subsidiary businesses were able to increase revenue in 2022 as compared to the prior year as a result of acquisitions and continued strong performance despite increasing economic uncertainty and inflationary pressure during the back half of the year. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $164.2 million during the year ended December 31, 2022, compared to the corresponding period in 2021, primarily as a result of the increase in net revenues. Our Lugano business contributed $72.7 million of the increase in cost of revenues for the year ended December 31,

2022 and our PrimaLoft business contributed $11.0 million of the increase in cost of revenues for 2022. We also saw notable increases in cost of revenues at 5.11 ($19.5 million increase), BOA ($17.7 million increase), Altor ($66.9 million increase), and Arnold ($9.0 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at Velocity ($15.7 million decrease) and Sterno ($18.4 million decrease) that corresponded to the decrease in revenue noted above. Gross profit as a percentage of net revenues was approximately 39.0% in the year ended December 31, 2022 compared to 38.4% in 2021. The increase in gross profit as a percentage of net sales in the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily attributable to the acquisition of Lugano in September 2021 and the implementation of price increases at most of our subsidiary businesses in excess of rising costs. Most of our subsidiary businesses continue to experience increased material, labor and transportation costs. The gross margins at both our branded consumer businesses and our industrial businesses have been impacted by global supply chain constraints and inflation that is leading to pressure on revenue and costs. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $66.0 million during the year ended December 31, 2022, from $418.4 million in the year ended December 31, 2021 to $484.4 million in the year ended December 31, 2022. A portion of the increase in the year ended December 31, 2022 is due to our Lugano acquisition in September 2021 ($28.0 million of the increase) and our PrimaLoft acquisition in July 2022 ($17.5 million of the increase, of which $5.7 million was attributable to acquisition costs). We also saw an increase in selling, general and administrative expenses at Altor related to the add-on acquisition that occurred in the fourth quarter of 2021, as well as increased investment in marketing and headcount at several of our subsidiary businesses with increased revenues. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $16.3 million in 2022 and $17.3 million in 2021. Corporate level general and administrative expense during 2021 included non-recurring professional fees associated with our election for the Trust to be treated as a corporation for U.S. federal income tax purposes.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2022, we incurred approximately $62.6 million in management fees as compared to $46.4 million in fees in the year ended December 31, 2021. The increase in Management fees is primarily attributable to our acquisitions of Lugano in September 2021 and PrimaLoft in July 2022, as well as several add-on acquisitions in the fourth quarter of 2021, offset by our sale of Liberty in August 2021. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the third and fourth quarter of 2022 than would have normally been due. CGM also had entered into a waiver of the MSA for a period through December 31, 2021 to receive a 1% annual management fee related to BOA, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first half of 2021 than would have normally been due. In the first quarter of 2021, the LLC and CGM entered into a waiver agreement whereby CGM agreed to waive the portion of the management fee related to the amount of the cash proceeds deposited with the Trustee that was in excess of the amount payable related to the 2026 Notes at March 31, 2021. Additionally, CGM had entered into a waiver of the MSA at March 31, 2022 and June 30, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.
Amortization expense
Amortization expense for the year ended December 31, 2022 increased $11.0 million to $84.7 million as compared to the prior year, primarily as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lugano, which was acquired in September 2021, and PrimaLoft, which was acquired in July 2022.
Impairment expense
Ergobaby performed an interim impairment test of their goodwill during the period ended December 31, 2022 as a result of operating results that were below historical and forecast amounts. The impairment test resulted in Ergobaby recording impairment expense of $20.6 million in the year ended December 31, 2022.

Interest Expense
We recorded interest expense totaling $83.5 million for the year ended December 31, 2022 compared to $58.8 million for the comparable period in 2021, an increase of $24.7 million. The increase in interest expense in 2022 reflects the higher amount outstanding on our senior notes during 2022 after we redeemed $600 million of 8.000% 2026 Senior Notes and issued $1000 million of 5.250% 2029 Senior Notes in March of 2021, and issued $300 million of 5.000% 2032 Senior Notes in November 2021, and higher amounts outstanding on our revolving credit facility in 2022, as well as the interest expense associated with our new $400 million 2022 Term Loan that we entered into in July 2022 in connection with our acquisition of PrimaLoft. 2022 interest expense also reflects the higher interest rate environment applicable to the amounts outstanding under our credit facility.
Income Taxes
We had income tax expense of $37.1 million with an effective income tax rate of 91.0% during the year ended December 31, 2022 compared to income tax expense of $15.3 million with an effective income tax rate of 57.5% during the same period in 2021. Our net income from continuing operations before income taxes for the year ended December 31, 2022 increased $14.1 million as compared to income from continuing operations before taxes for the year ended December 31, 2021 ($40.8 million in 2022 compared to $26.7 million in 2021). Our income tax provision increased by $21.8 million in 2022 as compared to 2021. Our income from continuing operations before taxes in 2021 included a $33.3 million loss on debt extinguishment that we recognized associated with the repayment of our $600 million 2026 Senior Notes. The loss on debt extinguishment was incurred at the Trust, which at the time was taxed as a partnership for income tax purposes and did not impact the income tax provision in the prior year. On September 1, 2021, the Trust elected to “check-the-box” to have the Trust treated as a corporation for U.S. federal income tax purposes.
In 2022, our provision was driven by the acquisitions of Lugano in September 2021, and an increase in earnings at several of our subsidiary businesses during the year, particularly 5.11, and BOA, as well as the reversal of a $12.1 million tax benefit recorded at the Trust that was recognized in the prior year as a result of the accounting treatment of Advanced Circuits as held-for-sale at December 31, 2021. This benefit reversed in the third quarter of 2022 when Advanced Circuits no longer qualified as held-for-sale. The Company's effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to tax attributes and the loss incurred at the Trust related to corporate overhead and management fees incurred. The tax provision reflects the effect of state and local taxes, foreign taxes and the related allocation of income at our subsidiaries, in addition to the effect of the losses at our parent company.
Results of Operations — Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular category. Industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products or services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sector. In the prior year, we announced our desire to acquire businesses in the healthcare sector, with a focus on outsourced pharma, medical manufacturing services and provider services. We have not yet acquired a business in the healthcare sector.

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
Results of Operations

	Year ended December 31,
(in thousands)	2023		2022		2021
Net sales	$533,089	100.0%	$486,213	100.0%	$444,963	100.0%
Gross profit	$277,301	52.0%	$257,007	52.9%	$235,288	52.9%
Selling, general and administrative expense	$220,870	41.4%	$203,709	41.9%	$186,090	41.8%
Segment operating income	$46,699	8.8%	$43,531	9.0%	$39,374	8.8%
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were $533.1 million, an increase of $46.9 million, or 9.6%, compared to the same period in 2022. This increase is primarily driven by a $29.8 million increase in direct-to-consumer sales largely due to strong demand in digital sales, in addition to sales from new retail store openings since December 2022 (bringing the total store count to 123 as of December 31, 2023). Additionally, international sales increased $8.0 million while domestic wholesale sales increased $7.9 million both resulting from strong demand and inventory availability improvement as compared to the prior year.
Gross profit
Gross profit as a percentage of net sales was 52.0% in the year ended December 31, 2023 as compared to 52.9% in the year ended December 31, 2022. Gross profit as a percentage of net sales in 2023 was unfavorably impacted by increased product costs, promotional activity to sell through seasonal inventory and an increase in inventory reserves, which was offset favorably by price increases, as well as customer mix and product mix.
Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2023 increased to $220.9 million or 41.4% of net sales compared to $203.7 million or 41.9% of net sales for the year ended December 31, 2022. The increase in selling, general and administrative expense for the year ended December 31, 2023 was largely driven by the costs associated with additional retail stores, increased headcount from December 31, 2022, as well as increased bonus related expenses. These increases were offset by decreases in expenses related to the usage of temporary labor, bad debt expense and other expenses.
Segment operating income
Segment operating income for the year ended December 31, 2023 was $46.7 million, an increase of $3.2 million when compared to the same period in 2022, based on the factors described above.
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
BOA
Overview
BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
Results of Operations

	Year ended December 31,
(in thousands)	2023		2022		2021
Net sales	$155,825	100.0%	$208,688	100.0%	$165,150	100.0%
Gross profit	$93,038	59.7%	$126,768	60.7%	$100,976	61.1%
Selling, general and administrative expense	$49,023	31.5%	$52,268	25.0%	$50,591	30.6%
Segment operating income	$27,291	17.5%	$57,810	27.7%	$33,976	20.6%
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were $155.8 million, a decrease of $52.9 million or 25.3% when compared to net sales of $208.7 million for the year ended December 31, 2022. The decrease was reflected across key industries including Snow Sports, Cycling, Outdoor, Athletic, Workwear and Performance Bracing. The main factor of the decrease in sales was higher than anticipated end market inventory levels due to supply chain normalization and corresponding inventory ordering surge experienced in many of our industries in 2022. We anticipate a normalization of inventory levels by the middle of next year.
Gross profit
Gross profit as a percentage of net sales was 59.7% for the year ended December 31, 2023 compared to 60.7% for the same period in 2022. The decrease in gross profit as a percentage of net sales during the current year was driven by fixed manufacturing overhead expenses and an increase in depreciation expense related to tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 was $49.0 million, or 31.5% of net sales, compared to $52.3 million, or 25.0% of net sales for the year ended December 31, 2022. The decrease in selling, general and administrative expense of $3.2 million in the current year was primarily due to decreased employee costs related to BOA’s bonus plan.
Segment operating income
Segment operating income was $27.3 million for the year ended December 31, 2023 as compared to $57.8 million in segment operating income in the year ended December 31, 2022, a decrease of $30.5 million based on the factors noted above.
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
Gross profit
Gross profit as a percentage of net sales was 60.7% for the year ended December 31, 2022 compared to 61.1% for the same period in 2021. The decrease in gross profit as a percentage of net sales during 2022 was attributable primarily to increased depreciation expense related to investments in production tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $52.3 million, or 25.0% of net sales, compared to $50.6 million, or 30.6% of net sales for the year ended December 31, 2021. The increase in selling, general and administrative expense of $1.7 million in 2022 was due to increased employee costs related to BOA's bonus plan, incremental headcount and marketing investments. Selling general and administrative expense in the year ended December 31, 2021 included $3.3 million in integration services fees paid to CGM that did not recur in 2022.
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

Results of Operations

	Year ended December 31,
(in thousands)	2023		2022		2021
Net sales	$93,859	100.0%	$88,435	100.0%	$93,631	100.0%
Gross profit	$60,320	64.3%	$54,430	61.5%	$61,139	65.3%
Selling, general and administrative expense	$47,576	50.7%	$42,740	48.3%	$43,923	46.9%
Impairment expense	$—	—%	$20,552	23.2%	$—	—%
Segment operating income (loss)	$4,820	5.1%	$(16,814)	(19.0)%	$9,087	9.7%
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were $93.9 million, an increase of $5.4 million or 6.1% compared to the same period in 2022. During the year ended December 31, 2023, international sales were approximately $58.8 million, representing an increase of $2.5 million over the corresponding period in 2022 primarily as a result of Asia-Pacific and Latin America distributor sales as well as owned websites, offsetting European distributor softness. Domestic sales were $35.1 million during the year ended December 31, 2023, reflecting an increase of $2.9 million compared to the corresponding period in 2022. The increase in domestic sales was primarily due to our owned websites as well as key accounts offsetting the closure of a large domestic retailer.
Gross profit
Gross profit as a percentage of net sales was 64.3% for the year ended December 31, 2023 compared to 61.5% for the same period in 2022. The increase in gross profit as a percentage of sales was due to shifts in channel mix and reductions in inbound freight and other manufacturing overhead expenses compared to the prior year.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 increased to approximately $47.6 million or 50.7% of net sales compared to $42.7 million or 48.3% of net sales for the same period of 2022. The increase in selling, general and administrative expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is due to payroll expenses and accruals, increased outbound freight, warehousing and marketing expenses, as well as increased legal fees.
Segment operating income (loss)
Segment operating income for the year ended December 31, 2023 increased $21.6 million, to income from operations of $4.8 million, compared to an operating loss of $16.8 million for the same period of 2022. Ergo recognized impairment expense of $20.6 million in 2022 after determining that interim impairment testing was necessary.
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
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 decreased to approximately $42.7 million or 48.3% of net sales compared to $43.9 million or 46.9% of net sales for the same period of 2021. The decrease in selling, general and administrative expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to favorable payroll expenses.
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
Lugano
Overview
Lugano is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic communities. Lugano is headquartered in Newport Beach, California.
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for Lugano for the year ended December 31, 2021 as if we had acquired the business on January 1, 2021. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for Lugano have been included in the consolidated results of operation from the date of acquisition, September 3, 2021.

	Year ended December 31,
(in thousands)	2023		2022		2021
					Pro forma
Net sales	$308,321	100.0%	$201,507	100.0%	$125,105	100.0%
Gross profit	$173,546	56.3%	$98,596	48.9%	$58,778	47.0%
Selling, general and administrative expense	$67,531	21.9%	$39,960	19.8%	$23,846	19.1%
Segment operating income	$100,306	32.5%	$53,015	26.3%	$29,165	23.3%
Pro forma financial information for Lugano for the year ended December 31, 2021 includes pre-acquisition results of operations for the period from January 1, 2021 through September 3, 2021, the acquisition date of Lugano, for comparative purposes. The historical results of Lugano have been adjusted to reflect the purchase accounting adjustments recorded in connection with the acquisition. Pro forma results of operations include the following pro forma adjustments as if we had acquired Lugano January 1, 2021:
•Depreciation expense associated with the increase in depreciable lives of capital assets of $0.3 million for the year ended December 31, 2021.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for Lugano of $5.0 million for the year ended December 31, 2021.
•Management fees that would have been payable to the Manager during the period.

Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 increased approximately $106.8 million or 53.0%, to $308.3 million, compared to the corresponding year ended December 31, 2022. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado and Connecticut, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year, Lugano has experienced an increase in sales from its existing locations as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano also opened its Washington D.C. location in March 2023, its Greenwich, Connecticut location in September 2023, and its Palm Beach, Florida flagship location in November 2023, and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 56.3% in the year ended December 31, 2023 compared to 48.9% in the year ended December 31, 2022. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period. In the prior year, Lugano recorded $5.5 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the year ended December 31, 2022 was 51.7%.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 increased to approximately $67.5 million or 21.9% of net sales compared to $40.0 million or 19.8% of net sales for the same period of 2022. The increase in selling, general and administrative expense is attributable to increased marketing spend and personnel costs in support of Lugano’s growth in sales and expansion into new markets as well as rent and operating costs for its new locations.
Segment operating income
Segment operating income increased $47.3 million during the year ended December 31, 2023 to $100.3 million compared to segment operating income of $53.0 million during the same period in 2022, principally as a result of the increase in sales and gross profit in 2023, as described above.
Year ended December 31, 2022 compared to the Pro forma Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 increased approximately $76.4 million or 61.1%, to $201.5 million, compared to the corresponding year ended December 31, 2021. The sales in the first half of 2021 were impacted by the effects of the COVID-19 pandemic which limited the number of events attended by Lugano and led to reduced net sales as compared to 2022. In the year ended December 31, 2022 Lugano experienced an increase in sales as it has invested in building out its sales, marketing and event staff and increased the number of events it has attended.
Gross profit
Gross profit as a percentage of net sales totaled approximately 48.9% in the year ended December 31, 2022 compared to 47.0% in the year ended December 31, 2021. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period. In the year ended December 31, 2022, Lugano recorded $5.5 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the year ended December 31, 2022 was 51.7%. In 2021, Lugano recorded $2.8 million in amortization to cost of goods sold related to the amortization of inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the inventory step-up, the gross profit as a percentage of net sales for the year ended December 31, 2021 was 49.2%.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 increased to approximately $40.0 million or 19.8% of net sales compared to $23.8 million or 19.1% of net sales for the same period of 2021. Lugano significantly increased its head count in 2022 as it invested in additional professionals to support its growth, and expanded its investment in advertising and marketing spend during the year ended December 31, 2022.
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

	Year ended December 31,
	2023		2022		2021
(in thousands)			Pro forma		Pro forma
Net sales	$67,053	100.0%	$79,929	100.0%	$65,882	100.0%
Gross profit	$42,015	62.7%	$47,513	59.4%	$40,153	60.9%
Selling, general and administrative expense	$19,448	29.0%	$27,576	34.5%	$17,308	26.3%
Amortization expense	$20,814	31.0%	$20,814	26.0%	$20,814	31.6%
Impairment expense	$57,810	86.2%	$—	—%	$—	—%
Segment operating income (loss)	$(57,057)	(85.1)%	$(1,877)	(2.3)%	$1,031	1.6%
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
Year ended December 31, 2023 compared to the Pro forma Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were $67.1 million, a decrease of $12.9 million as compared to net sales of $79.9 million for the year ended December 31, 2022. The decrease in net sales during the year ended December 31, 2023 is attributable to higher than anticipated end market inventory levels leading to lower ordering from existing customers in the first half of the year. We expect that retail ordering will begin to normalize in 2024.

Gross profit
Gross profit for the year ended December 31, 2023 decreased $5.5 million as compared to the year ended December 31, 2022, primarily due to the decrease in net sales noted above. Gross profit as a percentage of net sales for the year ended December 31, 2023 was 62.7%, as compared to gross profit as a percentage of sales of 59.4% for the year ended December 31, 2022. In the prior year, PrimaLoft recorded $0.6 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the year ended December 31, 2022 was 60.2%. Gross profit as a percentage of sales increased year over year primarily due to price increases implemented in the fourth quarter of 2022.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 was $19.4 million, or 29.0% of net sales compared to $27.6 million, or 34.5% of net sales for the year ended December 31, 2022. Selling, general and administrative expense in the year ended December 31, 2022 included $5.8 million in transaction costs associated with the Company's acquisition of PrimaLoft. Excluding the transaction costs, selling, general and administrative expense decreased approximately $2.4 million due to a decrease in stock compensation and a reduction in marketing costs.
Impairment expense
PrimaLoft performed an interim impairment test of their goodwill as of December 31, 2023 as a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation at acquisition. The impairment test resulted in PrimaLoft recording impairment expense of $57.8 million in the year ended December 31, 2023.
Segment operating loss
Segment operating loss for the year ended December 31, 2023 was $57.1 million compared to segment operating loss of $1.9 million for the same period in 2022, primarily as a result of the goodwill impairment recorded in the fourth quarter of 2023.
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
Gross profit
Gross profit for the year ended December 31, 2022 increased $7.4 million as compared to the year ended December 31, 2021. Gross profit as a percentage of net sales for the year ended December 31, 2022 was 59.4%, as compared to gross profit as a percentage of sales of 60.9% for the year ended December 31, 2021. In the year ended December 31, 2022, PrimaLoft recorded $0.6 million in amortization of the inventory step-up resulting from the acquisition purchase price allocation. Excluding the effect of the step-up amortization, the gross profit as a percentage of net sales for the year ended December 31, 2022 was 60.2%. Gross profit as a percentage of sales decreased year over year primarily due to an increase in input costs ahead of price increases.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $27.6 million, or 34.5% of net sales compared to $17.3 million, or 26.3% of net sales for the year ended December 31, 2021. Selling, general and administrative expense in 2022 includes $5.8 million of transaction costs related to the Company's acquisition of PrimaLoft, and $2.4 million in integration services fees.
Segment operating income (loss)
Segment operating loss for the year ended December 31, 2022 was $1.9 million, a decrease of $2.9 million when compared to segment operating income of $1.0 million for the same period in 2021, primarily as a result of the factors noted above.

Velocity Outdoor
Overview
Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers hunting and casual apparel utilizing King’s own proprietary camo patterns.
Results of Operations

	Year ended December 31,
(in thousands)	2023		2022		2021
Net sales	$172,190	100.0%	$232,238	100.0%	$270,426	100.0%
Gross profit	$45,161	26.2%	$62,686	27.0%	$85,147	31.5%
Selling, general and administrative expense	$36,316	21.1%	$33,867	14.6%	$35,790	13.2%
Impairment expense	$31,590	18.3%	$—	—%	$—	—%
Segment operating income (loss)	$(32,828)	(19.1)%	$18,961	8.2%	$39,725	14.7%
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were $172.2 million compared to net sales of $232.2 million for the year ended December 31, 2022, a decrease of $60.0 million or 25.9%. The decrease in net sales during the year ended December 31, 2023 is primarily due to declining consumer demand in the overall outdoor sporting goods category and retailers reducing the inventory days on hand.
Gross profit
Gross profit as a percentage of net sales was 26.2% for the year ended December 31, 2023 as compared to 27.0% in the year December 31, 2022. The decrease in gross profit as a percentage of net sales was primarily attributable to customer and product mix.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 was $36.3 million, or 21.1% of net sales compared to $33.9 million, or 14.6% of net sales, for the year ended December 31, 2022. The increase in selling, general and administrative expense was primarily driven by reduced revenue and marketing investments associated with the King's acquisition.
Impairment expense
Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below forecast amounts that were used in quantitative impairment testing performed in March 2023. The impairment test resulted in Velocity recording impairment expense of $31.6 million in the year ended December 31, 2023.
Segment operating income (loss)
Segment operating loss for the year ended December 31, 2023 was $32.8 million, a decrease of $51.8 million when compared to segment operating income of $19.0 million for the comparable period in 2022. The decrease in segment operating income in the year ended December 31, 2022 reflects the factors noted above.

Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were $232.2 million compared to net sales of $270.4 million for the year ended December 31, 2021, a decrease of $38.2 million or 14.1%. The decrease in net sales during the year ended December 31, 2022 was primarily due to inflationary pressures impacting demand for lower-priced Airgun and Archery products partially offset by the impact of the King's Camo acquisition.
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
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2022 was $33.9 million, or 14.6% of net sales compared to $35.8 million, or 13.2% of net sales, for the year ended December 31, 2021. The increase in selling, general and administrative expense was driven by the decrease in net sales as spending on selling, general and administrative expense was down year-over-year driven by volume related expenses.
Segment operating income
Segment operating income for the year ended December 31, 2022 was $19.0 million, a decrease of $20.8 million when compared to segment operating income of $39.7 million for the comparable period in 2021. The decrease in segment operating income in the year ended December 31, 2022 reflects the factors noted above.

Industrial Businesses
Altor Solutions
Overview
Founded in 1957 and headquartered in Scottsdale, Arizona, Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer (OEM) components made from expanded polystyrene (EPS) and expanded polypropylene (EPP). Altor operates 15 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others.
Results of Operations

	Year ended December 31,
(in thousands)	2023		2022		2021
Net sales	$238,030	100.0%	$261,338	100.0%	$180,217	100.0%
Gross profit	$73,616	30.9%	$58,029	22.2%	$43,759	24.3%
Selling, general and administrative expense	$28,666	12.0%	$23,031	8.8%	$17,068	9.5%
Segment operating income	$34,566	14.5%	$24,591	9.4%	$17,962	10.0%
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were $238.0 million, a decrease of $23.3 million, or 8.9%, compared to the year ended December 31, 2022. The decrease in net sales during the period was due to lower volume as compared to the prior year, primarily in construction and building products.

Gross profit
Gross profit as a percentage of net sales was 30.9% and 22.2%, respectively, for the years ended December 31, 2023 and 2022. The increase in gross profit as a percentage of net sales in the year ended December 31, 2023 was primarily due to the combination of customer sales mix and raw material pricing adjustments.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 was $28.7 million as compared to $23.0 million for the year ended December 31, 2022, an increase of $5.6 million. The increase in selling, general and administrative expense for the year ended December 31, 2023 is primarily attributable to investments in organizational structure and the implementation of various strategic initiatives.
Segment operating income
Segment operating income was $34.6 million for the year ended December 31, 2023 as compared to $24.6 million for the year ended December 31, 2022, an increase of $10.0 million based on the factors noted above.
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

Results of Operations

	Year ended December 31,
(in thousands)	2023		2022		2021
Net sales	$166,679	100.0%	$153,815	100.0%	$139,941	100.0%
Gross profit	$49,812	29.9%	$44,384	28.9%	$39,463	28.2%
Selling, general and administrative expense	$25,224	15.1%	$24,360	15.8%	$22,751	16.3%
Segment operating income	$21,587	13.0%	$16,700	10.9%	$11,988	8.6%
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were approximately $166.7 million, an increase of $12.9 million compared to the same period in 2022. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and industrial. International sales were $51.1 million and $47.9 million for the years ended December 31, 2023 and 2022, respectively, an increase of $3.2 million.
Gross profit
Gross profit was $49.8 million for the year ended December 31, 2023 as compared to $44.4 million for the same period in 2022. Gross profit as a percentage of net sales increased to 29.9% in 2023 from 28.9% in 2022, principally due to product mix and operational improvements..
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2023 was $25.2 million as compared to approximately $24.4 million for the year ended December 31, 2022. The increase in selling general and administrative expense was due to increased staffing related costs and increased travel and legal expenses. Selling, general and administrative expense represented 15.1% of net sales for the year ended December 31, 2023 as compared to 15.8% for the same period in 2022. The decrease in selling, general and administrative expense as a percentage of net sales was due to overall higher sales volume as compared to the prior year.
Segment operating income
Arnold had segment operating income of approximately $21.6 million for the year ended December 31, 2023, as compared to segment operating income of $16.7 million for the year ended December 31, 2022, an increase of $4.9 million year over year based on the factors stated above.
Year ended December 31, 2022 compared to the Year ended December 31, 2021
Net sales
Net sales for the year ended December 31, 2022 were approximately $153.8 million, an increase of $13.9 million compared to the same period in 2021. The increase in net sales was primarily a result of increased demand in several markets including industrial and transportation, driven in part by the acquisition of Ramco Electric Motors, Inc. in March 2021. International sales were $47.9 million and $43.0 million for the years ended December 31, 2022 and 2021, respectively, an increase of $4.9 million.
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
Sterno
Overview
Sterno, headquartered in Plano, Texas, is the parent company of Sterno, LLC ("Sterno Products") and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno also manufactures creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports.
Results of Operations

	Year ended December 31,
(in thousands)	2023		2022		2021
Net sales	$323,830	100.0%	$352,152	100.0%	$375,127	100.0%
Gross profit	$78,514	24.2%	$67,426	19.1%	$72,010	19.2%
Selling, general and administrative expense	$36,713	11.3%	$30,594	8.7%	$32,856	8.8%
Segment operating income	$24,852	7.7%	$19,801	5.6%	$19,877	5.3%
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were approximately $323.8 million, a decrease of $28.3 million or 8.0% compared to net sales for the year ended December 31, 2022. The net sales variance reflects lower sales due to increased competition in the categories serviced by Sterno Products and Rimports as well as changes in consumer discretionary buying behaviors at Rimports as a result of inflationary pressures.
Gross profit
Gross profit was $78.5 million for the year ended December 31, 2023 as compared to $67.4 million for the same period in 2022. The increase in gross profit during 2023 as compared to 2022 was primarily attributable to lower freight costs and favorable material costs across the businesses and the effect of a price increase at Sterno Products. Gross profit as a percentage of net sales increased from 19.1% for the year ended December 31, 2022 to 24.2% for the same period ended December 31, 2023.

Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 was approximately $36.7 million as compared to $30.6 million in the year ended December 31, 2022, an increase of $6.1 million or 20.0%, reflecting an increase in marketing expense, salaries and benefits for both divisions of the company in the current year. Selling, general and administrative expense represented 11.3% of net sales for the year ended December 31, 2023 and 8.7% for the year ended December 31, 2022.
Segment operating income
Segment operating income for the year ended December 31, 2023 was approximately $24.9 million, an increase of $5.1 million when compared to the same period in 2022, based on the factors noted above.
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

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million shares of the common shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on our common and preferred Trust shares, and strategic growth initiatives, including acquisitions. We had total available cash and cash equivalents of $450.5 million and $56.6 million as of December 31, 2023 and 2022, respectively. In November 2023, we sold our Marucci subsidiary, receiving approximately $484.0 million of total proceeds at closing. A portion of the proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Revolving Credit Facility and the remaining amount was held in short term investment and savings accounts at December 31, 2023. On January 31, 2024, the Company completed the acquisition of The Honey Pot using cash held on our balance sheet.
As of December 31, 2023, we had $1,000 million of indebtedness associated with our 5.250% 2029 Notes, $300 million of indebtedness associated with our 5.000% 2032 Notes, and $385 million outstanding on our 2022 Term Loan, and no amount outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility, if any, upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At December 31, 2023, approximately 23% of our outstanding debt was subject to interest rate changes.
The following table summarizes our cash activity for the years presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash provided by (used in) operating activities	$78,080	$(28,291)	$134,051
Cash provided by (used in) investing activities	570,503	(626,725)	(317,496)
Cash (used in) provided by financing activities	(260,163)	556,885	273,206
Effect of exchange rates on cash and cash equivalents	786	(1,331)	228
Increase (decrease) in cash and cash equivalents	$389,206	$(99,462)	$89,989
Cash Flow from Operating Activities
2023
Cash flows provided by operating activities totaled approximately $78.1 million for the year ended December 31, 2023, which represents an increase of $106.4 million compared to cash flow used in operating activities of $28.3 million for the year ended December 31, 2022. A majority of the increase in cash provided by operating activities was due to a decrease in cash used for working capital in 2023. Cash used in operating activities for working capital for the year ended December 31, 2023 was $153.3 million, as compared to cash used in operating activities for working capital of $224.6 million for the year ended December 31, 2022. The decrease in the use of cash for working capital in the year ended December 31, 2023 primarily reflects inventory management strategies, as several of our businesses worked through higher inventory levels than normal during 2023. In the prior year, these businesses substantially increased inventory levels to combat supply chain issues given longer lead times, resulting in higher cash outflows throughout the year. The use of cash for working capital also reflects significant inventory build at Lugano during both 2022 and 2023. Lugano used significant cash to build inventory to support its sales growth strategy in both 2022 and 2023, with net inventory build of $157.4 million in the year ended December 31, 2023, and $104.5 million in the year ended December 31, 2022. We believe that the use of working capital in 2023 reflects a more normalized use of cash by our businesses as supply chains have normalized over the past year, although Lugano will continue to use working capital to support its sales growth.

2022
Cash flows used in operating activities totaled approximately $28.3 million for the year ended December 31, 2022, which represents a decrease of $162.3 million compared to cash flow provided by operating activities of $134.1 million for the year ended December 31, 2021. The decrease in cash flows in 2022 was primarily attributable to an increase in cash used for working capital. Cash used in operating activities for working capital for the year ended December 31, 2022 was $252.4 million, as compared to cash used in operating activities for working capital of $83.8 million for the year ended December 31, 2021. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter; however, in 2022, several of our subsidiary businesses substantially increased inventory levels to combat supply chain issues given longer lead times, resulting in higher cash outflows throughout the year. The increase in cash used in operating activities for working capital in 2022 also reflects the acquisition of Lugano in the third quarter of the prior year. Lugano has used significant cash to build inventory to support its sales growth strategy (approximately $104.5 million in cash used for inventory purchases in 2022).
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
Cash Flow from Investing Activities
2023
Cash flows provided by investing activities totaled approximately $570.5 million for the year ended December 31, 2023, compared to $626.7 million used in investing activities during the year ended December 31, 2022. Investing activities in the year ended December 31, 2023 reflect the proceeds received from our sale of Advanced Circuits in February 2023 and Marucci in November 2023 (total proceeds of $500.3 million). The cash flows used in investing activities in 2022 reflect our acquisition of PrimaLoft in the third quarter of 2022, and a small add-on acquisition at our Velocity business. The total amount of cash used for acquisitions in 2022 totaled $570.5 million (including $1.5 million in cash used for acquisitions that is included in discontinued operations).
Our spending on capital expenditures decreased $5.2 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, with $55.8 million in capital expenditures in 2023 and $61.0 million in capital expenditures in 2022. The decrease in capital expenditures is primarily due to the number of new retail stores opened at 5.11 in 2023 compared to 2022 (13 stores opened in 2023 and 25 in 2022). We expect capital expenditures for fiscal year 2024 to be approximately $50 million to $60 million.
2022
Cash flows used in investing activities totaled approximately $626.7 million for the year ended December 31, 2022, compared to $317.5 million used in investing activities during the year ended December 31, 2021. Investing activities in 2022 reflected our acquisition of PrimaLoft in the third quarter of 2022, and a small add-on acquisition at our Velocity business. The total amount of cash used for acquisitions in 2022 totaled $570.5 million. Investing activities in 2021 reflected our acquisition of Lugano in September 2021, plus add-on acquisitions at Arnold (Ramco Electric Motors), Altor Solutions (Plymouth Foam) and Marucci (Lizard Skins) for total cash used in acquisitions of $404.3 million. The cash flows used in investing activities in the prior year was offset by the proceeds received from our sale of Liberty Safe in August 2021 ($101.0 million in proceeds).

Our spending on capital expenditures increased $23.7 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, with $64.3 million in capital expenditures in 2022 and $40.6 million in capital expenditures in 2021. The increase in capital expenditures was primarily to support the retail store growth at both 5.11 and Lugano.
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
Cash Flow from Financing Activities
2023
Cash flows used in financing activities totaled approximately $260.2 million for the year ended December 31, 2023, as compared to cash flows provided by financing activities of $556.9 million for the year ended December 31, 2022. In 2023, we used the proceeds from the sale of our Marucci business to repay the amount outstanding on our 2022 Revolving Credit Facility ($155 million in net outflows). Financing activities in 2023 reflects $9.3 million in purchases under our share repurchase program, and $74.3 million in proceeds from a private placement completed in the fourth quarter. Financing activities in 2023 reflect the payment of our common and preferred share distributions, and a distribution to our allocation interests holders of $26.5 million related to our sale of ACI. Additionally, financing activities in 2023 reflects cash paid to noncontrolling shareholders related to our recapitalization of BOA in December 2023 ($11.7 million in distributions to noncontrolling shareholders at BOA).
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
2021
Cash flows provided by financing activities totaled approximately $273.2 million for the year ended December 31, 2021, as compared to cash flows used in financing activities of $521.7 million for the year ended December 31, 2020. During the first quarter of 2021, we completed an offering of $1,000.0 million of our 2029 Notes, and used the proceeds to pay down our 2018 Revolving Credit Facility and pay off the existing 2026 Notes. In the fourth quarter of 2021, we completed an offering of $300.0 million of our 2032 Notes, and used the proceeds to pay down our 2021 Revolving Credit Facility. Financing activities in 2021 reflect the payment of our common and preferred share distributions. In 2021 we also paid a special common share distribution of $57.1 million to our shareholders upon the reclassification of the Trust to a corporation for income tax purposes. In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At-the-Market program pursuant to which we may sell common shares of the Trust. We received $114.6 million in net cash proceeds from the sale of Trust common shares under this program in 2021. During the year ended December 31, 2021, we made a distribution to the Allocation Member of $17.3 million related to the five-year Holding Event of our Liberty, Ergobaby and ACI business, and $16.8 million related to the Sale Event of Liberty Safe. The Liberty and Ergobaby Holding Events occurred in 2020 but the profit allocation distribution to Holders were not declared by our Board of Directors until the first quarter of 2021.
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2023:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$145,593	$304,855
BOA	211,120	281,549
Ergobaby	81,925	92,401
Lugano	382,628	463,026
PrimaLoft	161,500	222,268
Velocity Outdoor	112,175	143,810
Arnold	65,247	104,808
Altor Solutions	78,393	122,690
Sterno	122,971	190,472
	$1,361,552	$1,925,879
Corporate and eliminations	(1,361,552)	371,721
Total	$—	$2,297,600
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
In December 2023, we completed a recapitalization at BOA whereby the LLC entered into an amendment to the intercompany loan agreement with BOA (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to provide for additional term loan borrowings of $165.9 million to fund a distribution to shareholders. The LLC received a distribution of $131.0 million related to their ownership of the outstanding shares of BOA on the date of the distribution. Noncontrolling shareholders received a distribution of $11.7 million, and the remaining amount of the recapitalization was used to repurchase employee stock options and to pay a bonus to employees who held phantom stock options and were not eligible to participate in the distribution to noncontrolling shareholders. BOA recorded compensation expense of $3.1 million related to the bonus paid to employees as part of the recapitalization.
In February 2022, we completed a recapitalization at Ergobaby whereby the LLC entered into an amendment to the intercompany loan agreement with Ergobaby (the "Ergobaby Credit Agreement"). The Ergobaby Credit Agreement was amended to provide for additional term loan borrowings of $61.5 million to fund a distribution to shareholders. The LLC owned 81.6% of the outstanding shares of Ergobaby on the date of the distribution and received $50.2 million. The remaining amount of the distribution was paid to minority shareholders.

In August 2021, we completed a recapitalization at 5.11 whereby the Company entered into an amendment to the intercompany loan agreement with 5.11 (the "5.11 Credit Agreement"). The 5.11 Credit Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The Company owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution went to minority shareholders.
In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48.0 million, which BOA financed by borrowing under their intercompany credit facility with the Company. The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder.
In the second, third and fourth quarter of 2023, and the second and fourth quarter of 2022, we amended the Lugano intercompany credit agreement to increase the borrowing availability under their credit agreement to allow Lugano to continue to expand their operations and build inventory to support their salon expansion.
In the second quarter of 2023, we amended the Velocity intercompany credit agreement to extend the term of the facility and to increase the borrowing availability under the facility.
In the fourth quarter of 2023, we amended the Ergo Credit Agreement to permit the fixed charge coverage ratio to remain at the September 30, 2023 level through the period ending December 31, 2024.
In the first quarter of 2022, we amended the 5.11 Credit agreement to increase the capital expenditures allowable under the agreement to account for additional growth capital expenditure opportunities primarily related to retail expansion, and amended the financial covenants to reflect the increased allowable expenditure. The 5.11 credit agreement was amended again in both the third and fourth quarters of 2022 to increase the amount available under the revolving credit facility, as well as to increase the capital expenditures allowable under the credit agreement.
During the third quarter of 2022, we amended the Velocity intercompany credit agreement to increase the amount of the Velocity term loan to allow for the financing of an add-on acquisition. Additionally, during the third quarter of 2022, we amended the Altor credit agreement to allow for additional capital expenditures related to Altor's Ohio plant relocation.
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
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2023 except Velocity and PrimaLoft. Velocity was issued a waiver for both the third and fourth quarter of 2023 related to the fixed charge coverage ratio and the leverage ratio covenants in their intercompany credit agreement. PrimaLoft received a waiver for the fourth quarter of 2023 related to the leverage ratio covenant in their intercompany credit agreement.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of interest and principal on our outstanding debt; (iii) payments to CGM due or potentially due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) pursuing future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. Each of our subsidiaries has various non-cancelable commitments in the ordinary course of business, including operating lease payments, and purchase obligations which include payments for materials and payments under employment agreements. On a consolidated basis at December 31, 2023, we had future operating lease obligations of $271.6 million and purchase obligations of $174.4 million.
We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our board of directors, over the next twelve months and thereafter.

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
The 2022 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. At December 31, 2023, we had letters of credit totaling $2.2 million outstanding under the 2022 Revolving Credit Facility. We had approximately $597.8 million in borrowing base availability under this facility at December 31, 2023. (See "Note I - Debt" to the consolidated financial statements for more detail regarding our 2022 Credit Facility).
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
The following table reflects required and actual financial ratios as of December 31, 2023 included as part of the affirmative covenants in our 2022 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	3.17
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	0.00
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.00	3.11
We intend to use the availability under our 2022 Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions (if and to the extent approved by our board of directors) and to provide for other working capital needs.
Interest Expense
We incurred interest expense totaling $105.2 million in the year ended December 31, 2023, as compared to $83.5 million in the year ended December 31, 2022 and $58.8 million for the year ended December 31, 2021.
The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Interest on credit facilities	$37,269	$13,842	$2,669
Interest on Senior Notes	67,500	67,500	54,441
Unused fee on Revolving Credit Facility	1,998	1,913	1,598
Amortization of bond premium	—	—	(83)
Other interest expense	363	286	222
Interest income	(1,951)	(49)	(13)
Interest expense, net	$105,179	$83,492	$58,834
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

Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. We recorded an income tax provision of $21.3 million with an annual effective rate of (122.6)% during the year ended December 31, 2023, an income tax provision of $37.1 million with an annual effective tax rate of 91% during the year ended December 31, 2022, and $15.3 million in income tax benefit with an effective tax rate of 57.5% during the year ended December 31, 2021.
The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year ended December 31,
	2023	2022	2021
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	(17.8)	8.5	6.5
Foreign income taxes	(25.9)	5.8	13.3
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	—	—	56.6
Impairment expense	(90.1)	2.2	—
Impact of subsidiary employee stock options	20.4	1.4	(0.4)
Non-deductible acquisition costs	0.2	1.3	1.0
Non-recognition of various carryforwards at subsidiaries	2.0	35.9	(3.7)
United States tax on foreign income	(8.3)	1.1	(3.9)
Dividend (net of dividend received deduction)	(51.0)	7.7	—
Utilization of tax credits	29.7	(19.0)	(8.4)
Effect of classification of assets held for sale	—	21.1	(27.3)
Other	(2.8)	4.0	2.8
Effective income tax rate	(122.6)%	91.0%	57.5%
(1)The effective income tax rate for the year 2021 includes a loss at the Company’s parent, which was taxed as a partnership through August 1, 2021. Effective September 1, 2021, the Company's parent is taxed as a corporation.
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
The tables below reconcile the most directly comparable GAAP financial measures to Adjusted earnings before Interest, Income Taxes, Depreciation and Amortization ("Adjusted EBITDA") and Adjusted Earnings.
Adjusted EBITDA – EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), loss on debt extinguishment, depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs. Adjusted EBITDA is calculated utilizing the same calculation as described in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense;

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
Adjusted EBITDA and Adjusted Earnings are non-GAAP measures used by the Company to assess its performance. We believe that Adjusted EBITDA and Adjusted Earnings provide useful information to investors and reflect important financial measures that are used by management in the monthly analysis of our operating results and in preparation of our annual budgets. We believe that investors’ understanding of our performance is enhanced by disclosing these performance measures as this presentation allows investors to view the performance of our businesses in a manner similar to the methods used by us and the management of our subsidiary businesses, provides additional insight into our operating results and provides a measure for evaluating targeted businesses for acquisition.
Adjusted EBITDA and Adjusted Earnings exclude the effects of items which reflect the impact of long-term investment decisions, rather than the performance of near-term operations. When compared to net income (loss) and net income (loss) from continuing operations, Adjusted Earnings and Adjusted EBITDA, respectively, are each limited in that they do not reflect the periodic costs of certain capital assets used in generating revenues of our subsidiary businesses or the non-cash charges associated with impairments, as well as certain cash charges. The presentation of Adjusted Earnings provides insight into our operating results. Adjusted EBITDA and Adjusted Earnings are not meant to be a substitute for GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
Reconciliation of Net income (loss) from continuing operations to Adjusted EBITDA
The following tables reconcile Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2023
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(51,761)	$21,690	$16,496	$(2,601)	$52,315	$(69,883)	$(40,045)	$16,504	$10,434	$8,115	$(38,736)
Adjusted for:
Provision (benefit) for income taxes	301	4,994	2,863	(1,309)	14,589	(5,672)	(5,616)	5,890	4,185	1,106	21,331
Interest expense, net	104,855	(8)	(18)	—	4	(11)	352	—	5	—	105,179
Intercompany interest	(134,835)	20,244	7,580	8,595	32,837	18,123	13,510	10,486	6,806	16,654	—
Depreciation and amortization	1,399	26,009	22,932	8,110	9,229	21,478	13,282	16,741	8,441	19,959	147,580
EBITDA	(80,041)	72,929	49,853	12,795	108,974	(35,965)	(18,517)	49,621	29,871	45,834	235,354
Other (income) expense	(128)	(515)	98	36	(80)	62	(1,210)	1,440	(5)	(1,441)	(1,743)
Non-controlling shareholder compensation	—	1,191	3,019	1,214	1,474	980	914	986	27	860	10,665
Impairment expense	—	—	—	—	—	57,810	31,590	—	—	—	89,400
Acquisition expenses	—	—	—	321	—	—	—	—	—	—	321
Integration services fee	—	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	3,072	—	—	—	—	—	—	1,434	4,506
Adjusted EBITDA	$(80,169)	$73,605	$56,042	$14,366	$110,368	$25,262	$12,777	$52,047	$29,893	$46,687	$340,878

Adjusted EBITDA
Year ended December 31, 2022
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(77,990)	$22,633	$42,613	$(18,669)	$27,934	$(17,741)	$4,127	$9,662	$7,683	$3,406	$3,658
Adjusted for:
Provision (benefit) for income taxes	12,119	7,125	6,527	(4,274)	11,889	(3,878)	1,562	3,174	3,329	(480)	37,093
Interest expense, net	83,243	—	(25)	10	16	(7)	229	—	26	—	83,492
Intercompany interest	(92,177)	13,761	7,410	6,026	12,773	7,512	10,282	10,742	5,518	18,153	—
Loss on debt extinguishment	534	—	—	—	—	—	—	—	—	—	534
Depreciation and amortization	1,405	22,972	21,993	8,094	11,533	10,465	13,374	16,403	8,041	20,293	134,573
EBITDA	(72,866)	66,491	78,518	(8,813)	64,145	(3,649)	29,574	39,981	24,597	41,372	259,350
Other (income) expense	(58)	(217)	1,043	6	2	112	2,417	766	(20)	(1,730)	2,321
Non-controlling shareholder compensation	—	1,511	2,511	1,479	1,179	2,142	971	1,321	40	844	11,998
Impairment expense	—	—	—	20,552	—	—	—	—	—	—	20,552
Acquisition expenses	—	—	—	—	—	5,680	222	216	—	—	6,118
Integration services fee	—	—	—	—	1,688	2,375	—	—	—	—	4,063
Other	—	—	—	250	—	—	—	—	—	1,330	1,580
Adjusted EBITDA	$(72,924)	$67,785	$82,072	$13,474	$67,014	$6,660	$33,184	$42,284	$24,617	$41,816	$305,982

Adjusted EBITDA
Year ended December 31, 2021
	Corporate	5.11	BOA	Ergobaby	Lugano	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(75,855)	$20,152	$21,178	$5,079	$5,239	$23,035	$7,871	$5,013	$(316)	$11,396
Adjusted for:
Provision (benefit) for income taxes	(12,119)	6,905	3,559	2,018	2,094	6,238	2,619	1,345	2,608	15,267
Interest expense, net	58,639	16	—	—	9	165	(1)	6	—	58,834
Intercompany interest	(63,655)	11,868	8,581	1,960	2,450	7,461	7,558	5,455	18,322	—
Loss on debt extinguishment	33,305	—	—	—	—	—	—	—	—	33,305
Depreciation and amortization	1,147	22,355	20,279	8,435	4,757	12,704	12,938	8,888	23,368	114,871
EBITDA	(58,538)	61,296	53,597	17,492	14,549	49,603	30,985	20,707	43,982	233,673
Other (income) expense	(286)	125	377	—	16	2,573	(323)	8	(1,187)	1,303
Non-controlling shareholder compensation	—	2,428	2,194	1,693	190	1,020	1,035	38	1,242	9,840
Acquisition expenses	39	—	—	—	1,827	—	444	310	—	2,620
Integration services fee	—	—	3,300	—	563	—	—	—	—	3,863
Other	1,132	273	—	—	—	(2,300)	—	—	995	100
Adjusted EBITDA	$(57,653)	$64,122	$59,468	$19,185	$17,145	$50,896	$32,141	$21,063	$45,032	$251,399

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended				Year ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net income (loss)	$109,601	$17,123	$(3,760)	$139,441	$262,405
Income (loss) from discontinued options, net of tax	10,000	2,840	8,950	(3,674)	18,116
Gain on sale of discontinued operations, net of tax	97,989	4,232	1,274	179,530	283,025
Net income (loss) from continuing operations	1,612	10,051	(13,984)	(36,415)	(38,736)
Less: income from continuing operations attributable to noncontrolling interest	4,171	3,498	5,721	2,555	15,945
Net income (loss) attributable to Holdings - continuing operations	(2,559)	6,553	(19,705)	(38,970)	(54,681)
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	25,148	23,977	23,956	23,914	96,995
Impairment expense	—	—	32,568	56,832	89,400
Tax effect - impairment expense	—	—	(4,308)	978	(3,330)
Non-controlling interest - impairment expense	—	—	—	(5,382)	(5,382)
Non-controlling shareholder compensation	1,641	3,207	2,750	3,067	10,665
Acquisition expenses	—	—	—	321	321
Integration services fee	1,187	1,188	—	—	2,375
Other	432	348	349	3,377	4,506
Adjusted earnings	$19,804	$29,227	$29,565	$38,092	$116,688
Plus (less):
Depreciation expense	11,155	12,107	11,994	11,291	46,547
Income tax provision	6,920	4,320	3,837	6,254	21,331
Interest expense	26,180	26,613	27,560	24,826	105,179
Amortization of debt issuance costs	1,005	1,024	1,005	1,004	4,038
Income from continuing operations attributable to noncontrolling interest	4,171	3,498	5,721	2,555	15,945
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Tax effect - impairment expense	—	—	4,308	(978)	3,330
Non-controlling interest - impairment expense	—	—	—	5,382	5,382
Other	(1,160)	105	(1,045)	357	(1,743)
Adjusted EBITDA	$74,120	$82,940	$88,990	$94,828	$340,878

	Three months ended				Year ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net income (loss)	$29,740	$30,957	$2,585	$(11,844)	$51,438
Income (loss) from discontinued options, net of tax	13,059	4,371	10,157	10,800	38,387
Gain on sale of discontinued operations, net of tax	5,993	(579)	1,479	2,500	9,393
Net income (loss) from continuing operations	10,688	27,165	(9,051)	(25,144)	3,658
Less: income from continuing operations attributable to noncontrolling interest	4,388	3,813	3,297	(1,131)	10,367
Net income (loss) attributable to Holdings - continuing operations	6,300	23,352	(12,348)	(24,013)	(6,709)
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	19,691	20,258	24,400	26,454	90,803
Impairment expense	—	—	—	20,552	20,552
Tax effect - impairment expense	—	—	—	(3,557)	(3,557)
Non-controlling interest - impairment expense	—	—	—	(3,120)	(3,120)
Loss on debt extinguishment	—	—	534	—	534
Non-controlling shareholder compensation	2,405	2,404	2,581	4,608	11,998
Acquisition expenses	216	—	5,902	—	6,118
Integration services fee	563	563	1,625	1,312	4,063
Corporate tax effect	—	(4,338)	16,457	—	12,119
Other	—	1,027	434	119	1,580
Adjusted earnings	$23,130	$37,220	$33,540	$16,310	$110,200
Plus (less):
Depreciation expense	9,450	9,741	10,149	10,690	40,030
Income tax provision	7,970	6,926	18,884	3,313	37,093
Corporate tax effect	—	4,338	(16,457)	—	(12,119)
Tax effect - impairment expense	—	—	—	3,557	3,557
Non-controlling interest - impairment expense	—	—	—	3,120	3,120
Interest expense	17,419	17,509	22,796	25,768	83,492
Amortization of debt issuance costs	866	865	1,004	1,005	3,740
Income from continuing operations attributable to noncontrolling interest	4,388	3,813	3,297	(1,131)	10,367
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Other	(226)	(718)	1,916	1,349	2,321
Adjusted EBITDA	$69,042	$85,740	$81,174	$70,026	$305,982

	Three months ended				Year ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
Net income (loss)	$21,996	$(11,251)	$90,156	$25,908	$126,809
Income from discontinued options, net of tax	17,024	10,749	7,294	7,576	42,643
Gain on discontinued options, net of tax	—	—	72,745	25	72,770
Net income (loss) from continuing operations	4,972	(22,000)	10,117	18,307	11,396
Less: income from continuing operations attributable to noncontrolling interest	1,313	1,989	948	2,688	6,938
Net income (loss) attributable to Holdings - continuing operations	3,659	(23,989)	9,169	15,619	$4,458
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	16,887	17,251	17,373	24,926	76,437
Loss on debt extinguishment	—	33,305	—	—	33,305
Non-controlling shareholder compensation	2,365	2,440	2,493	2,542	9,840
Acquisition expenses	299	11	1,866	444	2,620
Integration services fee	1,100	1,100	1,100	563	3,863
Corporate tax effect	—	—	—	(12,119)	(12,119)
Other	(2,101)	1,032	460	709	100
Adjusted earnings	$16,164	$25,104	$26,416	$26,639	$94,323
Plus (less):
Depreciation expense	8,120	8,508	9,402	9,425	35,455
Income tax provision	2,910	8,453	7,831	(3,927)	15,267
Corporate tax effect	—	—	—	12,119	12,119
Interest expense	13,803	14,945	13,854	16,232	58,834
Amortization of debt issuance costs	686	722	759	812	2,979
Income from continuing operations attributable to noncontrolling interest	1,313	1,989	948	2,688	6,938
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Other	2,231	(253)	(1,073)	398	1,303
Adjusted EBITDA	$51,272	$65,514	$64,182	$70,431	$251,399

Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2023	2022	2021
March 31st	23.6%	22.8%	21.6%
June 30th	23.6%	24.3%	23.6%
September 30th	25.3%	26.5%	25.5%
December 31st	27.5%	26.4%	29.3%
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
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. Our Chief Executive Officer is a managing member of CGM. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2023, 2022, and 2021, we incurred $68.4 million, $62.6 million, and $46.4 million, respectively, in management fees to CGM.
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
At December 31, 2023, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023 than would normally have been due. At June 30, 2022 and March 31, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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
The LLC paid CGM $0.4 million in the year ended December 31, 2021, representing the management fee due from Arnold for the first three quarters of 2021. At December 31, 2021, Arnold reimbursed the LLC for the management fee paid on their behalf.

LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 50.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $26.5 million and $34.1 million in distributions related to Sale and Holding Events that occurred during 2023 and 2021, respectively. No allocation interest distributions were made in 2022. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 63.0% of the Allocation Interests at December 31, 2023 and 62.0% at December 31, 2022. Of the remaining 37.0% at December 31, 2023 and 38.0% at December 31, 2022, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by a former director on the Company’s Board of Directors, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.
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
PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft paid CGM a total integration services fee of $4.8 million, payable quarterly over a twelve-month period ended June 30, 2023.
Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano paid CGM a total integration services fee of $2.3 million, payable quarterly over a twelve month period beginning in the quarter ended December 31, 2021.
During the years ended December 31, 2023, 2022 and 2021, CGM received $2.4 million, $4.1 million, and $4.9 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
We reimbursed CGM approximately $6.4 million, $6.5 million, and $5.4 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2023, 2022 and 2021, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2023, 2022 and 2021, 5.11 purchased approximately $1.7 million, $2.0 million, and $1.1 million, respectively, in inventory from the vendor.
Recapitalization - In August 2021, the Company completed a recapitalization of 5.11 whereby the Company entered into an amendment to the intercompany loan agreement with 5.11 (the "5.11 Credit Agreement"). The 5.11 Credit Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The Company owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution went to minority shareholders.
BOA
Recapitalization - In December 2023, we completed a recapitalization at BOA whereby the LLC entered into an amendment to the intercompany loan agreement with BOA (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to provide for additional term loan borrowings of $165.9 million to fund a distribution to shareholders. The LLC received a distribution of $131.0 million related to their ownership of the outstanding shares of BOA on the date of the distribution. Noncontrolling shareholders received a distribution of $11.7 million, and the remaining amount of the recapitalization was used to repurchase employee owned shares and to pay a bonus to employees who held phantom stock options and were not eligible to participate in the distribution to noncontrolling shareholders. BOA recorded compensation expense of $3.1 million related to the bonus paid to employees as part of the recapitalization.
Repurchase of Noncontrolling Interest - In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48.0 million, which BOA financed by borrowing under the BOA Credit Agreement. The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder. The transaction was accounted for in accordance with ASC 810 - Consolidation, whereby the carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest in BOA that occurred as a result of the share repurchase. The difference between the fair value of the consideration paid of $48.0 million and the amount by which the noncontrolling interest was adjusted of $39.4 million was recognized in equity attributable to the Company.
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2023, 2022 and 2021, BOA purchased approximately $42.1 million, $56.1 million and $48.3 million, respectively, from this supplier.
Ergobaby
Recapitalization - In February 2022, the Company completed a recapitalization of Ergobaby whereby the LLC entered into an amendment to the intercompany loan agreement with Ergobaby (the "Ergo Credit Agreement"). The Ergo Credit Agreement was amended to provide for additional loan borrowings of $61.5 million to fund a distribution to shareholders. The LLC owned 81.6% of the outstanding shares of Ergobaby on the date of the distribution and received $50.2 million. The remaining amount of the distribution was paid to minority shareholders.
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
2023 Interim goodwill impairment testing
PrimaLoft - As a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation performed when PrimaLoft was acquired as well as the failure of certain financial covenants in the intercompany credit agreement, we determined that a triggering event had occurred at PrimaLoft in the fourth quarter of 2023 and performed an interim impairment test of goodwill as of December 31, 2023. We performed the quantitative impairment test using both an income approach and a market approach. The prospective information used in the income approach considers macroeconomic data, industry and reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the PrimaLoft reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 11.3%. The results of the quantitative impairment testing indicated that the fair value of the PrimaLoft reporting unit did not exceed its carrying value, resulting in goodwill impairment expense of $57.8 million in the year ended December 31, 2023 at PrimaLoft. The fair value of the goodwill balance at PrimaLoft could be subject to additional impairment testing if actual cash flows and our estimates of future performance differ materially from those used in the impairment testing at December 31, 2023.
Velocity - As a result of operating results that were below the forecast that we used in the quantitative impairment test of Velocity Outdoor at March 31, 2023 (see below), we determined that a triggering event had occurred at Velocity in the third quarter of 2023 and performed an interim impairment test of goodwill as of August 31, 2023. We performed the quantitative test of Velocity using an income approach to determine the fair value of the reporting unit. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the current economic environment. The prospective financial information considers reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the Velocity reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 17%, an increase of 2% as compared to the discount rate of 15% used in the March 2023 impairment testing for Velocity. The increase in the discount rate primarily reflects additional uncertainty associated with the prospective financial information used in the income approach. The results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit did not exceed the carrying value, resulting in a goodwill impairment and we recorded impairment expense of $31.6 million in the year ended December 31, 2023 at Velocity.

2022 Interim goodwill and indefinite lived intangible asset impairment testing
Ergobaby - In 2022, as a result of operating results below forecasts in the year and expectations that macroeconomic conditions and decreases in consumer discretionary spending would impact 2023operating results, we determined that a triggering event had occurred at Ergobaby in the fourth quarter of 2022 and performed an interim impairment test of the Ergobaby goodwill and indefinite-lived tradename as of December 31, 2022. The Company used an income approach for the impairment test, whereby the Company estimated the fair value of the reporting unit based on the present value of expected future cash flows, including terminal value, and utilized a discount rate of 16.0%. The prospective financial information considers reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for Ergobaby as of the date of our impairment testing. The results of the quantitative impairment testing indicated that the fair value of the Ergobaby reporting unit did not exceed the carrying value. We recorded goodwill impairment expense of $20.6 million at December 31, 2022. For the indefinite lived tradename, the results of the quantitative testing indicated that the fair value exceeded the carrying value.
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
Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (a "Holding Event") and upon the sale of that business (a "Sale Event"). The payment to the Holders for a Sale Event is based on the pre-tax gain from the sale of the business. Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board of Directors.
Recent Accounting Pronouncements
Refer to "Note B - Summary of Significant Accounting Policies" to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2023, our debt includes both fixed rate and variable rate instruments. We are exposed to interest rate risk primarily through borrowings under our 2022 Credit Facility because borrowings under this agreement are subject to variable interest rates based on SOFR. We had $385 million outstanding under the 2022 Term Loan and no amount outstanding under our 2022 Revolving Credit Facility at December 31, 2023.
The one-month SOFR was approximately 534 basis points at December 31, 2023, and the three-month SOFR was approximately 536 basis points at December 31, 2023. We currently estimate that a 100 basis point increase in SOFR would not have a material impact on our results of operations, cash flows or financial condition.
We expect to have additional borrowings under our Revolving Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.
Foreign Exchange Rate Sensitivity
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business at certain of our subsidiaries, such as sales to third party customers, foreign plant operations, and purchases from suppliers. Foreign exchange transactions do not materially affect our operations as a significant portion of our operations are domestic.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2023 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. We held significantly more cash at December 31, 2023 than we typically do as we received proceeds related to the sale of one of our subsidiaries in November 2023. A majority of the cash on our balance sheet at December 31, 2023 was held in short-term interest bearing savings accounts, and was used in January 2024 to fund our acquisition of The Honey Pot Co.. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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
Trading Plans
None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2024 Annual Meeting of Shareholders.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2024 Annual Meeting of Shareholders.
Information regarding our corporate governance, including our audit committee and code of ethics, is incorporated herein by reference to information included in the Proxy Statement for our 2024 Annual Meeting of Shareholders.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the Proxy Statement for our 2024 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2024 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2024 Annual Meeting of Shareholders.
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2024 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2024 Annual Meeting of Shareholders.

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

2.11
Agreement and Plan of Merger, dated November 1, 2023, by and among (i) Fox Factory, Inc; (ii) Marucci Merger Sub, Inc.; (iii) Wheelhouse Holdings Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on November 2, 2023 (File No. 001-34927)).

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

10.12
Subscription Agreement, dated December 15, 2023, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and Allspring Special Small Cap Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2023 (File No. 001-34927).

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
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

99.14
Merger and Stock Purchase Agreement, dated January 14, 2024, by and among The Honey Pot Company Holdings, LLC, VMG Honey Pot Blocker, Inc., NVB1, Inc., VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Intermediate, Inc., THP Merger Sub, LLC, the Sellers’ Representative and certain other equity holders of THP.

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: February 28, 2024	By:	/s/ Elias J. Sabo
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

Signature	Title	Date

/s/ Elias J. Sabo	Chief Executive Officer	February 28, 2024
Elias J. Sabo	(Principal Executive Officer) and Director

/s/ Ryan J. Faulkingham	Chief Financial Officer	February 28, 2024
Ryan J. Faulkingham	(Principal Financial and Accounting Officer)

/s/ Alexander S. Bhathal	Director	February 28, 2024
Alexander S. Bhathal

/s/ James J. Bottiglieri	Director	February 28, 2024
James J. Bottiglieri

/s/ Gordon Burns	Director	February 28, 2024
Gordon Burns

/s/ Harold S. Edwards	Director	February 28, 2024
Harold S. Edwards

/s/ Larry L. Enterline	Director	February 28, 2024
Larry L. Enterline

/s/ Nancy B. Mahon	Director	February 28, 2024
Nancy B. Mahon

/s/ Teri R. Shaffer	Director	February 28, 2024
Teri R. Shaffer

/s/ Heidi Locke Simon	Director	February 28, 2024
Heide Locke Simon

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: February 28, 2024	By:	/s/ Ryan J. Faulkingham
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.
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
February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.
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
Goodwill – PrimaLoft reporting unit
As described further in note H to the financial statements, the Company performed a quantitative goodwill impairment assessment as of December 31, 2023 on its PrimaLoft reporting unit. This reporting unit had goodwill totaling $290.3 million prior to impairment. We identified the Company’s quantitative goodwill impairment assessment for the PrimaLoft reporting unit as a critical audit matter.
The principal considerations for our determination that the quantitative goodwill impairment assessment for the PrimaLoft reporting unit is a critical audit matter are that the determination of the reporting unit’s fair value required management to make significant estimates and assumptions related to forecasted revenues and the discount rate used. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals with specialized skill and knowledge, in auditing these assumptions made by management.

Our audit procedures related to the quantitative impairment testing of the PrimaLoft reporting unit included the following, among others:
•We tested the design and operating effectiveness of controls relating to the determination of the reporting unit’s fair value, including controls over the development of revenue growth rate and discount rate assumptions, as well as the appropriateness of the valuation models used.
•We evaluated management’s historical ability to forecast revenue and compared those assumptions to (1) historical results, (2) management’s business plans, and (3) forecasted information in industry reports and companies in their respective peer group.
•With the assistance of our valuation specialists, we assessed the valuation methodologies utilized by management.
•We performed sensitivity analyses on the revenue and discount rate assumptions used to evaluate the impact changes in these assumptions have on management’s conclusion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 28, 2024

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$450,477	$56,599
Accounts receivable, net	318,241	297,722
Inventories, net	740,387	680,545
Prepaid expenses and other current assets	94,715	73,200
Current assets of discontinued operations	—	102,119
Total current assets	1,603,820	1,210,185
Property, plant and equipment, net	192,562	184,501
Goodwill	901,428	991,007
Intangible assets, net	923,905	1,015,497
Other non-current assets	195,266	162,392
Non-current assets of discontinued operations	—	286,049
Total assets	$3,816,981	$3,849,631

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$93,412	$82,942
Accrued expenses	157,456	184,338
Due to related parties (refer to Note Q)	16,025	15,495
Current portion, long-term debt	10,000	10,000
Other current liabilities	35,465	35,286
Current liabilities of discontinued operations	—	31,771
Total current liabilities	312,358	359,832
Deferred income taxes	120,131	142,627
Long-term debt	1,661,879	1,824,468
Other non-current liabilities	203,232	139,267
Non-current liabilities of discontinued operations	—	21,475
Total liabilities	2,297,600	2,487,669

Commitments and contingencies (refer to Note P)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at December 31, 2023 and December 31, 2022
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	96,417	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	96,504	96,504
Series C preferred shares, no par value, 4,600 shares issued and outstanding at December 31, 2023 and December 31, 2022	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 75,753 shares issued and 75,270 shares outstanding at December 31, 2023 and 72,203 shares issued and outstanding at December 31, 2022	1,281,303	1,207,044
Treasury shares, at cost	(9,339)	—
Accumulated other comprehensive income (loss)	111	(1,136)
Accumulated deficit	(249,243)	(372,906)
Total stockholders’ equity attributable to Holdings	1,326,750	1,136,920
Noncontrolling interest	192,631	203,464
Noncontrolling interest of discontinued operations	—	21,578
Total stockholders’ equity	1,519,381	1,361,962
Total liabilities and stockholders’ equity	$3,816,981	$3,849,631

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net revenues	$2,058,876	$2,009,130	$1,723,502
Cost of revenues	1,165,553	1,226,078	1,061,922
Gross profit	893,323	783,052	661,580
Operating expenses:
Selling, general and administrative expense	549,589	484,369	418,378
Management fees	68,445	62,604	46,443
Amortization expense	95,820	84,689	73,675
Impairment expense	89,400	20,552	—
Operating income	90,069	130,838	123,084
Other income (expense):
Interest expense, net	(105,179)	(83,492)	(58,834)
Amortization of debt issuance costs	(4,038)	(3,740)	(2,979)
Loss on debt extinguishment	—	(534)	(33,305)
Other income (expense), net	1,743	(2,321)	(1,303)
Income (loss) from continuing operations before income taxes	(17,405)	40,751	26,663
Provision for income taxes	21,331	37,093	15,267
Income (loss) from continuing operations	(38,736)	3,658	11,396
Income from discontinued operations, net of income tax	18,116	38,387	42,643
Gain on sale of discontinued operations, net of income tax	283,025	9,393	72,770
Net income	262,405	51,438	126,809
Less: Net income from continuing operations attributable to noncontrolling interest	15,945	10,367	6,938
Less: Net income from discontinued operations attributable to noncontrolling interest	174	4,684	5,319
Net income attributable to Holdings	$246,286	$36,387	$114,552

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations	$(54,681)	$(6,709)	$4,458
Income from discontinued operations, net of income tax	17,942	33,703	37,324
Gain on sale of discontinued operations, net of income tax	283,025	9,393	72,770
Net income attributable to Holdings	$246,286	$36,387	$114,552
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations	$(1.71)	$(0.66)	$(0.95)
Discontinued operations	4.17	0.56	1.68
	$2.46	$(0.10)	$0.73

Weighted average number of shares outstanding - basic and fully diluted	72,105	70,715	65,362
Cash distribution declared per share (refer to Note K)	$1.00	$1.00	$2.21

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2023	2022	2021
Net income	$262,405	$51,438	$126,809
Other comprehensive income (loss)
Foreign currency translation adjustments	2,188	(1,415)	(489)
Pension benefit liability, net of tax	(941)	1,307	917
Total comprehensive income, net of tax	263,652	51,330	127,237
Less: Net income attributable to noncontrolling interests	16,119	15,051	12,257
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(122)	37	38
Total comprehensive income attributable to Holdings, net of tax	$247,655	$36,242	$114,942

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2021	$96,417	$96,504	$110,997	$1,008,564	$—	$(211,002)	$(1,456)	$1,100,024	$112,077	$8,047	$1,220,148
Net income	—	—	—	—		114,552	—	114,552	6,938	5,319	126,809
Total comprehensive income, net	—	—	—	—	—	—	428	428	—	—	428
Issuance of Trust Common Shares, net of offering costs	—	—	—	114,629	—	—	—	114,629	—	—	114,629
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	9,840	1,614	11,454
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	4,281	70	4,351
Purchase of noncontrolling interest	—	—	—	—	—	(8,632)	—	(8,632)	(42,008)	—	(50,640)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(1,275)	—	(1,275)
Proceeds provided by noncontrolling shareholders	—	—	—	—	—	—	—	—	—	3,886	3,886
Acquisition of Lugano	—	—	—	—	—	—	—	—	68,300	—	68,300
Disposition of Liberty	—	—	—	—	—	—	—	—	—	(4,375)	(4,375)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	—	(34,058)	—	(34,058)	—	—	(34,058)
Distributions paid - Trust Preferred shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common shares	—	—	—	—	—	(150,946)	—	(150,946)	—	—	(150,946)
Balance — December 31, 2021	96,417	96,504	110,997	1,123,193	—	(314,267)	(1,028)	1,111,816	158,153	14,561	1,284,530
Net income	—	—	—	—	—	36,387	—	36,387	10,367	4,684	51,438
Total comprehensive loss, net	—	—	—	—	—	—	(108)	(108)	—	—	(108)
Issuance of Trust Common Shares	—	—	—	83,851	—	—	—	83,851	—	—	83,851
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	11,998	1,953	13,951
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	932	380	1,312
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,957)	—	(1,957)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,292)	—	(11,292)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid - Trust Preferred shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common shares	—	—	—	—	—	(70,845)	—	(70,845)	—	—	(70,845)
Balance — December 31, 2022	96,417	96,504	110,997	1,207,044	—	(372,906)	(1,136)	1,136,920	203,464	21,578	1,361,962

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Net income	—	—	—	—	—	246,286	—	246,286	15,945	174	262,405
Total comprehensive income, net	—	—	—	—	—	—	1,247	1,247	—	—	1,247
Issuance of Trust common shares	—	—	—	74,259	—	—	—	74,259	—	—	74,259
Purchase of Trust common shares for treasury	—	—	—	—	(9,339)	—	—	(9,339)	—	—	(9,339)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	10,665	6,384	17,049
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	15,599	—	15,599
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(41,297)	—	(41,297)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,745)	—	(11,745)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	4,155	4,155
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Disposition of Marucci	—	—	—	—	—	—	—	—	—	(30,562)	(30,562)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common Shares	—	—	—	—	—	(71,967)	—	(71,967)	—	—	(71,967)
Balance — December 31, 2023	$96,417	$96,504	$110,997	$1,281,303	$(9,339)	$(249,243)	$111	$1,326,750	$192,631	$—	$1,519,381

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$262,405	$51,438	$126,809
Income from discontinued operations	18,116	38,387	42,643
Gain on sale of discontinued operations	283,025	9,393	72,770
Income (loss) from continuing operations	(38,736)	3,658	11,396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	46,547	40,030	35,455
Amortization expense - intangibles	95,820	84,689	73,675
Amortization expense - inventory step-up	1,175	6,114	2,762
Amortization of debt issuance costs	4,038	3,740	2,896
Impairment expense	89,400	20,552	—
Loss on debt extinguishment	—	534	33,305
Noncontrolling stockholder stock based compensation	10,665	11,998	9,840
Provision for receivable and inventory reserves	(34)	(472)	5,600
Deferred taxes	(21,707)	(2,511)	(11,770)
Other	1,572	2,238	22
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,849)	(42,925)	(19,921)
Inventories	(58,269)	(158,416)	(94,552)
Other current and non-current assets	(1,080)	(12,078)	(6,663)
Accounts payable and accrued expenses	(72,112)	(11,168)	52,971
Net cash provided by (used in) operating activities - continuing operations	35,430	(54,017)	95,016
Net cash provided by operating activities - discontinued operations	42,650	25,726	39,035
Net cash provided by (used in) operating activities	78,080	(28,291)	134,051
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,907)	(569,028)	(356,851)
Purchases of property and equipment	(55,776)	(60,989)	(33,116)
Proceeds from sale of businesses	500,305	9,393	101,039
Other investing activities	(2,135)	(1,300)	(1,125)
Net cash provided by (used in) investing activities - continuing operations	438,487	(621,924)	(290,053)
Net cash provided by (used in) investing activities - discontinued operations	132,016	(4,801)	(27,443)
Net cash provided by (used in) investing activities	570,503	(626,725)	(317,496)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	74,259	83,851	114,629
Purchase of treasury shares, net	(9,339)	—	—
Borrowings under credit facility	360,000	268,000	557,000
Repayments under credit facility	(515,000)	(113,000)	(864,000)
Issuance of Senior Notes	—	—	1,300,000
Redemption of Senior Notes	—	—	(627,688)
Issuance of Term Loan	—	400,000	—
Repayments - Term Loan	(10,000)	(5,000)	—
Distributions paid - common shares	(71,967)	(70,845)	(150,946)
Distributions paid - preferred shares	(24,181)	(24,181)	(24,181)
Net proceeds provided by noncontrolling shareholders	15,599	1,312	8,237
Net proceeds provided by noncontrolling shareholders - acquisitions	—	35,263	68,300
Purchase of noncontrolling interest	(41,297)	(1,957)	(50,640)
Distributions to noncontrolling shareholders	(11,745)	(11,292)	(1,275)
Distributions paid - Allocation Interests	(26,475)	—	(34,058)
Debt issuance costs	—	(5,276)	(21,708)
Other	(17)	10	(464)
Net cash (used in) provided by financing activities	(260,163)	556,885	273,206
Foreign currency impact on cash	786	(1,331)	228
Net increase (decrease) in cash and cash equivalents	389,206	(99,462)	89,989
Cash and cash equivalents — beginning of period (1)	61,271	160,733	70,744
Cash and cash equivalents — end of period	$450,477	$61,271	$160,733
(1) Includes cash from discontinued operations of $4.7 million at January 1, 2023, $3.6 million at January 1, 2022 and $14.2 million at January 1, 2021.

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
The LLC is a controlling owner of nine businesses, or operating segments, at December 31, 2023. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. (“Ergobaby”), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Intermediate, Inc. ("PrimaLoft"), Velocity Outdoor, Inc. ("Velocity Outdoor" or "Velocity"), AMT Acquisition Corporation (“Arnold”), FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators") and SternoCandleLamp Holdings, Inc. (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note F - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or “MSA”).
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
Discontinued Operations
The Company completed the sale of Wheelhouse Holdings, Inc. ("Marucci") during the fourth quarter of 2023, Compass AC Holdings, Inc. ("Advanced Circuits or "ACI") during the first quarter of 2023 and Liberty Safe Holding Corporation ("Liberty") during the third quarter of 2021. The results of operations of Marucci and ACI are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2023, 2022 and 2021. The results of operations of Liberty are reported as discontinued operations in the consolidated statements of operations for year ended December 31, 2021. Refer to "Note D - Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.

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
Allocation Interests
At the time of the Company's Initial Public Offering, the Company issued Allocation Interests governed by the LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in that business (a "Holding Event") and upon the sale of that business (a "Sale Event"). The payment to the Holders for a Sale Event is based on the pre-tax gain from the sale of the business. Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board of Directors.
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash account balances held in domestic financial institutions exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash or cash equivalents. At December 31, 2023 and 2022, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $24.8 million and $24.4 million, respectively.
Accounts receivable and allowance for doubtful accounts
Trade receivables are reported on the consolidated balance sheets at cost adjusted for any write-offs and net of an allowance for doubtful accounts. The Company uses estimates to determine the amount of the allowance for doubtful accounts in order to reduce accounts receivable to their estimated net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company’s estimate also includes analyzing existing economic conditions. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company's Lugano operating segment has adopted the practical expedient available under the revenue recognition accounting standard whereby for revenue contracts that have an original duration of one year or less, Lugano does not consider the time value of money and does not recognize a financing component on trade receivables where the period between the transfer of a promised good to a customer and the customer’s payment for that good will be one year or less.
Inventories
Inventories consist of raw materials, work-in-process, manufactured goods and purchased goods acquired for resale. Inventories are stated at the lower of cost or net realizable value, with cost generally determined on the first-

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in, first-out method or average cost method. At our Lugano business, cost is determined based on specific identification. Cost includes raw materials, direct labor, manufacturing overhead and indirect overhead. Net realizable value is based on current replacement cost for raw materials and supplies and on estimated selling costs less reasonably predictable costs of completion, and disposal for finished goods. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. The Company's historical estimates of these adjustments have not differed materially from actual results.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income taxes
Deferred Income Taxes
Deferred income taxes are calculated under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates.
A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2023 which in total amounted to approximately $107.0 million. This deferred tax asset is net of $10.5 million of valuation allowance primarily associated with the realization of domestic and foreign net

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
Uncertain Tax Positions
We record uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740 - Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Change in Company Tax Status Election
Effective September 1, 2021 (the "Effective Date"), the Trust elected to be treated as a corporation for U.S. federal income tax purposes (the "Election"). Prior to the Effective Date, the Trust was treated as a partnership for U.S. federal income tax purposes and the Trust’s items of income, gain, loss and deduction flowed through from the Trust to the shareholders, and the Trust shareholders were subject to income taxes on their allocable share of the Trust’s income and gain. After the Effective Date, the trust is taxed as a corporation and is subject to U.S. federal corporate income tax at the Trust level, but items of income, gain, loss and deduction will not flow through to Trust shareholders. Trust shareholders will no longer receive an IRS Schedule K-1. After the Effective Date, distributions from the Trust will be treated as dividends to the extent the Trust has accumulated or current earnings and profits. If the Trust does not have current or accumulated earnings and profits available for distribution, then the distribution will be treated as a return of capital and reduce Trust shareholders’ basis in their shares.
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
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2023, 2022 and 2021.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $33.4 million, $31.9 million and $26.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $14.6 million, $12.3 million and $11.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $5.1 million, $4.6 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans under which some form of stock compensation, typically stock options or profit interests, is issued to employees and outside directors of each subsidiary. The fair value of the awards are estimated on the date of grant using a pricing model and assumptions specific to the subsidiary that granted the stock award. During the years ended December 31, 2023, 2022 and 2021, $10.7 million, $12.0 million, and $9.8 million of stock based compensation expense was recorded in selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2023, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $48.5 million.
Recently Issued Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance will require, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact that this ASU will have when adopted and anticipates the ASU will likely result in additional disclosures in our consolidated financial statements.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance will require, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The guidance will be effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact that this ASU will have when adopted and anticipates the ASU will likely result in additional disclosures in our consolidated financial statements.
Note C — Acquisition of Businesses
The acquisitions of our businesses are accounted for under the acquisition method of accounting. For each new platform acquisition, the Company typically structures the transaction so that a newly created holding company acquires 100% of the equity interests in the acquired business. The entirety of the purchase consideration is paid by the newly created holding company to the selling shareholders. The total purchase consideration is the amount paid to the selling shareholders and we will, from time to time, allow the selling shareholder to reinvest a portion of their proceeds alongside the Company at the same price per share, into the holding company that acquires the target business. Once the acquisition is complete, the selling shareholders no longer hold equity interests in the acquired company, but rather hold noncontrolling interest in the holding company that acquired the target business. Because the selling shareholders are investing in the transaction alongside the Company at the same price per share as the Company and are not retaining their existing equity in the acquired business, the Company includes the amount provided by noncontrolling shareholders in the total purchase consideration.
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
Acquisition of PrimaLoft
On July 12, 2022, the LLC, through its newly formed indirect acquisition subsidiary, Relentless Intermediate, Inc. ("PrimaLoft Buyer"), acquired PrimaLoft Technologies Holdings, Inc. (“PrimaLoft”) pursuant to a Stock Purchase Agreement (the “PrimaLoft Purchase Agreement”), dated June 4, 2022, by and between PrimaLoft Buyer and VP PrimaLoft Holdings, LLC ("PrimaLoft Seller"). The Company acquired PrimaLoft for a total purchase price, including proceeds from noncontrolling shareholders, of approximately $541.1 million, before working capital and other customary adjustments. The Company funded the acquisition through a draw on its 2022 Revolving Credit Facility and the proceeds from its new $400 million 2022 Term Loan Facility. PrimaLoft management invested in the transaction along with the Company, representing 9.2% of the initial equity interest in PrimaLoft. Concurrent with the closing, the Company provided a credit facility to PrimaLoft pursuant to which a secured revolving loan commitment and secured term loan were made available to PrimaLoft (the "PrimaLoft Credit Agreement"). The initial revolving loan and term loan commitments under these facilities on the closing date were $178 million. CGM received integration service fees of $4.8 million which were payable quarterly over the twelve-month period beginning September 30, 2022. The Company incurred $5.7 million of transaction costs in conjunction with the PrimaLoft acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2022.
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
The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values, which approximate fair value. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued at fair value which approximates book value and will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $290.3 million reflects the strategic fit of PrimaLoft in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The PrimaLoft purchase price allocation was finalized in 2023.

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
The LLC made loans to, and purchased a 60% equity interest in, Lugano. The purchase price, including proceeds from noncontrolling shareholders, was $265.1 million. The selling shareholders invested in the transaction along with the LLC, representing 40% initial noncontrolling interest on both a primary and fully diluted basis. The fair value of the noncontrolling interest was determined based on the enterprise value of the acquired entity multiplied by the ratio of the number of shares acquired by the minority holders to total shares. The transaction was accounted for as a business combination. CGM acted as an advisor to the LLC in the acquisition and continued to provide integration services during the first year of the LLC's ownership of Lugano. CGM received integration service fees of $2.3 million which were payable quarterly over a twelve month period as services were rendered beginning December 31, 2021. The LLC incurred $1.8 million of transaction costs in conjunction with the Lugano acquisition, which was included in selling, general and administrative expense in the consolidated statements of operations during the third quarter of 2021. The LLC funded the acquisition with cash on hand and a $120 million draw on its 2021 Revolving Credit Facility.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The allocation of the purchase price presented above is based on management's estimate of the fair values using valuation techniques including the income, cost and market approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets and current and other liabilities are valued at historical carrying values which approximate fair value. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment is valued through a purchase price appraisal and will be depreciated on a straight-line basis over the respective remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $86.3 million reflects the strategic fit of Lugano in the Company's branded consumer business and is not expected to be deductible for income tax purposes.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma information
The following unaudited pro forma data for the years ended December 31, 2022 and 2021 gives effect to the acquisitions of PrimaLoft and Lugano as described above, as if these transactions had been completed as of January 1, 2021. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Years ended
(in thousands, except per share data)	December 31, 2022	December 31, 2021
Net sales	$2,064,315	$1,860,442
Gross profit	$816,840	$736,712
Operating income	$140,643	$136,011
Net income from continuing operations	$51	$40,173
Net income (loss) from continuing operations attributable to Holdings	$(10,755)	$28,147
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(0.76)	$(0.59)
Other acquisitions
Velocity
King's Camo - On July 8, 2022, Velocity acquired the assets of King's Camo LC, a manufacturer of outdoor performance apparel and gear, for a purchase price of approximately $25.2 million and included a potential earnout of $3.0 million. The final earnout amount was $1.3 million and was paid in the second quarter of 2023.The acquisition and related transaction costs were funded through an additional term loan of $25.7 million under the Velocity intercompany credit agreement. Velocity paid approximately $0.2 million in transaction fees. Velocity recorded a purchase price allocation, including goodwill of approximately $9.7 million, which is expected to be deductible for income tax purposes, and intangible assets of $7.1 million. The remainder of the purchase consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2022.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consideration was allocated to net assets acquired. The purchase price allocation was finalized in the fourth quarter of 2021.
Note D — Discontinued Operations
Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Marucci, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. On November 14, 2023, the parties completed the Merger pursuant to the Agreement. The sale price of Wheelhouse was based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. After the allocation of the sales price to Wheelhouse non-controlling equityholders and the payment of transaction expenses, CODI received approximately $484.0 million of total proceeds at closing of which $87.3 million related to the repayment of intercompany loans with the Company. We recorded a pre-tax gain on sale of Marucci of $241.4 million in the year ended December 31, 2023. The proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Credit Facility and, subsequent to year-end, to fund an acquisition by Company. Refer to Note S - Subsequent Event for a description of the acquisition.
Summarized results of operations of Marucci for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2023 through disposition	Year ended December 31, 2022	Year ended December 31, 2021
Net sales	$167,898	$165,411	$118,166
Gross profit	94,891	83,628	64,377
Operating income	17,073	21,113	16,419
Income from operations before income taxes (1)	17,040	22,974	16,533
Provision (benefit) for income taxes	(2,467)	4,320	3,070
Income from discontinued operations (1)	$19,507	$18,654	$13,463
(1) The results of operations for the periods from January 1, 2023 through disposition and the years ended December 31, 2022 and 2021, each exclude $8.9 million, $7.0 million and $3.1 million, respectively, of intercompany interest expense.
The following table presents summary balance sheet information of Marucci that is presented as discontinued operations as of December 31, 2022 (in thousands):

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
Assets
Cash and cash equivalents	$1,281
Accounts receivable, net	33,674
Inventories, net	47,538
Prepaid expenses and other current assets	1,500
Current assets of discontinued operations	$83,993
Property, plant and equipment, net	14,023
Goodwill	75,719
Intangible assets, net	112,439
Other non-current assets	4,021
Non-current assets of discontinued operations	$206,202

Liabilities
Accounts payable	$7,462
Accrued expenses	8,790
Deferred revenue	3,112
Other current liabilities	1,259
Current liabilities of discontinued operations	$20,623
Deferred income taxes	3,016
Other non-current liabilities	2,267
Non-current liabilities of discontinued operations	$5,283
Noncontrolling interest of discontinued operations	$20,045
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc., a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing, of which $66.9 million related to the repayment of intercompany loans with the Company. We recorded a pre-tax gain on sale of $106.9 million on the sale of Advanced Circuits in the year ended December 31, 2023.
Summarized results of operations of ACI for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2023 through disposition	Year ended December 31, 2022	Year ended December 31, 2021
Net sales	$8,829	$89,503	$90,487
Gross profit	3,663	41,064	41,049
Operating income	1,058	23,617	25,232
Income (loss) from operations before income taxes (1)	(2,464)	23,349	24,933
Provision (benefit) for income taxes	(1,073)	3,616	3,419
Income (loss) from discontinued operations (1)	$(1,391)	$19,733	$21,514

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The results of operations for the periods from January 1, 2023 through disposition and the years ended December 31, 2022 and 2021, each exclude $1.4 million, $6.7 million and $7.2 million, respectively, of intercompany interest expense.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on sale of discontinued operations - income tax
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes. Prior to the Effective Date, the Trust was treated as a partnership for U.S. federal income tax purposes and the Trust’s items of income, gain, loss and deduction flowed through from the Trust to the shareholders, and the Trust shareholders were subject to income taxes on their allocable share of the Trust’s income and gains. After the Effective Date, the Trust is taxed as a corporation and is subject to U.S. federal corporate income tax at the Trust level. The election to be treated as a corporation for U.S federal income tax purposes, resulted in an approximate $328 million gain to the Trust for U.S. federal income tax purposes. This taxable capital gain should result in a basis step-up for the Trust after the Election. This basis step-up should provide a tax benefit to the Trust, as it should increase the Trust’s basis in its subsidiaries as of September 1, 2021, which in turn should reduce future gains, if and when the Trust divests such subsidiaries. The Trust has filed for a Private Letter Ruling ("PLR"), with the Internal Revenue Service ("IRS") regarding the basis step-up and intends to reflect the basis step up on future tax returns unless the IRS disagrees with the Company's proposed treatment. Until the IRS issues a ruling on the PLR, the Company has concluded that a full reserve should be recorded for the stepped-up basis benefit and as a result, recorded an unrecognized tax benefit of $27.9 million that reduced the gain on sale of Advanced Circuits and Marucci. The gain recorded related to the sale of Advanced Circuits and Marucci in the year ending December 31, 2023 is subject to income tax expense. Prior to the sale of Marucci in the fourth quarter of 2023, the Trust had sufficient net operating losses to offset the gain on sale of Advanced Circuits and did not record income tax expense. The sale of Marucci and the resulting gain that was recorded, combined with the gain on Advanced Circuits, utilized all of the Trust's net operating losses and resulted in taxable income in the fourth quarter of 2023. The Trust recorded income tax expense of $37.4 million that reduced the gain on sale of discontinued operations. The pre-tax gain on sale of Advanced Circuits and Marucci totaled $348.4 million, and was reduced by the $37.4 million in income tax expense and the $27.9 million in unrecognized tax benefits, resulting in the $283.0 million recorded as gain on sale of discontinued operations in the statement of operations in the year ending December 31, 2023.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of Liberty for the previous years through the date of disposition are as follows (in thousands):

For the period January 1, 2021 through disposition
Net sales	$75,753
Gross profit	20,129
Operating income	9,175
Income from continuing operations before income taxes (1)	9,174
Provision for income taxes	1,509
Income from discontinued operations (1)	$7,665

(1) The results of operations for the period from January 1, 2021 through disposition, excludes $1.7 million of intercompany interest expense.
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
Certain sale transactions at our Lugano operating segment also include a non-monetary exchange of inventory with customers whereby the consideration received for the sale transaction has a non-cash component. The transaction price for a sale to a customer includes all cash and non-cash consideration. The non-cash consideration represents the non-monetary exchange of inventory and is measured at the fair-value of the exchanged item.
Shipping and handling costs - The Company accounts for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost. Therefore, both revenue and costs of shipping and handling are recorded at the same time. As a result, any consideration (including freight and landing costs) related to these activities are included as a component of the overall transaction consideration and allocated to the performance obligations of the contract. Costs associated with shipment of products to a customer are accounted for as a fulfillment cost and are typically included in selling, general and administrative expense. Shipping and handling fees billed directly to customers are included in sales.
Warranty - For product sales, the Company provides standard assurance-type warranties as the Company only warrants its products against defects in materials and workmanship (i.e., manufacturing flaws). Although the

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition - The Company disaggregates revenue by strategic business unit and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation in the tables below reflects where revenue is earned based on the shipping address of our customers unless otherwise noted. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents the Company’s reportable segments and offers different products and services.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year ended December 31, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$423,750	$26,718	$34,018	$17,313	$31,290	$533,089
BOA (1)	41,036	22	56,073	58,139	555	155,825
Ergo	35,083	71	27,351	24,012	7,342	93,859
Lugano	304,761	—	3,102	73	385	308,321
PrimaLoft (2)	774	101	3,500	62,049	629	67,053
Velocity	156,853	1,141	4,393	617	9,186	172,190
Altor	204,598	33,432	—	—	—	238,030
Arnold	115,625	413	39,173	6,388	5,080	166,679
Sterno	312,239	1	3,354	10	8,226	323,830
	$1,594,719	$61,899	$170,964	$168,601	$62,693	$2,058,876

	Year ended December 31, 2022
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$384,911	$19,110	$34,389	$16,677	$31,126	$486,213
BOA (1)	61,719	12	66,273	79,848	836	208,688
Ergo	32,207	76	28,210	22,903	5,039	88,435
Lugano	192,026	—	9,014	439	28	201,507
PrimaLoft (2)	1,583	56	1,881	20,623	601	24,744
Velocity	208,215	1,303	7,557	1,301	13,862	232,238
Altor	233,158	28,180	—	—	—	261,338
Arnold	105,899	456	38,602	6,490	2,368	153,815
Sterno	340,510	15	2,746	86	8,795	352,152
	$1,560,228	$49,208	$188,672	$148,367	$62,655	$2,009,130

	Year ended December 31, 2021
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$363,017	$15,365	$27,393	$15,715	23,473	$444,963
BOA (1)	52,804	37	57,570	53,735	1,004	$165,150
Ergo	33,319	54	31,411	24,891	3,956	$93,631
Lugano	53,662	—	—	385	—	$54,047
Velocity	243,347	1,074	8,546	1,328	16,131	$270,426
Altor	154,882	25,335	—	—	—	$180,217
Arnold	96,944	471	33,828	6,086	2,612	$139,941
Sterno	361,586	11	1,071	281	12,178	$375,127
	$1,359,561	$42,347	$159,819	$102,421	$59,354	$1,723,502
(1) For BOA, revenue reflects the location of BOA's Brand Partners.
(2) For PrimaLoft, revenue reflects the location of our manufacturing partners.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F — Operating Segment Data
At December 31, 2023, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
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
•Velocity Outdoor is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns.
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Altor is headquartered in Scottsdale, Arizona and operates 15 molding and fabricating facilities across North America.

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
•Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno also manufactures creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports. Sterno is headquartered in Plano, Texas.
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
Summary of Operating Segments

Net Revenues	Year ended December 31,
(in thousands)	2023	2022	2021
5.11	$533,089	$486,213	$444,963
BOA	155,825	208,688	165,150
Ergobaby	93,859	88,435	93,631
Lugano	308,321	201,507	54,047
PrimaLoft	67,053	24,744	—
Velocity Outdoor	172,190	232,238	270,426
Altor Solutions	238,030	261,338	180,217
Arnold	166,679	153,815	139,941
Sterno	323,830	352,152	375,127
Total segment revenue	2,058,876	2,009,130	1,723,502
Corporate	—	—	—
Total consolidated revenues	$2,058,876	$2,009,130	$1,723,502

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit (Loss)	Year ended December 31,
(in thousands)	2023	2022	2021
5.11	$46,699	$43,531	$39,374
BOA	27,291	57,810	33,976
Ergobaby (1)	4,820	(16,814)	9,087
Lugano	100,306	53,015	9,923
PrimaLoft (1)	(57,057)	(13,832)	—
Velocity Outdoor (1)	(32,828)	18,961	39,725
Altor Solutions	34,566	24,591	17,962
Arnold	21,587	16,700	11,988
Sterno	24,852	19,801	19,877
Total segment operating income	170,236	203,763	181,912
Corporate (2)	(80,167)	(72,925)	(58,828)
Total consolidated operating income	90,069	130,838	123,084
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(105,179)	(83,492)	(58,834)
Amortization of debt issuance costs	(4,038)	(3,740)	(2,979)
Loss on debt extinguishment	—	(534)	(33,305)
Other income (expense), net	1,743	(2,321)	(1,303)
Total consolidated income (loss) from continuing operations before income taxes	$(17,405)	$40,751	$26,663
(1)    Segment loss for the PrimaLoft and Velocity operating segments for the year ended December 31, 2023 includes goodwill impairment expense of $57.8 million and $31.6 million, respectively. Segment loss for the Ergobaby operating segment for the year ended December 31, 2022 includes goodwill impairment expense of $20.6 million.
(2)    Corporate operating loss is comprised of management fees to CGM and corporate overhead expenses.

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2023	2022	2021

5.11	$25,714	$22,742	$22,048
BOA	22,659	21,751	19,999
Ergobaby	8,011	8,007	8,405
Lugano	7,413	5,648	1,881
PrimaLoft	21,155	9,664	—
Velocity Outdoor	13,100	13,030	12,451
Altor Solutions	16,495	16,157	12,700
Arnold	8,279	7,878	8,728
Sterno	19,541	19,842	22,918
Total	142,367	124,719	109,130
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and debt premiums	4,038	3,740	2,896
Consolidated total	$146,405	$128,459	$112,026

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2023	2022	2023 (1)	2022 (1)
5.11	$50,452	$53,589	$398,050	$450,537
BOA	1,368	1,630	243,243	240,359
Ergobaby	12,018	11,213	73,660	84,657
Lugano	124,776	85,911	510,484	327,795
PrimaLoft	1,381	2,486	288,212	310,914
Velocity	24,458	33,159	207,609	224,356
Altor Solutions	35,232	42,368	186,683	198,943
Arnold	25,977	23,666	110,883	105,196
Sterno	51,740	54,400	174,166	210,780
Sales allowance accounts	(9,161)	(10,700)	—	—
Total	318,241	297,722	2,192,990	2,153,537
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets (2)	—	—	404,322	19,197
Assets of discontinued operations	—	—	—	388,168
Total	$318,241	$297,722	$2,597,312	$2,560,902
(1)    Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Intangible Assets" for a schedule of goodwill by segment.
(2)     Corporate assets at December 31, 2023 consists primarily of cash related to the proceeds received from the sale of Marucci in November 2023.
Geographic Information
Net Revenues
Revenues are attributable to countries based on the location of customers. Revenue attributable to any individual foreign country was not material in 2023, 2022 or 2021.

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2023	2022(1)
United States	$2,505,586	$2,089,784
Europe	58,688	49,062
Other international	33,038	33,888
Total identifiable assets	$2,597,312	$2,172,734
(1)    Does not include assets of discontinued operations for the year ended December 31, 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2023	2022
Raw materials and supplies	$97,209	$101,812
Work-in-process	25,516	29,979
Finished goods	646,406	576,914
	769,131	708,705
Less: obsolescence reserve	(28,744)	(28,160)
Total	$740,387	$680,545

Property, plant and equipment	December 31,
(in thousands)	2023	2022
Machinery and equipment	$238,168	$218,959
Office furniture, computers and software	67,652	59,860
Leasehold improvements	95,530	70,330
Buildings and land	12,816	12,629
Construction in process	15,197	17,654
	429,363	379,432
Less: accumulated depreciation	(236,801)	(194,931)
Total	$192,562	$184,501
Depreciation expense was approximately $46.5 million, $40.0 million and $35.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Balance at January 1, 2023	Acquisitions/Measurement Period Adjustments (1)	Goodwill Impairment	Balance at December 31, 2023
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Ergobaby	40,896	625	—	41,521
Lugano	86,337	—	—	86,337
PrimaLoft	291,150	(804)	(57,810)	232,536
Velocity Outdoor	39,773	—	(31,590)	8,183
Altor Solutions	91,129	—	—	91,129
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$991,007	$(179)	$(89,400)	$901,428
(1)    Acquisition of businesses during the year ended December 31, 2023 includes an add-on acquisition at Ergobaby.

	Balance at January 1, 2022	Acquisitions/Measurement Period Adjustments (1)	Goodwill Impairment	Balance at December 31, 2022
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Ergobaby	61,448	—	(20,552)	40,896
Lugano	83,458	2,879	—	86,337
PrimaLoft	—	291,150	—	291,150
Velocity Outdoor	30,079	9,694	—	39,773
Altor Solutions	90,843	286	—	91,129
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$707,550	$304,009	$(20,552)	$991,007
(1)    Acquisition of businesses during the year ended December 31, 2022 includes the acquisition of PrimaLoft by the Company, and an add-on acquisition at Velocity.
Approximately $117.8 million of goodwill is deductible for income tax purposes at December 31, 2023.
Interim Impairment Testing
2023 Interim Impairment Testing
PrimaLoft - The Company performed an interim impairment test of goodwill at PrimaLoft as of December 31, 2023. As a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation performed when PrimaLoft was acquired as well as the failure of certain financial covenants in the intercompany credit agreement as of December 31, 2023, the Company determined that a triggering event had occurred. The Company performed the quantitative impairment test using both an income approach and a market approach. The prospective information used in the income approach considers macroeconomic data, industry and reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the PrimaLoft reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 11.3% The results of the quantitative impairment testing indicated that the fair value of the PrimaLoft reporting

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unit did not exceed its carrying value, resulting in goodwill impairment expense of $57.8 million in the year ended December 31, 2023.
Velocity Outdoor - The Company performed interim quantitative impairment testing of goodwill at Velocity at August 31, 2023. As a result of operating results that were below the forecast that we used in the quantitative impairment test of Velocity Outdoor at March 31, 2023, the Company determined that a triggering event had occurred at Velocity in the third quarter of 2023 and performed an interim impairment test as of August 31, 2023. The Company used an income approach for the impairment test, whereby we estimate the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 17% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed its carrying value. The Company recorded goodwill impairment of $31.6 million during the year ended December 31, 2023.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment testing, the results of the qualitative analysis indicated that it is more likely than not that the fair value exceeded the carrying value of these reporting units.
The following is a summary of the net carrying amount of goodwill at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Goodwill - gross carrying amount	$1,069,125	$1,069,304
Accumulated impairment losses (1)	(167,697)	(78,297)
Goodwill - net carrying amount	$901,428	$991,007
(1) Includes goodwill impairment expense of $20.6 million recorded at Ergobaby, $64.5 million at Velocity $24.9 million at Arnold and $57.8 million at PrimaLoft. In the year ended December 31, 2023, the Company recorded $31.6 million of goodwill impairment expense at Velocity and $57.8 million of goodwill impairment expense at PrimaLoft. In the year ended December 31, 2022, the Company recorded $20.6 million in goodwill impairment expense at Ergobaby.
Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$772,423	$(294,628)	$477,795	$770,982	$(237,500)	$533,482	14
Technology and patents	202,898	(66,035)	136,863	200,820	(51,169)	149,651	12
Trade names, subject to amortization	375,507	(124,648)	250,859	374,888	(101,577)	273,311	17
Non-compete agreements	4,638	(4,082)	556	4,638	(3,825)	813	5
Other contractual intangible assets	1,960	(1,593)	367	1,960	(1,185)	775	4
	1,357,426	(490,986)	866,440	1,353,288	(395,256)	958,032
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,414,891	$(490,986)	$923,905	$1,410,753	$(395,256)	$1,015,497
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
The Company’s amortization expense of intangible assets for the years ended December 31, 2023, 2022 and 2021 totaled $95.8 million, $84.7 million and $73.7 million, respectively.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2024	$94,326
2025	$89,124
2026	$82,825
2027	$72,091
2028	$69,958

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the Company’s outstanding long-term debt and effective interest rates at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.50%	385,000	5.20%	395,000
2022 Revolving Credit Facility		—	5.98%	155,000
Unamortized premiums and debt issuance costs		(13,121)		(15,532)
Total debt		$1,671,879		$1,834,468
Less: Current portion, term loan facilities		(10,000)		(10,000)
Long-term debt		$1,661,879		$1,824,468
Annual maturities of the Company's debt obligations are as follows (in thousands):

2024	$10,000
2025	15,000
2026	25,000
2027	335,000
2028	—
2029 and thereafter	1,300,000
$1,685,000
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes debt issuance costs at December 31, 2023 and December 31, 2022, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2023	2022
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(13,779)	(9,760)
Deferred debt issuance costs, net	$18,747	$22,766

Balance sheet classification:
Other noncurrent assets	$5,626	$7,234
Long-term debt	13,121	15,532
	$18,747	$22,766
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2022 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2023 included as part of the affirmative covenants in the 2022 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	3.17:1:00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	0.00:1:00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	3.11:1:00
The Company exercised an option under our 2022 Credit Facility to increase our Consolidated Total Leverage Ratio to 5.75:1.00 as of December 31, 2022. This ratio declined to 5.50:1.00 on June 30, 2023, and to 5.00:1.00 on December 31, 2023.
A breach of any of these covenants will be an event of default under the 2022 Credit Facility. Upon the occurrence of an event of default under the 2022 Credit Facility, the 2022 Revolving Credit Facility may be terminated, and all outstanding loans and other obligations under the 2022 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2022 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2023, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
Letters of credit
The 2022 Credit Facility allows for letters of credit in an aggregate face amount of up to $100 million. Letters of credit outstanding at both December 31, 2023 and December 31, 2022 totaled $2.2 million.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense
The following details the components of interest expense in each of the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in thousands)	2023	2022	2021

Interest on credit facilities	$37,269	$13,842	$2,669
Interest on Senior Notes	67,500	67,500	54,441
Unused fee on Revolving Credit Facility	1,998	1,913	1,598
Amortization of debt premium	—	—	(83)
Other interest expense	363	286	222
Interest income	(1,951)	(49)	(13)
Interest expense, net	$105,179	$83,492	$58,834
Note J – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2023 and 2022:

	December 31,
(in thousands)	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$10,649	$12,311
Service cost	369	432
Interest cost	257	42
Actuarial (gain)/loss	1,090	(1,792)
Plan amendment	(67)	(73)
Employee contributions and transfer	444	349
Benefits paid	1,037	74
Settlement	(1,139)	(518)
Foreign currency translation	1,207	(176)
Benefit obligation	$13,847	$10,649
Change in plan assets:
Fair value of assets, beginning of period	$9,521	$9,449
Actual return on plan assets	90	(122)
Company contribution	465	371
Employee contributions and transfer	444	349
Benefits paid	1,037	74
Settlement	(1,139)	(518)
Foreign currency translation	1,008	(82)
Fair value of assets	11,426	9,521
Funded status	$(2,421)	$(1,128)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unfunded liability of $2.4 million and $1.1 million at December 31, 2023 and 2022, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021

Service cost	$369	$432	$422
Interest cost	257	42	38
Expected return on plan assets	(184)	(73)	(73)
Amortization of unrecognized gain (loss)	(37)	(27)	(12)
Effect of settlement	(1)	(40)	—
Effect of curtailment	—	—	111
Net periodic benefit cost	$404	$334	$486
Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2023 and 2022:

	December 31,
	2023	2022

Discount rate	1.85%	2.25%
Expected return on plan assets	1.85%	2.25%
Rate of compensation increase	4.00%	4.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.6 million to the defined benefit plan in 2024.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2024	$595
2025	624
2026	782
2027	1,088
2028	812
Thereafter	4,262
$8,163
Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and providing adequate liquidity to meet immediate and future benefit payment requirements.
The assets of the plan are reinsured in their entirety with Swiss Life Ltd. (“Swiss Life”) within the framework of the corresponding contracts with Swiss Life Collective BVG Foundation and Swiss Life Complementary Foundation. The assets are guaranteed by the insurance company and pooled with the assets of other participating employers. The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2023:

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed income bonds and securities	60%
Real estate	24%
Equities and investment funds	14%
Certificates of deposit and cash and cash equivalents	1%
Other investments	1%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2023 and 2022 were considered Level 3.
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
Share Repurchase Program
In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares. The Company repurchased 482,400 shares for approximately $9.2 million during the year ended December 31, 2023. The share repurchase program expired on December 31, 2023.
Private Placement
On December 15, 2023, the Company completed the sale of 3,550,000 common shares in a private placement to
Allspring Special Small Cap Value Fund for consideration per share equal to $21.18 per share, or an aggregate sale price of approximately $75.2 million. In connection with the issuance of the shares, we paid a commission equal to 1% of the aggregate sales price, or approximately $0.8 million. The sale of the common shares was made pursuant to a subscription agreement pursuant to which the buyer agreed not to dispose of the common shares for a period of six months following the date of the private placement.
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
During the year ended December 31, 2023, there were no sales of Trust common shares under the Sales Agreement as the at-the-market program is not active when the share repurchase program is active.
During the year ended December 31, 2022, the Company sold 3,464,844 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $84.0 million from these sales, and incurred approximately $1.5 million in commissions payable to the Sales Agents.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred $0.2 million total expenses related to the ATM program during both the years ended December 31, 2023 and 2022, respectively.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at December 31, 2023, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 at a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the then applicable three-month LIBOR (or a successor rate) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At December 31, 2023, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Company’s board of directors.
The following is a summary of the profit allocation payments made to the Holders of the Allocation Interest during the years ended December 31, 2023 and 2021. There were no profit allocation payments during the year ended December 31, 2022.
Year ended December 31, 2023
•The sale of Advanced Circuits in February 2023 represented a Sale Event and the Company's board of director's approved a distribution of $24.4 million paid to the Holders of the Allocation Interests in the second quarter of 2023 (refer to Note D - "Discontinued Operations").
•The Company's board of directors approved a distribution of $2.1 million paid to the Holders of the Allocation Interests related to various sale proceeds received related to previous Sale Events. These distributions were in the second quarter of 2023.
Year ended December 31, 2021
•The fifteen-year anniversary of the acquisition of ACI occurred in May 2021 which represented a Holding Event. The Company declared and paid a distribution to the Holders of the Allocation Interests of $12.1 million in the third quarter of 2021.
•During the fourth quarter of 2021, the Company declared and paid a distribution to the paid to the Holders of the Allocation Interests of $16.8 million related to the sale of Liberty (refer to Note D - "Discontinued Operations").
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income from continuing operations attributable to Holdings to net income (loss) from continuing operations attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2023	2022	2021

Net income from continuing operations attributable to Holdings	$(54,681)	$(6,709)	$4,458
Less: Distributions paid - Allocation Interests	26,475	—	34,058
Less: Distributions paid - Preferred Shares	24,181	24,181	24,181
Less: Accrued distributions - Preferred Shares	2,869	2,869	2,869
Net loss from continuing operations attributable to common shares of Holdings	$(108,206)	$(33,759)	$(56,650)
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2023, 2022 and 2021 is calculated as follows:

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net loss from continuing operations attributable to common shares of Holdings	$(108,206)	$(33,759)	$(56,650)
Less: Effect of contribution based profit—Holding Event	15,424	13,032	5,348
Loss from continuing operations attributable to common shares	$(123,630)	$(46,791)	$(61,998)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from discontinued operations attributable to Holdings	$300,967	$43,096	$110,094
Less: Effect of contribution based profit	—	3,105	13
Income from discontinued operations of Holdings attributable to common shares	$300,967	$39,991	$110,081

Basic and diluted weighted average common shares of Holdings outstanding	72,105	70,715	65,362

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(1.71)	$(0.66)	$(0.95)
Discontinued operations	4.17	0.56	1.68
	$2.46	$(0.10)	$0.73
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2023 - December 31, 2023 (1)	$0.25	$18,818	January 18, 2024	January 25, 2024
July 1, 2023 - September 30, 2023	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023
October 1, 2022 - December 31, 2022	$0.25	$18,051	January 19, 2023	January 26, 2023
July 1, 2022 - September 30, 2022	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022
October 1, 2021 - December 31, 2021	$0.25	$17,352	January 13, 2022	January 20, 2022
July 1, 2021 - September 30, 2021	$0.36	$23,742	October 15, 2021	October 22, 2021
August 3, 2021 (2)	$0.88	$57,112	August 31, 2021	September 7, 2021
April 1, 2021 - June 30, 2021	$0.36	$23,364	July 15, 2021	July 22, 2021
January 1, 2021 - March 31, 2021	$0.36	$23,364	April 15, 2021	April 22, 2021

Series A Preferred Shares:
October 30, 2023 - January 29, 2024 (1)	$0.453125	$1,813	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.453125	$1,813	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.453125	$1,813	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.453125	$1,813	July 15, 2021	July 30, 2021

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2021 - April 29, 2021	$0.453125	$1,813	April 15, 2021	April 30, 2021

Series B Preferred Shares:
October 30, 2023 - January 29, 2024 (1)	$0.4921875	$1,969	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$1,969	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$1,969	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$1,969	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$1,969	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$1,969	April 15, 2021	April 30, 2021

Series C Preferred Shares:
October 30, 2023 - January 29, 2024 (1)	$0.4921875	$2,264	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$2,264	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
October 30, 2021 - January 29, 2022	$0.4921875	$2,264	January 15, 2022	January 30, 2022
July 30, 2021 - October 29, 2021	$0.4921875	$2,264	October 15, 2021	October 30, 2021
April 30, 2021 - July 29, 2021	$0.4921875	$2,264	July 15, 2021	July 30, 2021
January 30, 2021 - April 29, 2021	$0.4921875	$2,264	April 15, 2021	April 30, 2021
(1) This distribution was     declared on January 4, 2024.
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
Note L — Income Taxes
Components of the Company's income (loss) before taxes are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021

Domestic (including U.S. exports)	$(54,649)	$3,966	$11,266
Foreign subsidiaries	37,244	36,785	15,397
	$(17,405)	$40,751	$26,663

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the Company’s income tax provision are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021

Current taxes
Federal	$25,727	$22,189	$17,760
State	5,458	5,526	3,835
Foreign	11,853	11,889	5,234
Total current taxes	43,038	39,604	26,829
Deferred taxes:
Federal	(20,974)	(3,079)	(11,277)
State	(798)	2,834	(1,823)
Foreign	65	(2,266)	1,538
Total deferred taxes	(21,707)	(2,511)	(11,562)
Total tax provision	$21,331	$37,093	$15,267
The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are as follows:

	December 31,
(in thousands)	2023	2022

Deferred tax assets:
Tax credits	$8,552	$9,958
Accounts receivable and allowances	1,181	1,658
Net operating loss carryforwards	10,574	27,095
Accrued expenses	6,685	7,722
Interest expense limitation carryforwards	19,386	7,419
Lease liabilities	46,226	39,026
Inventory	9,226	9,406
Stock based compensation	5,976	6,048
Capitalized research & development expenses	5,695	3,232
Other	4,039	3,763
Total deferred tax assets	$117,540	$115,327
Valuation allowance (1)	(10,510)	(21,104)
Net deferred tax assets	$107,030	$94,223
Deferred tax liabilities:
Intangible assets	$(162,771)	$(178,224)
Property and equipment	(23,273)	(23,551)
Repatriation of foreign earnings	(38)	(38)
Prepaid and other expenses	(842)	(863)
Right of use assets	(40,237)	(34,174)
Total deferred tax liabilities	$(227,161)	$(236,850)
Total net deferred tax liability	$(120,131)	$(142,627)

(1)Primarily relates to the Trust and 5.11, Arnold, Ergo and Velocity operating segments.
For the years ending December 31, 2023 and 2022, the Company recognized approximately $227.2 million and $236.9 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
At December 31, 2023 and 2022, the Company had U.S. Federal net operating loss carryforwards of approximately $19.2 million and $101.5 million, respectively. Approximately $19.2 million of the these carryforwards will expire, if not utilized, beginning in 2036. The remaining balance of the Company's U.S. Federal net operating loss carryforwards do not expire and are subject to utilization limitations based on a percentage of taxable income in a given year. As of December 31, 2023 and 2022, the Company had net operating loss carryforwards for state income tax purposes of $62.4 million and $92.9 million, respectively. The Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2023. As of December 31, 2023 and 2022, the Company had foreign net operating loss carryforwards of $13.0 million and $6.8 million, respectively. The foreign net operating loss carryforwards will expire, if not utilized, beginning in 2023.
As of December 31, 2023 and 2022, the Company had federal research and development tax credit carryforwards of $1.7 million and $1.5 million, respectively. The research and development tax credit carryforwards will expire beginning in 2036 if not utilized. As of December 31, 2023 and 2022, the Company had foreign tax credit carryforwards of $6.4 million and $6.4 million, respectively. The foreign tax credit carryforwards will expire beginning in 2031 if not utilized. As of December 31, 2023 and 2022, the Company had state tax credit carryforwards, consisting mostly of California business tax credits of $1.2 million and $3.4 million, respectively. The California business tax credit carryforwards will expire, if not utilized, beginning in 2024.
A valuation allowance relating to the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $10.5 million was provided at December 31, 2023 and a valuation allowance related to the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $21.1 million was provided at December 31, 2022. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2023, 2022 and 2021 are as follows:

	Year ended December 31,
	2023	2022	2021
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	(17.8)	8.5	6.5
Foreign income taxes	(25.9)	5.8	13.3
Expenses of Compass Group Diversified Holdings LLC representing a pass through to shareholders (1)	—	—	56.6
Impact of subsidiary employee stock options	20.4	1.4	(0.4)
Non-deductible acquisition costs	0.2	1.3	1.0
Impairment expense	(90.1)	2.2	—
Non-recognition of various carryforwards at subsidiaries	2.0	35.9	(3.7)
United States tax on foreign income	(8.3)	1.1	(3.9)
Dividend (net of dividend received deduction)	(51.0)	7.7	—
Utilization of tax credits	29.7	(19.0)	(8.4)
Effect of classification of assets held for sale	—	21.1	(27.3)
Other	(2.8)	4.0	2.8
Effective income tax rate	(122.6)%	91.0%	57.5%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)The effective income tax rate for the year 2021 includes a loss at the Company’s parent, which was taxed as a partnership through August 31, 2021. Beginning September 1, 2021, the Company's parent is taxed as a corporation.

A reconciliation of the amount of unrecognized tax benefits for 2023, 2022 and 2021 are as follows (in thousands):

Balance at January 1, 2021	$1,334
Additions for current years’ tax positions	31
Additions for prior years’ tax positions	15
Reductions for prior years’ tax positions	(63)
Reductions for expiration of statute of limitations	$(63)
Balance at December 31, 2021	$1,254
Additions for current years’ tax positions	91
Additions for prior years’ tax positions	15
Reductions for prior years' tax positions	(71)
Reductions for expiration of statute of limitations	(73)
Balance at December 31, 2022	$1,216
Additions for current years’ tax positions	28,325
Additions for prior years’ tax positions	33
Reductions for prior years' tax positions	(184)
Reductions for expiration of statute of limitations	(68)
Balance at December 31, 2023	$29,322
The unrecognized tax benefits are recorded in the consolidated balance sheet in other noncurrent liabilities. Included in the unrecognized tax benefits at December 31, 2023 and 2022 is $1.3 million and $1.2 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. Also included in the unrecognized tax benefits at December 31, 2023 is $27.9 million of unrecognized tax benefits that, if recognized, would not affect the Company's effective tax rate but would result in an adjustment to discontinued operations in future periods. The $27.9 million in unrecognized tax benefits is recorded as a reduction to the gain on sale related to the sale of our ACI and Marucci subsidiaries in the year ended December 31, 2023. If recognized, the tax benefit would result in additional gain on sale in discontinued operations.
The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2023, 2022 and 2021 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2018 through 2023 tax years generally remain subject to examinations by the taxing authorities.
Note M — Fair Value Measurement
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022. There were no assets or liabilities measured on a recurring basis as of December 31, 2023.

	Fair Value Measurements at December 31, 2022
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Put option of noncontrolling shareholders (1)	$(142)	$—	$—	$(142)
Contingent consideration - acquisition (2)	$(1,300)	$—	$—	$(1,300)
Total recorded at fair value	$(1,442)	$—	$—	$(1,442)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Represents a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition. The put option was terminated during the period ended March 31, 2023.
(2)Represented a potential earn-out payable as additional purchase price consideration by Velocity in connection with the acquisition of King's Camo. The payment of the earn-out occurred during the second quarter of 2023.
A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements is as follows:

	Year ended December 31,
(in thousands)	2023	2022

Balance at January 1st	$(1,442)	$(1,501)
Termination of put option of noncontrolling shareholder- 5.11	142	—
Contingent consideration - King's Camo	—	(1,600)
Adjustment to contingent consideration - King's Camo	25	300
Payment of contingent consideration - Polyfoam	—	1,350
Payment of contingent consideration - Kings's Camo	1,275	—
Increase in the fair value of put option of noncontrolling shareholder - 5.11	—	9
Balance at December 31st	$—	$(1,442)
Valuation Techniques
Options of noncontrolling shareholders
The put option of noncontrolling shareholders was determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put option of the noncontrolling shareholders as Level 3. The primary inputs associated with this valuation were earnings before interest, taxes amortization and depreciation times a multiple established in the shareholder put option agreement, which was used to determine a per share equity value for the shares that could be put back to the Company. The put option was terminated during the period ended March 31, 2023.
Contingent Consideration
For certain acquisition of businesses that the Company or its subsidiaries make, a portion of the acquisition price will be contingent consideration. The following is a summary of the contingent consideration arrangements entered into by the Company's subsidiaries in the prior three years and the valuation methodologies:
•Velocity entered into a contingent consideration arrangement in connection with their purchase of King's Camo in July 2022. The purchase price of King's Camo included a potential earn-out of $3.0 million if King's Camo achieved certain financial metrics. The contingent consideration was valued at $1.6 million using probability weighted models. The earnout was reduced to $1.3 million at December 31, 2022 based on the expected payout amount. The payment of the earn-out occurred in April 2023.
•Altor Solutions entered into a contingent consideration arrangement in connection with their purchase of Polyfoam in July 2020. The purchase price of Polyfoam included a potential earn-out of $1.4 million if Polyfoam achieved certain financial metrics. The payment of the earn-out occurred on March 31, 2022.
Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2023
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$261,000
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$927,500

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Term Loan
At December 31, 2022, the carrying value of the principal under the Company's outstanding 2022 Term Loan, including the current portion, was $385 million, which approximates fair value because it bears interest at a variable interest rate that reflects changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2022 Term Loan is classified as Level 2 in the fair value hierarchy.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2023 and December 31, 2022. Refer to "Note H – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2021.

					Expense
	Fair Value Measurements at December 31, 2023				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
Goodwill - Velocity	$8,183	—	—	$8,183	$31,590
Goodwill - PrimaLoft	$232,536	—	—	$232,536	$57,810

					Expense
	Fair Value Measurements at December 31, 2022				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2022
Goodwill - Ergo	$40,896	—	—	$40,896	$20,552
Note N — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2023, 2022 and 2021 and related noncontrolling interest balances as of December 31, 2023 and 2022:

	% Ownership (1) December 31, 2023		% Ownership (1) December 31, 2022		% Ownership (1) December 31, 2021
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.2	88.9	97.7	88.3	97.6	88.4
BOA	91.8	83.2	91.8	83.5	91.8	83.8
Ergobaby	81.6	72.8	81.6	72.8	81.7	72.7
Lugano	59.9	55.5	59.9	55.2	59.9	58.1
PrimaLoft	90.7	83.1	90.7	83.7	N/a	N/a
Velocity	99.4	87.7	99.4	87.7	99.3	87.6
Altor	99.3	89.8	99.8	88.2	100.0	91.2
Arnold	98.0	85.5	98.0	85.5	98.0	85.5
Sterno	99.4	87.6	99.4	90.7	100.0	87.1

(1)The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Noncontrolling Interest Balances
(in thousands)	December 31, 2023	December 31, 2022
5.11	$15,350	$17,186
BOA	8,316	36,215
Ergobaby	16,756	16,020
Lugano	105,425	82,967
PrimaLoft	30,736	36,263
Velocity	6,770	6,115
Altor	5,354	5,077
Arnold	1,707	1,475
Sterno	2,117	2,046
Allocation Interests	100	100
	$192,631	$203,464

Note O — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses	December 31,
	2023	2022

Accrued payroll and fringe benefits	$44,039	$31,386
Accrued taxes	13,759	15,608
Income taxes payable	3,878	3,141
Accrued interest	19,447	21,071
Accrued rebates and discounts	9,868	8,948
Warranty payable	1,375	1,530
Accrued inventory	33,478	74,858
Deferred revenue	7,350	7,093
Other accrued expenses	24,262	20,703
Total	$157,456	$184,338

Warranty liability	Year ended December 31,
	2023	2022

Beginning balance	$1,530	$1,838
Accrual	3,489	2,954
Warranty payments	(3,644)	(3,262)
Ending balance	$1,375	$1,530

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Statement of Operations Data (in thousands):

Other income (expense), net	Year ended December 31,
	2023	2022	2021
Foreign currency gain (loss)	$(819)	$(1,163)	$27
Loss on sale of capital assets	(925)	(2,581)	(585)
Sublease income	1,434	1,330	995
Other income (expense)	2,053	93	(1,740)
	$1,743	$(2,321)	$(1,303)
Supplemental Cash Flow Statement Data (in thousands):

	Year ended December 31,
	2023	2022	2021

Interest paid	$108,418	$86,286	$58,547
Taxes paid	$79,657	$26,037	$27,371
Investments
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2023, 2022 and 2021.
Altor Solutions
In September 2020, Altor invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment will be accounted for as an equity method investment. Gains and losses from the investment were not material for the years ended December 31, 2023, 2022 and 2021.
Note P — Commitments and Contingencies
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the years ending December 31, 2023, 2022 or 2021.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of lease liabilities at December 31, 2023 under operating leases having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

2024	$44,194
2025	42,585
2026	41,606
2027	37,121
2028	29,645
Thereafter	76,417
Total undiscounted lease payments	$271,568
Less: Interest	68,754
Present value of lease liabilities	$202,814
The Company’s rent expense for the fiscal years ended December 31, 2023, 2022 and 2021 totaled $50.8 million, $42.5 million and $34.6 million, respectively.
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	6.76	6.48
Weighted-average discount rate	8.50%	7.76%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2023	December 31, 2022

Operating lease right-of-use assets	Other non-current assets	$177,581	$144,010
Current portion, operating lease liabilities	Other current liabilities	$29,228	$27,206
Operating lease liabilities	Other non-current liabilities	$173,586	$137,279
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,294	$36,851
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61,860	$57,366

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
Note Q — Related Party Transactions
The LLC has entered into related party transactions with its Manager, CGM, including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees
Management Services Agreement
The LLC entered into a MSA with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a the managing member of CGM. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the LLC’s adjusted net assets, as defined in the MSA. The management fee is required to be paid prior to the payment of any distributions to shareholders.
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
At December 31, 2023, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee than would normally have been due. At March 31, 2022 and June 30, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
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
The LLC paid CGM $0.4 million in the year ended December 31, 2021, representing the management fee due from Arnold for the first three quarters of 2021. At December 31, 2021, Arnold reimbursed the LLC for the management fee paid on their behalf.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023, 2022 and 2021, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2023	2022	2021

5.11	$1,000	$1,000	$1,000
BOA	1,000	1,000	1,000
Ergobaby	500	500	500
Lugano	750	750	188
PrimaLoft	1,000	500	N/a
Velocity	500	500	500
Altor Solutions	750	750	750
Arnold	500	500	500
Sterno	500	500	500
Corporate	61,945	56,604	41,505
	$68,445	$62,604	$46,443
Approximately $16.0 million and $15.5 million of the management fees incurred were unpaid as of December 31, 2023 and 2022, respectively, and are reflected in "Due to related party" on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $26.5 million and $34.1 million in distributions related to Sale and Holding Events that occurred during 2023 and 2021, respectively. There were no profit allocation payments during the year ended December 31, 2022. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 63.0% of the Allocation Interests at December 31, 2023 and 62.0% at December 31, 2022. Of the remaining 37.0% at December 31, 2023 and 38.0% at December 31, 2022, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by a former director on the Company’s Board of Directors, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.
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
Lugano, which was acquired in September 2021, entered into an ISA with CGM whereby Lugano paid CGM a total integration services fee of $2.3 million, payable quarterly over a twelve month period as services are rendered, beginning in the quarter ended December 31, 2021.
During the years ended December 31, 2023, 2022 and 2021, CGM received $2.4 million, $4.1 million, and $4.9 million, respectively, in total integration service fees. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $6.4 million, $6.5 million, and $5.4 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2023, 2022 and 2021, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Recapitalization - In August 2021, the Company completed a recapitalization of 5.11 whereby the LLC entered into an amendment to the intercompany credit agreement with 5.11 (the "5.11 Credit Agreement"). The 5.11 Credit Agreement was amended to provide for additional term loan borrowings of $55.0 million to fund a distribution to shareholders. The LLC owned 97.7% of the outstanding shares of 5.11 on the date of the distribution and received $53.7 million. The remaining amount of the distribution went to minority shareholders.
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2023, 2022 and 2021, 5.11 purchased approximately $1.7 million, $2.0 million, and $1.1 million, respectively, in inventory from the vendor.
BOA
Recapitalization - In December 2023, the Company completed a recapitalization of BOA whereby the LLC entered into an amendment to the intercompany credit agreement with BOA (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to provide for additional term loan borrowings of $165.9 million to fund a distribution to shareholders. The LLC received a distribution of $131.0 million related to their ownership of the outstanding shares of BOA on the date of the distribution. Noncontrolling shareholders received a distribution of $11.7 million, and the remaining amount of the recapitalization was used to repurchase shares owned by employees after the exercise of fully vested employee stock options, and to pay a bonus to employees who held phantom stock options and were not eligible to participate in the distribution to noncontrolling shareholders. BOA recorded compensation expense of $3.1 million related to the bonus paid to employees as part of the recapitalization.
Repurchase of Noncontrolling Interest - In September 2021, BOA repurchased shares of its issued and outstanding common shares from its largest minority shareholder for a total payment of $48.0 million, which BOA financed by borrowing under the BOA Credit Agreement. The BOA Credit Agreement was amended to (i) provide for additional term loan borrowings of $38.0 million, and (ii) consent to the repurchase of the shares from the minority shareholder. The transaction was accounted for in accordance with ASC 810 - Consolidation, whereby the carrying amount of the noncontrolling interest was adjusted to reflect the change in the ownership interest in BOA that occurred as a result of the share repurchase. The difference between the fair value of the consideration paid of $48.0 million and the amount by which the noncontrolling interest was adjusted of $39.4 million was recognized in equity attributable to the LLC.
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2023 and 2022 and 2021, BOA purchased approximately $42.1 million, $56.1 million and $48.3 million, respectively, from this supplier.
Ergobaby
Recapitalization - In February 2022, the Company completed a recapitalization of Ergobaby whereby the LLC entered into an amendment to the intercompany credit agreement with Ergobaby (the "Ergo Credit Agreement"). The Ergo Credit Agreement was amended to provide for additional loan borrowings of $61.5 million to fund a distribution to shareholders. The LLC owned 81.6% of the outstanding shares of Ergobaby on the date of the distribution and received $50.2 million. The remaining amount of the distribution was paid to minority shareholders.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands)	December 31, 2023 (1) (2) (3)	September 30, 2023 (1) (2)	June 30, 2023 (1)	March 31, 2023 (1)
Total revenues	$566,989	$521,065	$486,889	$483,933
Gross profit	246,307	225,311	216,641	205,064
Operating income (loss)	(3,974)	17,373	42,113	34,557
Income (loss) from continuing operations	(38,970)	(19,705)	6,553	(2,559)
Income from discontinued operations	(3,123)	8,277	2,821	9,967
Gain on sale of discontinued operations, net of tax	179,530	1,274	4,232	97,989
Net income (loss) attributable to Holdings	$137,437	$(10,154)	$13,606	$105,397

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.74)	$(0.45)	$(0.44)	$(0.18)
Discontinued operations	2.44	0.12	0.09	1.47
Basic and fully diluted income (loss) per share attributable to Holdings	$1.70	$(0.33)	$(0.35)	$1.29
(1) The Company sold its ACI operating segment in the first quarter of 2023, recording a gain on sale of $98.0 million, net of an income tax provision of $6.8 million. The Company recorded an additional gain on sale of $2.1 million in the second quarter of 2023 related to the working capital settlement, and in the third quarter of 2023 adjusted the income tax provision to $3.4 million, reflecting the loss at the LLC during the year ended December 31, 2023. All prior periods are presented as discontinued operations.
(2)    The Company recorded goodwill impairment of $32.6 million in the third quarter of 2023 and $56.8 million in the fourth quarter of 2023. Refer to "Note H - Goodwill and Intangible Assets" for further description.
(3) The Company sold its Marucci operating segment in the fourth quarter of 2023, recording a pre-tax gain on sale of $241.4 million. We recorded an income tax provision related to the gain on sale of both Marucci and ACI of $65.3 million, which includes a uncertain tax position reserve of $27.9 million. Refer to Note L - Income Taxes for a description of the reserve. All prior periods are presented as discontinued operations.

(in thousands)	December 31, 2022 (1)(2)	September 30, 2022 (1)	June 30, 2022	March 31, 2022
Total revenues	$529,682	$533,066	$487,961	$458,421
Gross profit	201,748	204,690	199,145	177,469
Operating income	6,291	36,083	51,747	36,717
Income (loss) from continuing operations	(24,013)	(12,348)	23,352	6,300
Income from discontinued operations	9,545	9,095	3,594	11,469
Gain (loss) on sale of discontinued operations, net of tax	2,500	1,479	(579)	5,993
Net income (loss) attributable to Holdings	$(11,968)	$(1,774)	$26,367	$23,762

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.49)	$(0.34)	$0.15	$(0.09)
Discontinued operations	0.15	0.13	0.02	0.23
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.34)	$(0.21)	$0.17	$0.14

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The quarters ended September 30, 2022 and December 31, 2022 includes the operating results from PrimaLoft, which the Company acquired on July 12, 2022.
(2)    The Company recorded goodwill impairment of $20.6 million in the fourth quarter of 2022 related to the Ergobaby operating segment.
Note S - Subsequent Events
Acquisition of The Honey Pot
On January 31, 2024 (the "Closing Date"), the LLC, through its newly formed acquisition subsidiaries, THP Topco, Inc., a Delaware corporation (“THP Topco”) and THP Intermediate, Inc., a Delaware corporation (“THP Buyer”), acquired The Honey Pot Company Holdings, LLC (“THP”) and certain of its affiliated entities pursuant to a Merger and Stock Purchase Agreement (the “THP Purchase Agreement”) dated January 14, 2024 by and among THP Buyer, THP, VMG Honey Pot Blocker, Inc. (“Blocker I”), NVB1, Inc. (“Blocker II”), VMG Tax-Exempt IV, L.P. (“Blocker I Seller”), New Voices Fund, LP (“Blocker II Seller”), THP Merger Sub, LLC (“THP Merger Sub”), VMG Honey Pot Holdings, LLC, as the Sellers’ Representative, and certain remaining equity holders of THP (the “THP Sellers”, together with Blocker I Seller and Blocker II Seller, each a “Seller” and collectively, the “Sellers”). Pursuant to the Purchase Agreement, subsequent to certain internal reorganizations, THP Buyer acquired all of the issued and outstanding equity of Blocker I and Blocker II and, thereafter, THP Merger Sub merged with and into THP (the “THP Merger”), with THP surviving such that the separate existence of THP Merger Sub ceased, with THP surviving the Merger as a wholly-owned, indirect subsidiary of the Topco. THP is the parent company of The Honey Pot Company (DE), LLC (“The Honey Pot Co.”).
The Company paid a purchase price of approximately $380 million, before working capital and certain other adjustments, at the Closing (the “THP Purchase Price”). The Company funded the THP Purchase Price with cash on hand. Certain minority equity holders of THP executed agreements pursuant to which they contributed a portion of their THP equity (the “Rollover Equity”) to THP Topco in exchange for THP Topco common stock. THP Topco contributed the Rollover Equity to THP Buyer. Certain other members of The Honey Pot Co. management team also contributed cash in exchange for equity in THP Topco. The Company directly owns approximately 85% of THP Topco, which in turn indirectly owns all of the issued and outstanding equity interests of THP and The Honey Pot Co. Concurrent with the Closing, the Company provided a credit facility to THP Buyer, THP and The Honey Pot Co., as borrowers (the “THP Credit Agreement”), pursuant to which a secured revolving loan commitment and secured term loans were made available to Buyer, THP and The Honey Pot Co. (collectively, the “Borrowers”). The initial amount outstanding under these facilities on the Closing Date was approximately $110 million. The Company expects to complete the preliminary purchase price allocation during the first quarter of 2024 and will allocate excess purchase price fair value to intangible assets and inventory, with the remaining excess of consideration transferred over net assets acquired allocated to goodwill.
The Honey Pot Company Co. is a leading better-for-you feminine care brand that offers an extensive range of holistic wellness products across feminine hygiene, menstrual, consumer health, and sexual wellness categories. The Honey Pot Co.’s mission is to educate, support, and provide consumers around the world with the tools and resources that promote menstrual health and vaginal wellness.
Allocation Interests - Payment of Marucci Distribution to Holders
The sale of Marucci in November 2023 represented a Sale Event and the Company's board of director's approved a distribution of $48.9 million in the first quarter of 2024 (refer to Note D - "Discontinued Operations"). This distribution was paid to the Holders of the Allocation Interests in the first quarter of 2024.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2023	$10,700	$4,448	$(41)	$5,946	$9,161
Sales allowance accounts - 2022	$12,812	$2,586	$148	$4,846	$10,700
Sales allowance accounts - 2021	$17,275	$4,546	$(3,533)	$5,476	$12,812

Valuation allowance for deferred tax assets - 2023	$21,104	$1,578	$—	$12,172	$10,510
Valuation allowance for deferred tax assets - 2022	$9,413	$12,085	$—	$394	$21,104
Valuation allowance for deferred tax assets - 2021	$7,012	$2,903	$—	$502	$9,413

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

2.11
Agreement and Plan of Merger, dated November 1, 2023, by and among (i) Fox Factory, Inc; (ii) Marucci Merger Sub, Inc.; (iii) Wheelhouse Holdings Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on November 2, 2023 (File No. 001-34927)).

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

INDEX TO EXHIBITS

Exhibit Number	Description
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

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.12
Subscription Agreement, dated December 15, 2023, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and Allspring Special Small Cap Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2023 (File No. 001-34927).

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
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

INDEX TO EXHIBITS

Exhibit Number	Description
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

99.14
Merger and Stock Purchase Agreement, dated January 14, 2024, by and among The Honey Pot Company Holdings, LLC, VMG Honey Pot Blocker, Inc., NVB1, Inc., VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Intermediate, Inc., THP Merger Sub, LLC, the Sellers’ Representative and certain other equity holders of THP.

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