Form 10-Q
period 2024-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2024-05-01
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 26, 2024, there were 75,384,052 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2024

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, adjusted earnings, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) on February 28, 2024, as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,715	$450,477
Accounts receivable, net	338,310	318,241
Inventories, net	788,809	740,387
Prepaid expenses and other current assets	126,764	94,715
Total current assets	1,318,598	1,603,820
Property, plant and equipment, net	191,869	192,562
Goodwill	1,023,024	901,428
Intangible assets, net	1,145,439	923,905
Other non-current assets	186,099	195,266
Total assets	$3,865,029	$3,816,981
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$82,371	$93,412
Accrued expenses	175,702	157,456
Due to related parties (refer to Note P)	17,202	16,025
Current portion, long-term debt	10,000	10,000
Other current liabilities	37,681	35,465
Total current liabilities	322,956	312,358
Deferred income taxes	139,861	120,131
Long-term debt	1,705,982	1,661,879
Other non-current liabilities	202,019	203,232
Total liabilities	2,370,818	2,297,600
Commitments and contingencies (refer to Note O)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,634 shares issued and outstanding at March 31, 2024 and 12,600 shares issued and outstanding at December 31, 2023
Series A preferred shares, no par value; 4,008 shares issued and outstanding at March 31, 2024 and 4,000 shares issued and outstanding at December 31, 2023	96,600	96,417
Series B preferred shares, no par value; 4,004 shares issued and outstanding at March 31, 2024 and and 4,000 shares issued and outstanding at December 31, 2023	96,593	96,504
Series C preferred shares, no par value; 4,623 shares issued and outstanding at March 31, 2024 and 4,600 shares issued and outstanding at December 31, 2023	111,552	110,997
Trust common shares, no par value, 500,000 authorized; 75,807 shares issued and 75,324 shares outstanding at March 31, 2024 and 75,753 issued and 75,270 outstanding at December 31, 2023	1,282,521	1,281,303
Treasury shares, at cost	(9,339)	(9,339)
Accumulated other comprehensive income (loss)	(1,961)	111
Accumulated deficit	(324,695)	(249,243)
Total stockholders’ equity attributable to Holdings	1,251,271	1,326,750
Noncontrolling interest	242,940	192,631
Total stockholders’ equity	1,494,211	1,519,381
Total liabilities and stockholders’ equity	$3,865,029	$3,816,981
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Net revenues	$524,290	$483,933
Cost of revenues	282,463	278,869
Gross profit	241,827	205,064
Operating expenses:
Selling, general and administrative expense	150,714	130,264
Management fees	18,067	16,270
Amortization expense	26,288	23,973
Impairment expense	8,182	—
Operating income	38,576	34,557
Other income (expense):
Interest expense, net	(23,575)	(26,180)
Amortization of debt issuance costs	(1,005)	(1,005)
Other income (expense), net	(2,874)	1,160
Income from continuing operations before income taxes	11,122	8,532
Provision for income taxes	8,686	6,920
Income from continuing operations	2,436	1,612
Income from discontinued operations, net of income taxes	—	10,000
Gain on sale of discontinued operations, net of income taxes	3,345	97,989
Net income	5,781	109,601
Less: Net income from continuing operations attributable to noncontrolling interest	7,429	4,171
Less: Net income from discontinued operations attributable to noncontrolling interest	—	33
Net income (loss) attributable to Holdings	$(1,648)	$105,397

Amounts attributable to Holdings
Loss from continuing operations	$(4,993)	$(2,559)
Income from discontinued operations, net of income tax	—	9,967
Gain on sale of discontinued operations, net of income tax	3,345	97,989
Net income (loss) attributable to Holdings	$(1,648)	$105,397

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.89)	$(0.19)
Discontinued operations	0.04	1.48
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$(0.85)	$1.29

Basic weighted average number of shares of common shares outstanding	75,274	72,178

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.25

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023

Net income	$5,781	$109,601
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,239)	1,246
Pension benefit liability, net	(833)	(524)
Other comprehensive income (loss)	(2,072)	722
Total comprehensive income, net of tax	$3,709	$110,323
Less: Net income attributable to noncontrolling interests	7,429	4,204
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(56)	20
Total comprehensive income (loss) attributable to Holdings, net of tax	$(3,664)	$106,099

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2023	$96,417	$96,504	$110,997	$1,207,044	$—	$(372,906)	$(1,136)	$1,136,920	$203,464	$21,578	$1,361,962
Net income	—	—	—	—	—	105,397	—	105,397	4,171	33	109,601
Total comprehensive income, net	—	—	—	—	—	—	722	722	—	—	722
Issuance of Trust common shares	—	—	—	(48)	—	—	—	(48)	—	—	(48)
Purchase of Trust common shares for treasury	—	—	—	—	(3,954)	—	—	(3,954)	—	—	(3,954)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	1,641	1,377	3,018
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	5	—	5
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(848)	—	(848)
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,051)	—	(18,051)	—	—	(18,051)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — March 31, 2023	$96,417	$96,504	$110,997	$1,206,996	$(3,954)	$(291,605)	$(414)	$1,214,941	$208,433	$21,259	$1,444,633

Balance — January 1, 2024	$96,417	$96,504	$110,997	$1,281,303	$(9,339)	$(249,243)	$111	$1,326,750	$192,631	$—	$1,519,381
Net income (loss)	—	—	—	—	—	(1,648)	—	(1,648)	7,429	—	5,781
Total comprehensive loss, net	—	—	—	—	—	—	(2,072)	(2,072)	—	—	(2,072)
Issuance of Trust common shares	—	—	—	1,218	—	—	—	1,218	—	—	1,218
Issuance of Trust preferred shares	183	89	555	—	—	—	—	827	—	—	827
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,330	—	4,330
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(2,510)	—	(2,510)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(614)	—	(614)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,818)	—	(18,818)	—	—	(18,818)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — March 31, 2024	$96,600	$96,593	$111,552	$1,282,521	$(9,339)	$(324,695)	$(1,961)	$1,251,271	$242,940	$—	$1,494,211

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$5,781	$109,601
Income from discontinued operations	—	10,000
Gain on sale of discontinued operations	3,345	97,989
Income from continuing operations	2,436	1,612
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	10,892	11,155
Amortization expense - intangibles	26,288	23,973
Amortization expense - inventory step-up	2,826	1,175
Amortization of debt issuance costs	1,005	1,005
Impairment expense	8,182	—
Noncontrolling stockholder stock based compensation	4,330	1,641
Provision for receivable and inventory reserves	(812)	(1,224)
Deferred taxes	(7,921)	(6,351)
Other	427	390
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,427)	5,623
Inventories	(30,606)	(46,799)
Other current and non-current assets	2,622	3,024
Accounts payable and accrued expenses	(28,443)	1,260
Cash used in operating activities - continuing operations	(13,201)	(3,516)
Cash provided by operating activities - discontinued operations	—	19,061
Cash provided by (used in) provided by operating activities	(13,201)	15,545
Cash flows from investing activities:
Acquisitions, net of cash acquired	(379,524)	—
Purchases of property and equipment	(7,747)	(14,897)
Proceeds from sale of businesses	3,345	103,042
Other investing activities	1,448	(303)
Cash provided by (used in) investing activities - continuing operations	(382,478)	87,842
Cash provided by investing activities - discontinued operations	—	66,882
Cash provided by (used in) investing activities	(382,478)	154,724

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	1,218	(48)
Proceeds and expenses from issuance of Trust preferred shares, net	827	—
Purchase of treasury shares, net	—	(3,954)
Borrowings under credit facility	100,000	76,000
Repayments under credit facility	(54,000)	(223,000)
Principal payments - term loan	(2,500)	(2,500)
Distributions paid - common shares	(18,818)	(18,051)
Distributions paid - preferred shares	(6,045)	(6,045)
Distributions paid - allocation interests	(48,941)	—
Net proceeds provided by noncontrolling shareholders	—	5
Net proceeds provided by noncontrolling shareholders - acquisitions	41,674	—
Purchase of noncontrolling interest	(2,510)	(848)
Other	—	(5)
Net cash provided by (used in) financing activities	10,905	(178,446)
Foreign currency impact on cash	(989)	562
Net decrease in cash and cash equivalents	(385,763)	(7,615)
Cash and cash equivalents — beginning of period (1)	450,478	61,271
Cash and cash equivalents — end of period (2)	$64,715	$53,656
(1) Includes cash from discontinued operations of $4.7 million at January 1, 2023.
(2) Includes cash from discontinued operations of $3.8 million at March 31, 2023.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2024

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

The LLC is a controlling owner of ten businesses, or operating segments, at March 31, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2024 and March 31, 2023 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Discontinued Operations
The Company completed the sale of Wheelhouse Holdings, Inc. ("Marucci") during the fourth quarter of 2023 and Compass AC Holdings, Inc. ("Advanced Circuits or "ACI") during the first quarter of 2023. The results of operations of Marucci and ACI are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2023. Refer to Note C - "Discontinued Operations" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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
Recently Issued Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance will require, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact that this ASU will have when adopted and anticipates the ASU will likely result in additional disclosures in our condensed consolidated financial statements.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance will require, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The guidance will be effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact that this ASU will have when adopted and anticipates the ASU will likely result in additional disclosures in our condensed consolidated financial statements.
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

Acquisition of The Honey Pot Co.
On January 31, 2024 (the "Closing Date"), the LLC, through its newly formed acquisition subsidiaries, THP Topco, Inc., a Delaware corporation (“THP Topco”) and THP Intermediate, Inc., a Delaware corporation (“THP Buyer”), acquired The Honey Pot Company Holdings, LLC (“THP”) and certain of its affiliated entities pursuant to a Merger and Stock Purchase Agreement (the “THP Purchase Agreement”) dated January 14, 2024 by and among THP Buyer, THP, VMG Honey Pot Blocker, Inc. (“Blocker I”), NVB1, Inc. (“Blocker II”), VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Merger Sub, LLC (“THP Merger Sub”), VMG Honey Pot Holdings, LLC, as the Sellers’ Representative, and certain remaining equity holders of THP. Pursuant to the THP Purchase Agreement, subsequent to certain internal reorganizations, THP Buyer acquired all of the issued and outstanding equity of Blocker I and Blocker II and, thereafter, THP Merger Sub merged with and into THP (the “THP Merger”), with THP surviving such that the separate existence of THP Merger Sub ceased, with THP surviving the Merger as a wholly-owned, indirect subsidiary of the THP Topco. THP is the parent company of The Honey Pot Company (DE), LLC (“The Honey Pot Co.”).
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
The Honey Pot Co. is a feminine care brand that offers an extensive range of holistic wellness products across feminine hygiene, menstrual, consumer health, and sexual wellness categories. The Honey Pot Co.’s mission is to educate, support, and provide consumers around the world with the tools and resources that promote menstrual health and vaginal wellness.
The results of operations of The Honey Pot Co. have been included in the consolidated results of operations since the date of acquisition. The Honey Pot Co.'s results of operations are reported as a separate operating segment as a branded consumer business. The table below provides the recording of the fair value of assets acquired and liabilities assumed as of the date of acquisition.

(in thousands)	Preliminary Purchase Price Allocation
Purchase Consideration	$380,121

Fair value of identifiable assets acquired:
Cash	$4,076
Accounts receivable (1)	16,361
Inventory	18,986
Property, plant and equipment	1,888
Intangible assets	247,000
Other current and noncurrent assets	3,958
Total identifiable assets	292,269

Fair value of liabilities assumed:
Current liabilities	10,957
Other liabilities	1,480
Deferred tax liabilities	27,846
Total liabilities	40,283

Net identifiable assets acquired	251,986

Goodwill	$128,135

Acquisition consideration
Purchase price	$380,000
Estimated cash acquired	4,375
Net working capital adjustment	(3,126)
Other adjustments	(1,128)
Total purchase consideration	$380,121
(1) The fair value of accounts receivable approximates book value acquired.
The preliminary allocation presented above is based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the identifiable acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets, property, plant and equipment and current and other liabilities are estimated at their historical carrying values, which approximates fair value. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $128.1 million reflects the strategic fit of The Honey Pot Co. in the Company's branded consumer business and is not expected to be deductible for income tax purposes. The purchase price of The Honey Pot Co. is expected to be finalized in the second quarter of 2024.

The intangible assets recorded related to The Honey Pot Co. acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Tradename	$225,000	18 years
Customer relationships	22,000	13 years
	$247,000
The tradename was considered the primary intangible asset and was valued at $225.0 million using a multi-period excess earnings method. The customer relationships were valued at $22.0 million using a multi period excess earnings method. The multi period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
Unaudited pro forma information
The following unaudited pro forma data for the three months ended March 31, 2024 and March 31, 2023 gives effect to the acquisition of The Honey Pot Co., as described above, and the dispositions of ACI and Marucci, as if these transaction had been completed as of January 1, 2023. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Three months ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Net sales	$534,961	$515,811
Gross profit	$248,161	$224,014
Operating income	$39,816	$39,450
Net income from continuing operations	$3,156	$4,890
Net loss from continuing operations attributable to Holdings	$(4,512)	$(25)
Basic and fully diluted net loss per share attributable to Holdings	$(0.87)	$(0.15)
Note C — Discontinued Operations
Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Marucci, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. On November 14, 2023, the parties completed the Merger. The sale price of Wheelhouse was based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. After the allocation of the sales price to Wheelhouse non-controlling equity holders and the payment of transaction expenses, CODI received approximately $484.0 million of total proceeds at closing of which $87.3 million related to the repayment of intercompany loans with the Company. The Company recorded a pre-tax gain on sale of Marucci of $241.4 million in the year ended December 31, 2023. In the first quarter of 2024, the LLC received a net working capital settlement of approximately $3.3 million related to Marucci, which was recognized as an additional gain on sale of discontinued operations, net of taxes, in the accompanying condensed consolidated statement of operations. The proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Credit Facility, as well as, to fund a subsequent acquisition by Company.

Summarized results of operations of Marucci for the three months ended March 31, 2023 are as follows (in thousands):

Three months ended March 31, 2023
Net sales	$58,295
Gross profit	$32,767
Operating income	$14,340
Income from continuing operations before income taxes (1)	$14,307
Provision for income taxes	$2,916
Income from discontinued operations (1)	$11,391
(1) The results of operations for the three months ended March 31, 2023 excludes $2.4 million of intercompany interest expense.
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc., a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing, of which $66.9 million related to the repayment of intercompany loans with the Company. The Company recorded a pre-tax gain on sale of $106.9 million on the sale of Advanced Circuits in the year ended December 31, 2023.
Summarized results of operations of ACI for the period of January 1, 2023 through the date of disposition are as follows (in thousands):

For the period January 1, 2023 through disposition
Net sales	$8,829
Gross profit	$3,663
Operating income	$1,058
Income (loss) from continuing operations before income taxes (1)	$(2,464)
Provision (benefit) for income taxes	$(1,073)
Income (loss) from discontinued operations (1)	$(1,391)
(1) The results of operations for the period from January 1, 2023 through disposition excludes $1.4 million of intercompany interest expense.
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
The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2024 and 2023 (in thousands):

Three months ended March 31, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$96,170	$7,499	$8,092	$4,064	$9,149	$124,974
BOA (1)	12,561	9	17,050	13,169	114	42,903
Ergobaby	9,134	11	5,915	4,042	2,116	21,218
Lugano	102,389	158	—	492	—	103,039
PrimaLoft (1)	101	—	1,196	21,118	126	22,541
The Honey Pot Co.	20,078	—	—	—	87	20,165
Velocity Outdoor	26,185	381	527	169	2,637	29,899
Altor	46,544	6,860	—	—	—	53,404
Arnold	27,933	91	11,004	1,431	828	41,287
Sterno	62,486	—	584	1	1,789	64,860
	$403,581	$15,009	$44,368	$44,486	$16,846	$524,290

Three months ended March 31, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$98,527	$6,040	$6,607	$4,183	$9,095	$124,452
BOA (1)	11,299	6	14,652	11,696	333	37,986
Ergobaby	8,829	—	6,865	4,534	2,190	22,418
Lugano	63,887	—	—	—	—	63,887
PrimaLoft (1)	172	39	1,033	23,110	175	24,529
Velocity Outdoor	29,892	284	1,340	129	2,395	34,040
Altor	53,462	8,050	—	—	—	61,512
Arnold	26,649	122	10,983	1,411	925	40,090
Sterno	71,588	—	1,247	—	2,184	75,019
	$364,305	$14,541	$42,727	$45,063	$17,297	$483,933
(1)For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.
Note E — Operating Segment Data
At March 31, 2024, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012 by CEO Beatrice Dixon, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The company offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Their products can be found in more than 33,000 stores across the U.S. through mass merchants, drug and grocery retail chains, and online. The Honey Pot Co. is headquartered in Atlanta, Georgia.
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
Summary of Operating Segments

Net Revenues	Three months ended March 31,
(in thousands)	2024	2023

5.11	$124,974	$124,452
BOA	42,903	37,986
Ergobaby	21,218	22,418
Lugano	103,039	63,887
PrimaLoft	22,541	24,529
The Honey Pot Co.	20,165	—
Velocity Outdoor	29,899	34,040
Altor Solutions	53,404	61,512
Arnold	41,287	40,090
Sterno	64,860	75,019
Total segment revenue	524,290	483,933
Corporate	—	—
Total consolidated revenues	$524,290	$483,933

Segment Profit (Loss)	Three months ended March 31,
(in thousands)	2024	2023

5.11	$8,167	$7,670
BOA	9,656	7,951
Ergobaby	(998)	388
Lugano	39,317	19,776
PrimaLoft	3,300	5,021
The Honey Pot Co.	(2,650)	—
Velocity Outdoor	(12,424)	(3,276)
Altor Solutions	6,628	6,934
Arnold	4,172	5,038
Sterno	4,785	4,493
Total segment operating income	59,953	53,995
Corporate (1)	(21,377)	(19,438)
Total consolidated operating income	38,576	34,557
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(23,575)	(26,180)
Amortization of debt issuance costs	(1,005)	(1,005)
Other income (expense), net	(2,874)	1,160
Total consolidated income from continuing operations before income taxes	$11,122	$8,532
(1) Corporate operating loss is comprised of management fees paid to CGM and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2024	2023

5.11	$5,799	$6,377
BOA	5,237	5,636
Ergobaby	2,160	2,014
Lugano	2,115	2,718
PrimaLoft	5,248	5,278
The Honey Pot Co.	5,087	—
Velocity Outdoor	3,271	3,284
Altor Solutions	4,023	4,104
Arnold	2,145	1,978
Sterno	4,921	4,914
Total	40,006	36,303
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,005	1,005
Consolidated total	$41,011	$37,308

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2024	2023	2024 (1)	2023 (1)
5.11	$51,512	$50,452	$377,402	$398,050
BOA	3,153	1,368	241,695	243,243
Ergobaby	11,832	12,018	73,031	73,660
Lugano	136,345	124,776	591,460	510,484
PrimaLoft	1,876	1,381	282,067	288,212
The Honey Pot Co.	18,010	—	273,419	—
Velocity Outdoor	20,904	24,458	202,480	207,609
Altor Solutions	35,914	35,232	176,065	186,683
Arnold	28,298	25,977	108,968	110,883
Sterno	40,882	51,740	168,938	174,166
Sales allowance accounts	(10,416)	(9,161)	—	—
Total	338,310	318,241	2,495,525	2,192,990
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	8,170	404,322
Total	$338,310	$318,241	$2,503,695	$2,597,312

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".
Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Machinery and equipment	$241,161	$238,168
Furniture, fixtures and other	70,492	67,652
Leasehold improvements	97,212	95,530
Buildings and land	12,812	12,816
Construction in process	15,525	15,197
	437,202	429,363
Less: accumulated depreciation	(245,333)	(236,801)
Total	$191,869	$192,562
Depreciation expense was $10.9 million for the three months ended March 31, 2024 and $11.2 million for the three months ended March 31, 2023.

Inventory
Inventory is comprised of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$87,499	$97,209
Work-in-process	39,306	25,516
Finished goods	690,033	646,406
Less: obsolescence reserve	(28,029)	(28,744)
Total	$788,809	$740,387
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
2024 Annual Impairment Testing
For our annual impairment testing at March 31, 2024, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, we determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. We performed a quantitative test of Velocity and the results of the testing indicated that the fair value of Velocity did not exceed the carrying value, resulting in goodwill impairment expense of $8.2 million as of March 31, 2024.
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
The following is a summary of the net carrying amount of goodwill at March 31, 2024 and December 31, 2023, is as follows (in thousands):

	March 31, 2024	December 31, 2023
Goodwill - gross carrying amount	$1,198,903	$1,069,125
Accumulated impairment losses (1)	(175,879)	(167,697)
Goodwill - net carrying amount	$1,023,024	$901,428
(1) Includes accumulated goodwill impairment expense of $20.6 million recorded at Ergobaby, $72.7 million at Velocity, $24.9 million at Arnold and $57.8 million at PrimaLoft. During the three months ended March 31, 2024, the Company recorded $8.2 million of goodwill impairment expense at Velocity. In the year ended December 31, 2023, the Company recorded $31.6 million of goodwill impairment expense at Velocity and $57.8 million of goodwill impairment expense at PrimaLoft.

The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2024 by operating segment (in thousands):

	Balance at January 1, 2024	Acquisitions/Measurement Period Adjustments	Goodwill Impairment	Balance at March 31, 2024

5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Ergobaby	41,521	—	—	41,521
Lugano	86,337	—	—	86,337
PrimaLoft	232,536	—	—	232,536
The Honey Pot Co.	—	128,135	—	128,135
Velocity Outdoor	8,182	—	(8,182)	—
Altor	91,130	1,643	—	92,773
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$901,428	$129,778	$(8,182)	$1,023,024
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of each indefinite lived intangible asset in connection with the annual impairment testing for 2024 and 2023. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting units that maintain indefinite lived intangible assets exceeded the carrying value.
Other intangible assets are comprised of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$794,624	$(309,206)	$485,418	$772,423	$(294,628)	$477,795
Technology and patents	203,503	(69,776)	133,727	202,898	(66,035)	136,863
Trade names, subject to amortization	600,525	(132,506)	468,019	375,507	(124,648)	250,859
Non-compete agreements	4,638	(4,145)	493	4,638	(4,082)	556
Other contractual intangible assets	1,960	(1,643)	317	1,960	(1,593)	367
Total	1,605,250	(517,276)	1,087,974	1,357,426	(490,986)	866,440
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,662,715	$(517,276)	$1,145,439	$1,414,891	$(490,986)	$923,905
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $26.3 million for the three months ended March 31, 2024, and $24.0 million for the three months ended March 31, 2023.

Estimated charges to amortization expense of intangible assets for the remainder of 2024 and the next four years, is as follows (in thousands):

2024	2025	2026	2027	2028

$81,376	$103,304	$97,005	$86,271	$84,140
Note H — Warranties
The Company’s Ergobaby, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2024 and the year ended December 31, 2023 is as follows (in thousands):

Warranty liability	Three months ended March 31, 2024	Year ended December 31, 2023

Beginning balance	$1,375	$1,530
Provision for warranties issued during the period	1,026	3,489
Fulfillment of warranty obligations	(626)	(3,644)
Ending balance	$1,775	$1,375
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
Net availability under the 2022 Revolving Credit Facility was approximately $551.6 million at March 31, 2024. Letters of credit outstanding at March 31, 2024 totaled approximately $2.5 million. At March 31, 2024, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
The 2022 Revolving Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries.
Senior Notes
2032 Senior Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the “2032 Notes” or "2032 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (the "Securities Act"), and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on January 15 and July 15 of each year, beginning on July 15, 2022.
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

The following table provides the Company’s outstanding long-term debt and effective interest rates at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.59%	382,500	7.50%	385,000
2022 Revolving Credit Facility	8.16%	46,000	—%	—
Less: Unamortized debt issuance costs		(12,518)		(13,121)
Total debt		$1,715,982		$1,671,879
Less: Current Portion, term loan facilities		(10,000)		(10,000)
Long-term debt		$1,705,982		$1,661,879
Annual maturities of the Company's debt obligations are as follows (in thousands):

2024	$10,000
2025	15,000
2026	25,000
2027	378,500
2028	—
2029 and thereafter	1,300,000
$1,728,500
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2024
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$267,000
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$947,500
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

The following table summarizes debt issuance costs at March 31, 2024 and December 31, 2023, and the balance sheet classification in each of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(14,783)	(13,779)
Deferred debt issuance costs, net	$17,743	$18,747

Balance sheet classification:
Other noncurrent assets	$5,225	$5,626
Long-term debt	12,518	13,121
	$17,743	$18,747

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
At-the-market equity offering program - common shares
On September 7, 2021, the Company filed a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding.
In connection with this offering, the Company entered into an At Market Issuance Sales Agreement (the “Common Sales Agreement”) with B. Riley Securities, Inc. and Goldman Sachs & Co. LLC (each a “Sales Agent” and, collectively, the “Sales Agents”). The Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through the Sales Agents up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Common Sales Agreement, the shares may be offered and sold through each Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale.
During the three months ended March 31, 2024, the Company sold 53,932 Trust common shares under the Common Sales Agreement. For the same period, the Company received total net proceeds of approximately $1.3 million from these sales, and incurred approximately $0.2 million in commissions paid to the Sales Agents.
During the three months ended March 31, 2023, there were no sales of Trust common shares under the Common Sales Agreement as the at-the-market program is not active when the share repurchase program is active.

The Company incurred approximately $0.4 million and $0.1 million in total costs related to the ATM programs during the three months ended March 31, 2024 and 2023, respectively.
Share repurchase program
In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares.
The Company repurchased 210,000 shares for approximately $4.0 million during the three months ended March 31, 2023. The share repurchase program expired on December 31, 2023.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust interests.
At-the-market equity offering program - preferred shares
On March 20, 2024, the Company filed a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $100 million of the Trust’s 7.250% Series A Preferred Shares (the “Series A Preferred Shares”), 7.875% Series B Preferred Shares (the “Series B Preferred Shares”), and 7.875% Series C Preferred Shares (the “Series C Preferred Shares” and together with the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares, the “Preferred Shares”), each representing beneficial interests in the Trust.
In connection with this offering, the Company entered into an At Market Issuance Sales Agreement (the “Preferred Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which CODI may sell from time to time, through B. Riley acting as sales agent and/or principal (the “Sales Agent”). The Preferred Sales Agreement provides that the Company may offer and sell Trust preferred shares from time to time through the Sales Agent up to $100 million, in amounts and at times to be determined by the Company.
The following table reflects the activity in the preferred share ATM program during the three months ended March 31, 2024 (in thousands, except share data):

	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	7,557	$186	$4
Series B Preferred Shares	3,660	92	2
Series C Preferred Shares	22,631	558	11
Total	33,848	$836	$17
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at March 31, 2024, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.

Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (as determined by a calculation agent) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At March 31, 2024, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Sale Event
The sale of Marucci in November 2023 represented a Sale Event and the Company's board of director's approved a distribution of $48.9 million in the first quarter of 2024. This distribution was paid to the Holders of the Allocation Interests in February 2024.
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

	Three months ended March 31,
	2024	2023
Net loss from continuing operations attributable to Holdings	$(4,993)	$(2,559)
Less: Distributions paid - Allocation Interests	48,941	—
Less: Distributions paid - Preferred Shares	6,045	6,045
Less: Accrued distributions - Preferred Shares	2,878	2,869
Net loss from continuing operations attributable to common shares of Holdings	$(62,857)	$(11,473)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Net loss from continuing operations attributable to common shares of Holdings	$(62,857)	$(11,473)
Less: Effect of contribution based profit - Holding Event	4,046	2,212
Net loss from continuing operations attributable to common shares of Holdings	$(66,903)	$(13,685)

Income from discontinued operations attributable to Holdings	$3,345	$107,956
Less: Effect of contribution based profit - Holding Event	—	1,381
Income from discontinued operations attributable to common shares of Holdings	$3,345	$106,575

Basic and diluted weighted average common shares outstanding	75,274	72,178

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.89)	$(0.19)
Discontinued operations	0.04	1.48
	$(0.85)	$1.29
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2024 - March 31, 2024 (1)	$0.25	$18,846	April 18, 2024	April 25, 2024

October 1, 2023 - December 31, 2023	$0.25	$18,818	January 18, 2024	January 25, 2024
July 1, 2023 - September 30, 2023	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023

Series A Preferred Shares:
January 30, 2024 - April 29, 2024 (1)	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023

Series B Preferred Shares:
January 30, 2024 - April 29, 2024 (1)	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023

Series C Preferred Shares:
January 30, 2024 - April 29, 2024 (1)	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$2,264	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
(1) This distribution was     declared on April 4, 2024.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2024 and December 31, 2023:

	% Ownership (1) March 31, 2024		% Ownership (1) December 31, 2023
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	87.0	97.2	88.9
BOA	91.8	82.9	91.8	83.2
Ergobaby	81.6	72.8	81.6	72.8
Lugano	59.9	54.7	59.9	55.5
PrimaLoft	90.7	83.1	90.7	83.1
The Honey Pot Co.	84.8	77.4	—	—
Velocity Outdoor	99.4	87.7	99.4	87.7
Altor	99.3	89.8	99.3	89.8
Arnold	98.0	85.8	98.0	85.5
Sterno	99.4	87.5	99.4	87.6
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2024	December 31, 2023
5.11	$13,468	$15,350
BOA	9,407	8,316
Ergobaby	16,679	16,756
Lugano	114,033	105,425
PrimaLoft	31,294	30,736
The Honey Pot Co.	41,290	—
Velocity Outdoor	6,863	6,770
Altor	5,611	5,354
Arnold	1,743	1,707
Sterno	2,452	2,117
Allocation Interests	100	100
	$242,940	$192,631

Note L — Fair Value Measurement
There were no assets or liabilities measured on a recurring basis as of March 31, 2024 or December 31, 2023.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2023 through March 31, 2024 are as follows (in thousands):

Level 3
Balance at January 1, 2023	$(1,442)
Termination of put option of noncontrolling shareholder - 5.11 (1)	142
Adjustment to contingent consideration - King's Camo (2)	25
Payment of contingent consideration - King's Camo (2)	1,275
Balance at December 31, 2023	$—

Balance at March 31, 2024	$—
(1)Represented a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition. The put option was terminated during the period ended March 31, 2023.

(2)Velocity entered into a contingent consideration in connection with their purchase of King's Camo in July 2022. The purchase price of King's Camo included a potential earn-out if King's Camo achieved certain financial metrics. The payment of the earn-out occurred in April 2023.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of March 31, 2024 and December 31, 2023. Refer to "Note G - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below.

					Expense
	Fair Value Measurements at March 31, 2023				Thee months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	March 31, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182

					Expense
	Fair Value Measurements at December 31, 2023				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
Goodwill - Velocity	$8,182	—	—	$8,182	$31,590
Goodwill - PrimaLoft	$232,536	—	—	$232,536	$57,810
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	13.1	0.1
Foreign income taxes	9.6	20.2
Impact of subsidiary employee stock options	1.7	(2.3)
Non-deductible acquisition costs	3.0	—
Utilization of tax credits	(20.6)	(4.0)
Non-recognition of various carryforwards at subsidiaries	35.5	30.6
United States tax on foreign income	(0.9)	10.1
Impairment expense	13.4	—
Other	2.3	5.4
Effective income tax rate	78.1%	81.1%
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.3 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2024. Net periodic benefit cost consists of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Service cost	$132	$90
Interest cost	60	60
Expected return on plan assets	(49)	(54)
Amortization of unrecognized loss	—	(9)
Effect of curtailment	(11)	(13)
Net periodic benefit cost	$132	$74
During the three months ended March 31, 2024, per the terms of the pension agreement, Arnold contributed $0.1 million to the plan. For the remainder of 2024, the expected contribution to the plan will be approximately $0.4 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2024 were considered Level 3.
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
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three months ended March 31, 2024 and 2023. The Company recognized $11.4 million and $11.9 million in the three months ended March 31, 2024 and March 31, 2023, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at March 31, 2024 are as follows (in thousands):

2024 (excluding three months ended March 31, 2024)	$34,423
2025	44,058
2026	43,102
2027	38,084
2028	29,754
Thereafter	76,407
Total undiscounted lease payments	$265,828
Less: Interest	65,351
Present value of lease liabilities	$200,477
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (years)	6.54	6.42
Weighted-average discount rate	8.61%	7.85%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2024	December 31, 2023

Operating lease right-of-use assets	Other non-current assets	$174,085	$177,581
Current portion, operating lease liabilities	Other current liabilities	$30,424	$29,228
Operating lease liabilities	Other non-current liabilities	$170,053	$173,586
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,703	$10,161
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,140	$17,882

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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024.
PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft paid CGM an integration services fee of $4.8 million quarterly over the twelve-month period ended June 30, 2023.
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $0.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.6 million and $9.7 million from this supplier during the three months ended March 31, 2024 and March 31, 2023, respectively.
Note Q — Subsequent Event
On April 30, 2024, Velocity Outdoor entered into a stock purchase agreement to sell Crosman Corporation ("Crosman"), their airgun product division, to Daisy Manufacturing Company, for an enterprise value of approximately $63 million. The Company expects to record a loss on the sale of Crosman in the quarter ending June 30, 2024. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under their intercompany credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of ten businesses, or operating segments, at March 31, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno").
We acquired our existing businesses (segments) that we own at March 31, 2024 as follows:

		Ownership Interest - March 31, 2024
Business	Acquisition Date	Primary	Diluted
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.8%
Sterno	October 10, 2014	99.4%	87.5%
5.11	August 31, 2016	97.6%	87.0%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	99.3%	89.8%
BOA	October 16, 2020	91.8%	82.9%
Lugano	September 3, 2021	59.9%	54.7%
PrimaLoft	July 12, 2022	90.7%	83.1%
The Honey Pot Co.	January 31, 2024	84.8%	77.4%
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
BOA - creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan.
Ergobaby - headquartered in Torrance, California, Ergobaby is a designer, marketer and distributor of wearable baby carriers and accessories, blankets and swaddlers, nursing pillows, strollers, bouncers and related products.  Ergobaby primarily sells its Ergobaby and Baby Tula branded products through brick-and-mortar retailers, national chain stores, online retailers, its own websites and distributors and derives more than 50% of its sales from outside of the United States.
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
The Honey Pot Co.- The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012 by CEO Beatrice Dixon, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The company offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Their products can be found in more than 33,000 stores across the U.S. through mass merchants, drug and grocery retail chains, and online. The Honey Pot Co. is headquartered in Atlanta, Georgia.
Velocity Outdoor - is a leading designer, manufacturer, and marketer of airguns, archery products, laser aiming devices, hunting apparel and related accessories. Velocity Outdoor offers its products under the Crosman, Benjamin, LaserMax, Ravin, CenterPoint and King's Camo brands that are available through national retail chains, mass merchants, dealer and distributor networks. The airgun product category consists of air rifles, air pistols and a range of accessories including targets, holsters and cases. Velocity Outdoor's other primary product categories are archery, with products including CenterPoint and Ravin crossbows, consumables, which includes steel and plastic BBs, lead pellets and CO2 cartridges, lasers for firearms, and airsoft products. The apparel category offers high-performance, feature rich hunting and casual apparel of uncompromised quality utilizing King’s own proprietary camo patterns. Velocity Outdoor is headquartered in Bloomfield, New York.

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
Arnold - Arnold is a global solutions provider and manufacturer of engineered solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/transportation, oil and gas, medical, energy, reprographics and advertising specialties. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers and leading systems-integrators worldwide with a focus on North America, Europe, and Asia. Arnold has built a preferred rare earth supply chain and has leading rare earth and other permanent magnet production capabilities. Arnold is headquartered in Rochester, New York.
Sterno - Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno also manufactures creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems through Rimports. Sterno is headquartered in Plano, Texas.
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
Significant Trends Impacting Our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment remains dynamic as global macroeconomic trends, including inflationary pressures and higher interest rates, are impacting consumer spending behavior. We expect changing market conditions and continued inflationary pressures to continue to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers, even as overall consumer sentiment among other income brackets appears to be improving going into 2024. While overall inflation increased at a slower pace domestically in 2023, prices remain significantly elevated as compared to the pre-COVID-19 environment, and inflation rates remain above central banks' targets. We continue to experience modest inflationary cost increases in our materials and rising labor costs, particularly at our businesses where hourly employees comprise a larger part of the workforce. We expect that low unemployment rates and increasing wage and benefit costs will have an impact on margins at our businesses in 2024. Certain locales that our businesses operate in have also significantly increased the minimum wage over the past two years with more increases scheduled in coming years, which adds additional wage pressure to the rates we pay hourly workers in these locales.
Our lead-times for inventory have stabilized, which we expect will allow for more accurate forecasting in 2024. Several of our consumer brand businesses experienced a decrease in net revenues in 2023 resulting from higher than anticipated end market inventory levels due to supply chain normalization and a corresponding inventory ordering surge experienced in 2022. Transportation costs have also decreased from a peak, but global geopolitical threats that arose in the latter half of 2023 continue to pressure both fuel and freight costs. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
Despite the negative trends noted above, the diversification of our businesses, concentration in the North American market and actions we have taken over the last few years to improve the overall composition of our subsidiary companies and to reduce our cost of capital have positioned us, we believe, to continue to execute on our strategy during 2024 from a position of strength.

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
Recent Events
Acquisition of The Honey Pot Co.
On January 31, 2024 (the "Closing Date"), the LLC, through its newly formed acquisition subsidiaries, THP Topco, Inc., a Delaware corporation (“THP Topco”) and THP Intermediate, Inc., a Delaware corporation (“THP Buyer”), acquired The Honey Pot Company Holdings, LLC (“THP”) and certain of its affiliated entities pursuant to a Merger and Stock Purchase Agreement (the “THP Purchase Agreement”) dated January 14, 2024 by and among THP Buyer, THP, VMG Honey Pot Blocker, Inc. (“Blocker I”), NVB1, Inc. (“Blocker II”), VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Merger Sub, LLC (“THP Merger Sub”), VMG Honey Pot Holdings, LLC, as the Sellers’ Representative, and certain remaining equity holders of THP. Pursuant to the THP Purchase Agreement, subsequent to certain internal reorganizations, THP Buyer acquired all of the issued and outstanding equity of Blocker I and Blocker II and, thereafter, THP Merger Sub merged with and into THP (the “THP Merger”), with THP surviving such that the separate existence of THP Merger Sub ceased, with THP surviving the THP Merger as a wholly-owned, indirect subsidiary of the THP Topco. THP is the parent company of The Honey Pot Company (DE), LLC (“The Honey Pot Co.”).
The Company purchased The Honey Pot for a total enterprise value of $380 million, before working capital and certain other adjustments (the “THP Purchase Price”). The Company funded the THP Purchase Price with cash on hand. Certain minority equity holders of THP executed agreements pursuant to which they contributed a portion of their THP equity (the “THP Rollover Equity”) to THP Topco in exchange for THP Topco common stock. THP Topco contributed the THP Rollover Equity to THP Buyer. Certain other members of The Honey Pot Co. management team also contributed cash in exchange for equity in THP Topco. The Company directly owns approximately 85% of THP Topco, which in turn indirectly owns all of the issued and outstanding equity interests of THP and The Honey Pot Co. Concurrent with the Closing, the Company provided a credit facility to THP Buyer, THP and The Honey Pot Co., as borrowers (the “THP Credit Agreement”), pursuant to which a secured revolving loan commitment and secured term loans were made available to Buyer, THP and The Honey Pot Co. (collectively, the “Borrowers”). The initial amount outstanding under these facilities on the Closing Date was approximately $110 million.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2024 and March 31, 2023, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our subsidiary businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three months ended March 31, 2024 and 2023, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP), and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2024 and 2023, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of The Honey Pot Co. in January 2024, the pro forma results of operations for The Honey Pot Co. business segment has been prepared as if we purchased this business on January 1, 2023. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Net revenues	$524,290	$483,933
Cost of revenues	282,463	278,869
Gross profit	241,827	205,064
Selling, general and administrative expense	150,714	130,264
Fees to manager	18,067	16,270
Amortization of intangibles	26,288	23,973
Impairment expense	8,182	—
Operating income	38,576	34,557
Interest expense	(23,575)	(26,180)
Amortization of debt issuance costs	(1,005)	(1,005)
Other income (expense)	(2,874)	1,160
Income from continuing operations before income taxes	11,122	8,532
Provision for income taxes	8,686	6,920
Net income (loss) from continuing operations	$2,436	$1,612

Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net revenues
Consolidated net revenues for the three months ended March 31, 2024 increased by approximately $40.4 million, or 8.3%, compared to the corresponding period in 2023. During the three months ended March 31, 2024 compared to 2023, we saw notable increases in net revenues at BOA ($4.9 million increase) and Lugano ($39.2 million increase), offset by decreases in net revenue at Velocity Outdoor ($4.1 million decrease), Altor Solutions ($8.1 million decrease) and Sterno ($10.2 million decrease). The Honey Pot Co., which we acquired on January 31, 2024, contributed $20.2 million in net revenues in the first quarter of 2024. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
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

Cost of revenues
On a consolidated basis, cost of revenues increased approximately $3.6 million during the three months ended March 31, 2024 compared to the corresponding period in 2023. We saw notable increases in cost of revenues at BOA ($1.5 million increase) and Lugano ($12.5 million increase) that correlates with the increase in net revenue in the first quarter of 2024. We saw notable decreases in cost of revenues at Velocity ($2.6 million decrease), Altor ($7.6 million decrease), and Sterno ($11.3 million decrease) that corresponded to the decrease in net revenue noted above. The Honey Pot Co. had cost of sales of $11.6 million in the first quarter of 2024 post-acquisition. Gross profit as a percentage of net revenues was approximately 46.1% in the three months ended March 31, 2024 compared to 42.4% in the three months ended March 31, 2023. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023 is driven by the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Our branded consumer businesses had gross profit as a percentage of net revenues of 53.8% in the first quarter of 2024 as compared to 52.0% in the first quarter of 2023, while our industrial businesses had gross profit as a percentage of net revenues of 28.6% in the first quarter of 2024 as compared to 25.7% in the first quarter of 2023. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $20.5 million during the three months ended March 31, 2024, compared to the corresponding period in 2023. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, increases in employee compensation and increases in fulfillment costs. We saw notable increase in selling, general and administrative expenses at BOA ($1.7 million of the increase), Ergobaby ($1.3 million of the increase) and Lugano ($7.1 million of the increase). The Honey Pot Co. had selling, general and administrative expense of $8.9 million in the first quarter of 2024 post-acquisition, of which $3.5 million was transaction costs associated with the acquisition. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $4.9 million in the first quarter of 2024 and $4.8 million in the first quarter of 2023, an increase of $0.1 million.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended March 31, 2024, we incurred approximately $18.1 million in management fees as compared to $16.3 million in fees in the three months ended March 31, 2023. The increase in management fees is primarily attributable to our acquisition of The Honey Pot Co. in January 2024.
CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first quarter of 2023 than would have normally been due. PrimaLoft was acquired in July 2022.
Amortization expense
Amortization expense for the three months ended March 31, 2024 increased $2.3 million as compared to the three months ended March 31, 2023 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for The Honey Pot Co., which was acquired in January 2024.
Impairment expense
In connection with our annual goodwill impairment test, we tested the goodwill at the Velocity reporting unit quantitatively. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the quarter ended March 31, 2024.
Interest expense
We recorded interest expense totaling $23.6 million for the three months ended March 31, 2024 compared to $26.2 million for the comparable period in 2023, a decrease of $2.6 million. We received $1.8 million in interest income on our cash balances at the LLC during the three months ended March 31, 2024 related to the proceeds from our sale of Marucci. The remaining decrease in interest expense in the current quarter reflects the lower average amount outstanding under our revolving credit facility in the first quarter of 2024 as compared to the first quarter of 2023. There was an average of $29 million outstanding on the revolving credit facility in the first quarter of 2024 and $107 million outstanding in the first quarter of 2023. The amount outstanding on the revolving credit facility in the last year was impacted by the timing of our dispositions and acquisitions in the past year, with the proceeds from the sale of Advanced Circuits in February 2023 used to pay down outstanding balances on the facility, and the proceeds from the sale of Marucci in November 2023 used to pay for the acquisition of The Honey Pot Co. rather than using the availability under the facility.
Other income (expense)
For the quarter ended March 31, 2024, we recorded $2.9 million in other expense as compared to $1.2 million in other income in the quarter ended March 31, 2023, a decrease of $4.0 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the quarter ended March 31, 2024, the other expense reflects a loss on an equity method investment at Altor Solutions.
Income taxes
We had an income tax provision of $8.7 million during the three months ended March 31, 2024 compared to an income tax provision of $6.9 million during the same period in 2023, an increase of $1.8 million. Our effective tax rate in the quarter ended March 31, 2024 was 78.1%, compared to an effective income tax rate of 81.1% during the same period in 2023. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% percent and our effective income tax rate in 2024 was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries and the impairment expense recognized at Velocity in the first quarter of 2024.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$124,974	100.0%	$124,452	100.0%
Gross profit	$65,927	52.8%	$64,943	52.2%
SG&A	$55,339	44.3%	$54,831	44.1%
Segment operating income	$8,167	6.5%	$7,670	6.2%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were $125.0 million as compared to net sales of $124.5 million for the three months ended March 31, 2023, an increase of $0.5 million, or 0.4%. This increase was driven largely by a $2.7 million increase in international sales growth from strong demand, which was partially offset by a $1.1 million decrease in direct-to-consumer sales, and a $0.8 million decrease in domestic wholesale sales due to decreased inventory availability.
Gross profit
Gross profit was $65.9 million in the three months ended March 31, 2024 as compared to $64.9 million in the three months ended March 31, 2023, an increase of $1.0 million. Gross profit as a percentage of net sales was 52.8% in the first quarter of 2024 as compared to 52.2% in the first quarter of 2023. Gross profit as a percentage of net sales was favorably impacted by decreased product costs.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 was $55.3 million, or 44.3% of net sales compared to $54.8 million, or 44.1% of net sales for the comparable period in 2023. The increase in selling, general and administrative expense was largely driven by the costs associated with additional retail stores and increased headcount from March 31, 2023, which was offset by a decrease in outside service and bonus related expenses.
Segment operating income
Segment operating income for the three months ended March 31, 2024 was $8.2 million, an increase of $0.5 million when compared to segment operating income of $7.7 million for the same period in 2023, based on the factors described above.
BOA

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$42,903	100.0%	$37,986	100.0%
Gross profit	$26,215	61.1%	$22,791	60.0%
SG&A	$12,381	28.9%	$10,660	28.1%
Segment operating income	$9,656	22.5%	$7,951	20.9%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were $42.9 million as compared to net sales of $38.0 million for the three months ended March 31, 2023, an increase of $4.9 million, or 12.9%. The increase was reflected across key industries including Cycling, Athletic, Workwear and Snow Sports. The increase in sales was a result of the improvement of end market inventory levels, coupled with market share gains in many of our key industries.
Gross profit
Gross profit was $26.2 million in the three months ended March 31, 2024 as compared to $22.8 million for the three months ended March 31, 2023, an increase of $3.4 million. Gross Profit as a percentage of net sales was 61.1% in the three months ended March 31, 2024 as compared to 60.0% for the three months ended March 31, 2023. The increase in gross profit as a percentage of net sales was driven by manufacturing overhead leverage, reduced freight and warranty costs as well as product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 was $12.4 million, or 28.9% of net sales compared to $10.7 million, or 28.1% of net sales for the comparable period in 2023. The increase in selling, general, and administrative expense is primarily due to increased employee costs related to BOA’s bonus plan and equity program.
Segment operating income
Segment operating income for the three months ended March 31, 2024 was $9.7 million, an increase of $1.7 million when compared to segment operating income of $8.0 million for the same period in 2023, based on the factors described above.

Ergobaby

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$21,218	100.0%	$22,418	100.0%
Gross profit	$13,958	65.8%	$14,115	63.0%
SG&A	$12,991	61.2%	$11,737	52.4%
Segment operating income (loss)	$(998)	(4.7)%	$388	1.7%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were $21.2 million, a decrease of $1.2 million, or 5.4%, compared to the same period in 2023. During the three months ended March 31, 2024, international sales were approximately $12.1 million, representing a decrease of $1.5 million over the corresponding period in 2023, primarily as a result of timing of Asia-Pacific distributor orders and an European warehouse transition during March causing delayed shipments. Domestic sales were $9.1 million in the first quarter of 2024, reflecting an increase of $0.3 million compared to the corresponding period in 2023. The increase in domestic sales was primarily due to increases from online channels across brands.
Gross profit
Gross profit as a percentage of net sales was 65.8% for the three months ended March 31, 2024, as compared to 63.0% for the three months ended March 31, 2023. The increase in gross profit as a percentage of sales was due to shifts in channel mix and reduced costs.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.3 million quarter over quarter, with expense of $13.0 million, or 61.2% of net sales for the three months ended March 31, 2024 as compared to $11.7 million or 52.4% of net sales for the same period of 2023. The increase in selling, general and administrative expense in the three months ended March 31, 2024 as compared to the comparable period in the prior year is due to increased outbound freight, warehousing and marketing expenses, as well as increased legal fees.
Segment operating income (loss)
Ergobaby had segment operating loss of $1.0 million for the three months ended March 31, 2024, a decrease of $1.4 million compared to the same period in 2023, based on the factors noted above.
Lugano

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$103,039	100.0%	$63,887	100.0%
Gross profit	$60,904	59.1%	$34,277	53.7%
SG&A	$20,159	19.6%	$13,073	20.5%
Segment operating income	$39,317	38.2%	$19,776	31.0%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the quarter ended March 31, 2024 increased approximately $39.2 million, or 61.3%, to $103.0 million, compared to the corresponding quarter ended March 31, 2023. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado and Connecticut, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year period, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano also opened its

Washington D.C. location in March 2023 and its Greenwich, Connecticut location in September 2023, and expects to open more retail locations in the near term to further expand sales opportunities, including a salon in London in the second quarter of 2024.
Gross profit
Gross profit as a percentage of net sales totaled approximately 59.1% and 53.7% for the quarters ended March 31, 2024 and March 31, 2023, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The increase in margins is attributable to pricing and product mix, especially in its higher priced jewelry pieces.
Selling, general and administrative expense
Selling, general and administrative expense was $20.2 million for the three months ended March 31, 2024 as compared to $13.1 million in selling, general and administrative expense in the three months ended March 31, 2023. Selling, general and administrative expense represented 19.6% of net sales in the three months ended March 31, 2024 and 20.5% of net sales for the same period of 2023. The increase in selling, general and administrative expense is primarily due to increased marketing spend and personnel costs, and variable costs that correlate to the increase in revenue. Lugano continues to increase its head count as it invests in additional professionals to support its growth.
Segment operating income
Segment operating income increased during the three months ended March 31, 2024 to $39.3 million, as compared to $19.8 million in the corresponding period in 2023. This increase was a result of the factors noted above.
PrimaLoft

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$22,541	100.0%	$24,529	100.0%
Gross profit	$14,050	62.3%	$15,580	63.5%
SG&A	$5,297	23.5%	$5,106	20.8%
Segment operating income	$3,300	14.6%	$5,021	20.5%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were $22.5 million, a decrease of $2.0 million as compared to net sales of $24.5 million for the three months ended March 31, 2023. The decrease in net sales in the current quarter versus the quarter ended March 31, 2023 is attributable to lower ordering from existing customers due to higher inventory levels that retailers are challenged to normalize with consumer demand, which more than offset new customer wins. We expect that retail ordering will begin to normalize this year which we believe will improve our results in 2024.
Gross profit
Gross profit for the quarter ended March 31, 2024 decreased $1.5 million as compared to the three months ended March 31, 2023. Gross profit as a percentage of net sales for the three months ended March 31, 2024 was 62.3%, as compared to gross profit as a percentage of sales of 63.5% for the three months ended March 31, 2023. The decrease in gross profit as a percentage of net sales in the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023 is due to product margin shift.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 was $5.3 million, or 23.5% of net sales compared to $5.1 million, or 20.8% of net sales for the three months ended March 31, 2023. Selling, general and administrative expense in the prior year quarter included $1.2 million in integration services fees associated with the Company's acquisition of PrimaLoft. The increase in selling, general and administrative expense is due to the increase in headcount as PrimaLoft continues to focus on future growth.

Segment operating loss
Segment operating income for the three months ended March 31, 2024 was $3.3 million, a decrease of $1.7 million when compared to segment operating income of $5.0 million for the same period in 2023, as a result of the factors noted above.
The Honey Pot Co.
In the following results of operations, we provide comparative pro forma results of operations for The Honey Pot Co. for the three months ended March 31, 2024 and March 31, 2023 as if we had acquired the business on January 1, 2023. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for The Honey Pot Co. have been included in the consolidated results of operation from the date of acquisition in January 2024.

	Three months ended
	March 31, 2024		March 31, 2023
	Proforma		Proforma
Net sales	$30,836	100.0%	$31,878	100.0%
Gross profit	$14,919	48.4%	$18,950	59.4%
SG&A	$11,656	37.8%	$8,608	27.0%
Segment operating (loss) income	$(535)	(1.7)%	$6,544	20.5%
Pro forma results of operations include the following pro forma adjustments as if we had acquired The Honey Pot Co. on January 1, 2023:
•Incremental stock compensation expense of $0.2 million for the three months ended March 31, 2024 and $0.3 million for the three months ended March 31, 2023. This amount is included in SG&A above and reduces segment operating income.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for THP of $1.2 million for the three months ended March 31, 2024 and $3.5 for the three months ended March 31, 2023. This amount reduces segment operating income.
•Management fees that would have been payable to the Manager during each period. THP will pay a management fee of $1.0 million per year ($0.25 million per quarter) to CGM. This amount reduces segment operating income.
Proforma three months ended March 31, 2024 compared to proforma three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were $30.8 million, a decrease of $1.0 million or 3.3% from net sales of $31.9 million for the three months ended March 31, 2023. The decrease in net sales is primarily due to normalized replenishment levels in the current quarter as compared to larger, pipe fill orders from new customers and doors added in the drug and grocery channels in the first quarter of 2023.
Gross profit
Gross profit for the quarter ended March 31, 2024 decreased $4.0 million as compared to the three months ended March 31, 2023. Gross profit as a percentage of net sales for the three months ended March 31, 2024 was 48.4%, as compared to gross profit as a percentage of sales of 59.4% for the three months ended March 31, 2023. Cost of sales in the quarter ended March 31, 2024 includes $2.7 million in amortization of the inventory step-up resulting from the acquisition purchase allocation. Excluding the effect of the step-up amortization, gross profit as a percentage of net sales for the first quarter of 2024 was 57.0%. The decline in gross profit as a percentage of net sales in the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023 is attributable to channel mix shift and higher fixed costs due to the replacement of 3PL distribution with a larger dedicated distribution center to support future growth and that will benefit from scale efficiencies over time.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 was $11.7 million, or 37.8% of net sales compared to $8.6 million, or 27.0% of net sales for the three months ended March 31, 2023. Selling, general and administrative expense in the current quarter includes $3.5 million in transaction costs associated with the Company's acquisition of The Honey Pot Co.
Segment operating income (loss)
Segment operating loss for the three months ended March 31, 2024 was $0.5 million, a decrease of $7.1 million when compared to segment operating income of $6.5 million for the same period in 2023, as a result of the factors noted above.
Velocity Outdoor

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$29,899	100.0%	$34,040	100.0%
Gross profit	$6,498	21.7%	$8,015	23.5%
SG&A	$8,219	27.5%	$8,770	25.8%
Impairment expense	$8,182	27.4%	$—	—%
Segment operating loss	$(12,424)	(41.6)%	$(3,276)	(9.6)%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were $29.9 million, a decrease of $4.1 million or 12.2%, compared to the same period in 2023. The decrease in net sales for the three months ended March 31, 2024 is due to reduced traffic at retail along with continued focus on inventory levels by our customers.
Gross profit
Gross profit for the quarter ended March 31, 2024 decreased $1.5 million as compared to the quarter ended March 31, 2023. Gross profit as a percentage of net sales decreased to 21.7% for the three months ended March 31, 2024 as compared to 23.5% in the three months ended March 31, 2023 due to customer mix and reduced absorption of manufacturing costs driven by lower revenue.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 was $8.2 million, or 27.5% of net sales compared to $8.8 million, or 25.8% of net sales for the three months ended March 31, 2023. Selling, general and administrative expense decreased $0.6 million in the quarter ended March 31, 2024 as compared to the prior period but increased as a percentage of net sales due to the decrease in revenue noted above.
Impairment expense
The Velocity reporting unit was tested quantitatively in connection with the company's annual goodwill impairment testing, The impairment test resulted in Velocity recording impairment expense of $8.2 million in the quarter ended March 31, 2024 after the fair value of the reporting unit did not exceed the carrying value.
Segment operating loss
Segment operating loss for the three months ended March 31, 2024 was $12.4 million, an increase of $9.1 million when compared to segment operating loss of $3.3 million for the same period in 2023 based on the factors noted above.

Industrial Businesses
Altor Solutions

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$53,404	100.0%	$61,512	100.0%
Gross profit	$16,173	30.3%	$16,713	27.2%
SG&A	$6,950	13.0%	$7,182	11.7%
Segment operating income	$6,628	12.4%	$6,934	11.3%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the quarter ended March 31, 2024 were $53.4 million, a decrease of $8.1 million, or 13.2%, compared to the quarter ended March 31, 2023. The decrease in net sales during the quarter was due to shifting market conditions of the food delivery and other cold chain markets, which represent one of Altor's largest customer segments.
Gross profit
Gross profit as a percentage of net sales was 30.3% and 27.2% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross profit as a percentage of net sales in the quarter ended March 31, 2024, was primarily due to an improved cost base and raw material savings.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 was $7.0 million as compared to $7.2 million for the three months ended March 31, 2023, a decrease of $0.2 million. The decrease in selling, general and administrative expense in the first quarter of 2024 was due to lower incentive compensation as a result of the decrease in revenue.
Segment operating income
Segment operating income was $6.6 million in the three months ended March 31, 2024, a decrease of $0.3 million as compared to the three months ended March 31, 2023, based on the factors noted above.
Arnold

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$41,287	100.0%	$40,090	100.0%
Gross profit	$11,805	28.6%	$12,041	30.0%
SG&A	$6,883	16.7%	$6,252	15.6%
Segment operating income	$4,172	10.1%	$5,038	12.6%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were approximately $41.3 million, an increase of $1.2 million compared to the same period in 2023. International sales were $13.4 million in both the three months ended March 31, 2024 and the three months ended March 31, 2023. The increase in net sales is primarily a result of increased demand in several markets including Aerospace and Defense, and Oil and Gas, partially offset by lower demand in the Industrial and Transportation markets.

Gross profit
Gross profit for the three months ended March 31, 2024 was approximately $11.8 million compared to approximately $12.0 million in the same period of 2023. Gross profit as a percentage of net sales decreased to 28.6% for the quarter ended March 31, 2024 from 30.0% in the quarter ended March 31, 2023 principally due to product mix and higher staffing related costs.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended March 31, 2024 was $6.9 million, an increase in expense of approximately $0.6 million compared to $6.3 million for the three months ended March 31, 2023 due to increases in travel expense and consulting fees during the current quarter. Selling, general and administrative expense was 16.7% of net sales in the three months ended March 31, 2024 and 15.6% in the three months ended March 31, 2023.
Segment operating income
Segment operating income for the three months ended March 31, 2024 was approximately $4.2 million, a decrease of $0.9 million when compared to the same period in 2023, as a result of the factors noted above.
Sterno

	Three months ended
	March 31, 2024		March 31, 2023
Net sales	$64,860	100.0%	$75,019	100.0%
Gross profit	$17,711	27.3%	$16,560	22.1%
SG&A	$8,689	13.4%	$7,830	10.4%
Segment operating income	$4,785	7.4%	$4,493	6.0%
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Net sales
Net sales for the three months ended March 31, 2024 were approximately $64.9 million, a decrease of $10.2 million, or 13.5%, compared to the same period in 2023. The net sales variance reflects lower sales due to changes in consumer discretionary buying behaviors as a result of inflationary pressures.
Gross profit
Gross profit as a percentage of net sales increased from 22.1% for the three months ended March 31, 2023 to 27.3% for the three months ended March 31, 2024. The increase in gross profit percentage in the first quarter of 2024 as compared to the first quarter of 2023 was primarily attributable to favorable direct materials, labor and freight costs across both divisions of the company.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended March 31, 2024 was approximately $8.7 million as compared to $7.8 million for the three months ended March 31, 2023, an increase of $0.9 million reflecting an increase in sales and marketing related salaries and promotional activity for both divisions of the company in the current period. Selling, general and administrative expense represented 13.4% of net sales for the three months ended March 31, 2024 and 10.4% for the three months ended March 31, 2023.
Segment operating income
Segment operating income for the three months ended March 31, 2024 was approximately $4.8 million, an increase of $0.3 million compared to the three months ended March 31, 2023 based on the factors noted above.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. In January 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million of the common shares of the Trust in amounts and at times to be determined by us. In the first quarter of 2024, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $100 million of the preferred shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common and preferred shares and determinations by us regarding appropriate sources of funding.
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of March 31, 2024, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300.0 million of indebtedness associated with our 5.000% 2032 Notes, $382.5 million outstanding on our 2022 Term Loan, and $46.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At March 31, 2024, approximately 25% of our outstanding debt was subject to interest rate changes.
At March 31, 2024, we had approximately $64.7 million of cash and cash equivalents on hand, a decrease of $385.8 million as compared to the year ended December 31, 2023. In November 2023, we sold our Marucci subsidiary, receiving approximately $484.0 million of total proceeds at closing. A portion of the proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Revolving Credit Facility and the remaining amount was held in short term investment and savings accounts at December 31, 2023. On January 31, 2024, the Company completed the acquisition of The Honey Pot Co. using cash held on our balance sheet. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Our availability under our 2022 Revolving Credit Facility at March 31, 2024 was $551.6 million. The change in cash and cash equivalents for the three months ended March 31, 2024 and 2023 is as follows:
Operating Activities:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Cash provided by (used in) operating activities	$(13,201)	$15,545

For the three months ended March 31, 2024, cash flows used in operating activities totaled approximately $13.2 million, which represents a $28.7 million increase in cash use compared to cash provided by operating activities of $15.5 million during the three-month period ended March 31, 2023. Cash used in operating activities for working capital for the three months ended March 31, 2024 was $60.9 million, as compared to cash used in operating activities for working capital of $36.9 million for the three months ended March 31, 2023. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter of the prior year. In the prior year, several of our businesses were working through higher levels of inventory that that were increased to combat supply chain issues during 2022 given longer lead times, resulting in lower cash outflows in the first quarter of 2023.
Lugano has used significant cash to build inventory to support its sales growth strategy, with net inventory build of $80 million in the first quarter of 2024 and $27 million in the first quarter of 2023. We expect Lugano to continue to use working capital to support its growth.

Investing Activities:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Cash provided by (used in) investing activities	$(382,478)	$154,724

Cash flows used in investing activities for the three months ended March 31, 2024 totaled $382.5 million, compared to cash provided by investing activities of $154.7 million in the same period of 2023. In the current year, cash used in investing activities reflects our acquisition of The Honey Pot Co. in January 2024, while in the prior year, investing activities reflects the sale of Advanced Circuits and the proceeds received related to the sale. Capital expenditures spend decreased $7.2 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, with $7.7 million in capital expenditures in 2024 and $14.9 million in capital expenditures in 2023. The decrease in capital expenditures is primarily due to a lower investment at 5.11 as they reduced the number of retail stores they plan to open in the current year as compared to the prior year. We expect capital expenditures for the full year of 2024 to be between approximately $50 million to $60 million.
Financing Activities:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Cash provided by (used in) financing activities	$10,905	$(178,446)

Cash flows provided by financing activities totaled approximately $10.9 million during the three months ended March 31, 2024 compared to cash flows used in financing activities of $178.4 million during the three months ended March 31, 2023. Financing activities in the current year reflects $2.0 million in Trust common and preferred shares issued under our at-the-market share offering program while financing activities in the first three months of 2023 reflects $4.0 million on purchases under our share repurchase program. In the current year, we borrowed $46 million, net, against our 2022 Revolving Credit Facility, while in the prior year, we used the proceeds from our sale of Advanced Circuits to repay amounts outstanding under our revolving credit facility, resulting in net repayments in the first quarter of 2023 of $147 million under our 2022 Revolving Credit Facility. The current year cash provided by financing activities also reflects the amount of equity investment made by noncontrolling shareholders related to the acquisition of The Honey Pot Co. ($41.7 million). Financing activities in both periods reflect the payment of our common and preferred share distributions, and current period financing cash flows includes the payment of the profit allocation from the sale of Marucci to the Allocation Interest Holders of $48.9 million.
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
We will from time to time, amend the intercompany credit agreements to reflect changes in the business or funding needs of our businesses. The following amendments have been made in the time period indicated:
We have made several amendments to the Lugano intercompany credit agreement to allow Lugano to continue to expand their operations and build inventory to support their salon expansion. Amendments were made to the Lugano intercompany credit agreement in the first quarter of 2024, and the second, third and fourth quarter of 2023. We expect to continue to fund Lugano to support their sales growth in the upcoming year.

In the first quarter of 2024, we amended the PrimaLoft intercompany credit agreement to amend the fixed charge ratio and leverage ratio covenants contained within their intercompany credit agreement.
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
All of our subsidiaries except PrimaLoft and Velocity were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2024. We issued a waiver to PrimaLoft for the quarters ended December 31, 2023 and March 31, 2024 related to their leverage ratio in the intercompany credit agreement. We issued a waiver to Velocity related to the fixed charge and leverage ratios in the intercompany credit agreement for the quarter ended March 31, 2024.
All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of March 31, 2024, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$129,671
BOA	207,731
Ergobaby	83,125
Lugano	451,011
PrimaLoft	155,700
The Honey Pot Co.	108,500
Velocity Outdoor	114,850
Altor	71,743
Arnold	67,697
Sterno	115,664
Total intercompany debt	$1,505,692
Corporate and eliminations	(1,505,692)
Total	$—
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
We had $551.6 million in net availability under the 2022 Revolving Credit Facility at March 31, 2024. The outstanding borrowings under the 2022 Revolving Credit Facility include $2.5 million of outstanding letters of credit at March 31, 2024, which are not reflected on our balance sheet.
Senior Notes
2032 Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the "2032 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (the "Securities Act"), and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the LLC and U.S. Bank National Association, as trustee. The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on July 15th and January 15th of each year. The 2032 Notes are general unsecured obligations of the LLC and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2032 Notes were used to repay debt outstanding under the 2021 Credit Facility.
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
The following table reflects required and actual financial ratios as of March 31, 2024 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	4.15:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.89:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	3.84:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Interest on credit facilities	$7,985	$8,728
Interest on Senior Notes	16,875	16,875
Unused fee on Revolving Credit Facility	551	491
Other interest expense	12	92
Interest income	(1,848)	(6)
Interest expense, net	$23,575	$26,180

The following table provides the effective interest rate of the Company’s outstanding debt at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.59%	382,500	7.50%	385,000
2022 Revolving Credit Facility	8.16%	46,000	—%	—
Unamortized debt issuance costs		(12,518)		(13,121)
Total debt outstanding		$1,715,982		$1,671,879

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

Adjusted EBITDA
Three months ended March 31, 2024
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(5,248)	$3,400	3,351	$(1,831)	$20,204	$(1,313)	$(3,490)	$(15,973)	$693	$1,651	$992	$2,436
Adjusted for:
Provision (benefit) for income taxes	—	1,203	540	(1,310)	7,044	(80)	(1,167)	579	628	796	453	8,686
Interest expense, net	23,593	(3)	(3)	—	3	(2)	(22)	44	—	(35)	—	23,575
Intercompany interest	(39,938)	3,526	5,492	2,123	11,758	4,616	1,996	3,218	2,009	1,700	3,500	—
Depreciation and amortization	254	5,873	5,438	2,185	2,347	5,327	5,138	3,276	4,085	2,153	4,935	41,011
EBITDA	(21,339)	13,999	14,818	1,167	41,356	8,548	2,455	(8,856)	7,415	6,265	9,880	75,708
Other (income) expense	(39)	(34)	75	(5)	76	—	(17)	(297)	3,236	52	(173)	2,874
Noncontrolling shareholder compensation	—	534	1,429	259	504	680	145	194	252	4	329	4,330
Impairment expense	—	—	—	—	—	—	—	8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	—	3,479	—	—	—	—	3,479
Other	—	—	—	—	—	—	90	—	—	—	184	274
Adjusted EBITDA	$(21,378)	$14,499	$16,322	$1,421	$41,936	$9,228	$6,152	$(777)	$10,903	$6,321	$10,220	$94,847

Adjusted EBITDA
Three months ended March 31, 2023
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(14,212)	$2,150	$5,368	$(1,235)	$9,968	$(1,227)	$(4,501)	$2,701	$2,305	$295	$1,612
Adjusted for:
Provision (benefit) for income taxes	—	726	622	(551)	3,387	1,949	(1,455)	1,094	1,040	108	6,920
Interest expense, net	26,052	(1)	(2)	—	4	(2)	124	—	5	—	26,180
Intercompany interest	(31,467)	4,799	1,792	2,149	6,284	4,322	3,128	2,874	1,649	4,470	—
Depreciation and amortization	316	6,452	5,693	2,039	2,850	5,360	3,387	4,165	2,019	5,027	37,308
EBITDA	(19,311)	14,126	13,473	2,402	22,493	10,402	683	10,834	7,018	9,900	72,020
Other (income) expense	(128)	(77)	114	—	—	(104)	(675)	204	(2)	(492)	(1,160)
Noncontrolling shareholder compensation	—	252	664	312	395	(708)	230	316	9	171	1,641
Integration services fee	—	—	—	—	—	1,187	—	—	—	—	1,187
Other	—	—	—	—	—	—	—	—	—	432	432
Adjusted EBITDA (1)	$(19,439)	$14,301	$14,251	$2,714	$22,888	$10,777	$238	$11,354	$7,025	$10,011	$74,120

(1) As a result of the sale of Marucci in November 2023, Adjusted EBITDA does not include $17.7 million that was previously included in the three months ended March 31, 2023.

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2024	2023
Net income	$5,781	$109,601
Income (loss) from discontinued operations, net of tax	—	10,000
Gain on sale of discontinued operations, net of tax	3,345	97,989
Net income from continuing operations	$2,436	$1,612
Less: income from continuing operations attributable to noncontrolling interest	7,429	4,171
Net loss attributable to Holdings - continuing operations	$(4,993)	$(2,559)
Adjustments:
Distributions paid - preferred shares	(6,045)	(6,045)
Amortization expense - intangibles and inventory step-up	29,114	25,148
Impairment expense	8,182	—
Stock compensation	4,330	1,641
Acquisition expenses	3,479	—
Integration Services Fee	—	1,187
Other	274	432
Adjusted Earnings	$34,341	$19,804
Plus (less):
Depreciation expense	10,892	11,155
Income tax provision	8,686	6,920
Interest expense	23,575	26,180
Amortization of debt issuance costs	1,005	1,005
Income from continuing operations attributable to noncontrolling interest	7,429	4,171
Distributions paid - preferred shares	6,045	6,045
Other (income) expense	2,874	(1,160)
Adjusted EBITDA	$94,847	$74,120

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
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the Company's adjusted net assets, as defined in the MSA. Our Chief Executive Officer is a partner of CGM.
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at March 31, and June 30, 2023 than would normally have been due.

For the three months ended March 31, 2024 and 2023, the Company incurred the following management fees to CGM, by entity:

	Three months ended March 31,
(in thousands)	2024	2023
5.11	$250	$250
BOA	250	250
Ergobaby	125	125
Lugano	188	188
PrimaLoft	250	250
The Honey Pot Co.	—	—
Velocity	125	125
Altor	188	188
Arnold Magnetics	125	125
Sterno	125	125
Corporate	16,441	14,644
	$18,067	$16,270
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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024.
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
The sale of Marucci in November 2023 represented a Sale Event and the Company's board of director's approved a distribution of $48.9 million in the first quarter of 2024. This distribution was paid to the Holders of the Allocation

Interests in February 2024.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $0.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.6 million and $9.7 million from this supplier during the three months ended March 31, 2024 and March 31, 2023, respectively.
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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.
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
2024 Annual Impairment Testing
For our annual impairment testing at March 31, 2024, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, we determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. We performed a quantitative test of Velocity and the results of the testing indicated that the fair value of Velocity did not exceed the carrying value, resulting in goodwill impairment expense of $8.2 million as of March 31, 2024, which represented the remaining balance of goodwill at Velocity.
2023 Interim goodwill impairment testing
PrimaLoft - The Company performed an interim impairment test of goodwill at PrimaLoft as of December 31, 2023. As a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation performed when PrimaLoft was acquired as well as the failure of certain financial covenants in the intercompany credit agreement as of December 31, 2023, the Company determined that a triggering event had occurred. The Company performed the quantitative impairment test using both an income approach and a market approach. The prospective information used in the income approach considers macroeconomic data, industry and reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the PrimaLoft reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 11.3%. The results of the quantitative impairment testing indicated that the fair value of the PrimaLoft reporting unit did not exceed its carrying value, resulting in goodwill impairment expense of $57.8 million in the year ended December 31, 2023.
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
2023 Annual Impairment Testing
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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible assets consist of trade names with a carrying value of approximately $57.0 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible assets, which we completed as of March 31, 2024, indicated that the fair value of the indefinite lived intangible assets exceeded their carrying value.
Recent Accounting Pronouncements
Refer to Note A - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2023. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2024. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of March 31, 2024.

There have been no material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.3	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.4
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

3.5
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.6
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.7
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)),

3.8
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.9
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

3.10
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.11
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.12
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024(File No. 001-34926)).

3.13
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.14
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.15
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.6 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

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

99.1
Merger and Stock Purchase Agreement, dated January 14, 2024, by and among The Honey Pot Company Holdings, LLC, VMG Honey Pot Blocker, Inc., NVB1, Inc., VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Intermediate, Inc., THP Merger Sub, LLC, the Sellers’ Representative and certain other equity holders of THP (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on January 16, 2024).

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

Date: May 1, 2024	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2024	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.3	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.4
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

3.5
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.6
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.7
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)),

3.8
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.9
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

3.10
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.11
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.12
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024(File No. 001-34926)).

3.13
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.14
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.15
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.6 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

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

99.1
Merger and Stock Purchase Agreement, dated January 14, 2024, by and among The Honey Pot Company Holdings, LLC, VMG Honey Pot Blocker, Inc., NVB1, Inc., VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Intermediate, Inc., THP Merger Sub, LLC, the Sellers’ Representative and certain other equity holders of THP (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on January 16, 2024).

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