Form 10-Q
period 2024-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2024-07-31
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 26, 2024, there were 75,652,286 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2024

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
•the “Manager” refer to Compass Group Management LLC (“CGM”);
•the "Trust Agreement" refer to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021, as further amended;
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,370	$450,477
Accounts receivable, net	358,530	318,241
Inventories, net	843,634	740,387
Prepaid expenses and other current assets	126,027	94,715
Total current assets	1,396,561	1,603,820
Property, plant and equipment, net	180,928	192,562
Goodwill	1,003,685	901,428
Intangible assets, net	1,088,647	923,905
Other non-current assets	188,373	195,266
Total assets	$3,858,194	$3,816,981
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$94,837	$93,412
Accrued expenses	174,037	157,456
Due to related parties (refer to Note P)	17,928	16,025
Current portion, long-term debt	10,000	10,000
Other current liabilities	37,486	35,465
Total current liabilities	334,288	312,358
Deferred income taxes	138,218	120,131
Long-term debt	1,712,084	1,661,879
Other non-current liabilities	204,852	203,232
Total liabilities	2,389,442	2,297,600
Commitments and contingencies (refer to Note O)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 13,011 shares issued and outstanding at June 30, 2024 and 12,600 shares issued and outstanding at December 31, 2023
Series A preferred shares, no par value; 4,045 shares issued and outstanding at June 30, 2024 and 4,000 shares issued and outstanding at December 31, 2023	97,453	96,417
Series B preferred shares, no par value; 4,128 shares issued and outstanding at June 30, 2024 and and 4,000 shares issued and outstanding at December 31, 2023	99,558	96,504
Series C preferred shares, no par value; 4,838 shares issued and outstanding at June 30, 2024 and 4,600 shares issued and outstanding at December 31, 2023	116,710	110,997
Trust common shares, no par value, 500,000 authorized; 75,958 shares issued and 75,476 shares outstanding at June 30, 2024 and 75,753 issued and 75,270 outstanding at December 31, 2023	1,285,796	1,281,303
Treasury shares, at cost	(9,339)	(9,339)
Accumulated other comprehensive income (loss)	(4,503)	111
Accumulated deficit	(369,171)	(249,243)
Total stockholders’ equity attributable to Holdings	1,216,504	1,326,750
Noncontrolling interest	252,248	192,631
Total stockholders’ equity	1,468,752	1,519,381
Total liabilities and stockholders’ equity	$3,858,194	$3,816,981
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net revenues	$542,595	$486,889	$1,066,885	$970,822
Cost of revenues	283,481	270,248	565,944	549,117
Gross profit	259,114	216,641	500,941	421,705
Operating expenses:
Selling, general and administrative expense	151,446	133,755	302,160	264,019
Management fees	18,864	16,795	36,931	33,065
Amortization expense	27,461	23,978	53,749	47,951
Impairment expense	—	—	8,182	—
Operating income	61,343	42,113	99,919	76,670
Other income (expense):
Interest expense, net	(26,561)	(26,613)	(50,136)	(52,793)
Amortization of debt issuance costs	(1,004)	(1,024)	(2,009)	(2,029)
Loss on sale of Crosman (refer to Note C)	(24,606)	—	(24,606)	—
Other income (expense), net	(1,375)	(105)	(4,249)	1,055
Income from continuing operations before income taxes	7,797	14,371	18,919	22,903
Provision for income taxes	21,520	4,320	30,206	11,240
Income (loss) from continuing operations	(13,723)	10,051	(11,287)	11,663
Income from discontinued operations, net of income taxes	—	2,840	—	12,840
Gain on sale of discontinued operations, net of income taxes	—	4,232	3,345	102,221
Net income (loss)	(13,723)	17,123	(7,942)	126,724
Less: Net income from continuing operations attributable to noncontrolling interest	5,806	3,498	13,235	7,669
Less: Net income from discontinued operations attributable to noncontrolling interest	—	19	—	52
Net income (loss) attributable to Holdings	$(19,529)	$13,606	$(21,177)	$119,003

Amounts attributable to Holdings
Income (loss) from continuing operations	$(19,529)	$6,553	$(24,522)	$3,994
Income from discontinued operations, net of income tax	—	2,821	—	12,788
Gain on sale of discontinued operations, net of income tax	—	4,232	3,345	102,221
Net income (loss) attributable to Holdings	$(19,529)	$13,606	$(21,177)	$119,003

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$(0.45)	$(0.45)	$(1.30)	$(0.59)
Discontinued operations	—	0.10	0.04	1.57
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$(0.45)	$(0.35)	$(1.26)	$0.98

Basic weighted average number of shares of common shares outstanding	75,389	71,932	75,332	72,055

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.25	$0.50	$0.50

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$(13,723)	$17,123	$(7,942)	$126,724
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,309)	610	(2,548)	1,856
Pension benefit liability, net	(1,233)	86	(2,066)	(438)
Other comprehensive income (loss)	(2,542)	696	(4,614)	1,418
Total comprehensive income (loss), net of tax	$(16,265)	$17,819	(12,556)	128,142
Less: Net income attributable to noncontrolling interests	5,806	3,517	13,235	7,721
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(42)	16	(98)	36
Total comprehensive income (loss) attributable to Holdings, net of tax	$(22,029)	$14,286	$(25,693)	$120,385

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — April 1, 2023	$96,417	$96,504	$110,997	$1,206,996	$(3,954)	$(291,605)	$(414)	$1,214,941	$208,433	$21,259	$1,444,633
Net income	—	—	—	—	—	13,606	—	$13,606	3,498	19	17,123
Total other comprehensive income, net	—	—	—	—	—	—	696	$696	—	—	696
Issuance of Trust common shares	—	—	—	(43)	—	—	—	$(43)	—	—	(43)
Purchase of Trust common shares for treasury	—	—	—	—	(1,902)	—	—	$(1,902)	—	—	(1,902)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	$—	3,207	459	3,666
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	$—	52	—	52
Purchase of noncontrolling interest	—	—	—	—	—	—	—	$—	(267)	—	(267)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	$—	—	4,155	4,155
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(26,475)	—	$(26,475)	—	—	(26,475)
Distributions paid - Trust Common Shares	—	—	—	—	—	(17,987)	—	$(17,987)	—	—	(17,987)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,046)	—	$(6,046)	—	—	(6,046)
Balance — June 30, 2023	$96,417	$96,504	$110,997	$1,206,953	$(5,856)	$(328,507)	$282	$1,176,790	$214,923	$25,892	$1,417,605

Balance — April 1, 2024	$96,600	$96,593	$111,552	$1,282,521	$(9,339)	$(324,695)	$(1,961)	$1,251,271	$242,940	$—	$1,494,211
Net income (loss)	—	—	—	—	—	(19,529)	—	(19,529)	5,806	—	(13,723)
Total other comprehensive loss, net	—	—	—	—	—	—	(2,542)	(2,542)	—	—	(2,542)
Issuance of Trust common shares	—	—	—	3,275	—	—	—	3,275	—	—	3,275
Issuance of Trust preferred shares	853	2,965	5,158	—	—	—	—	8,976	—	—	8,976
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	3,927	—	3,927
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	6	—	6
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(349)	—	(349)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(82)	—	(82)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,846)	—	(18,846)	—	—	(18,846)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,101)	—	(6,101)	—	—	(6,101)
Balance — June 30, 2024	$97,453	$99,558	$116,710	$1,285,796	$(9,339)	$(369,171)	$(4,503)	$1,216,504	$252,248	$—	$1,468,752

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2023	$96,417	$96,504	$110,997	$1,207,044	$—	$(372,906)	$(1,136)	$1,136,920	$203,464	$21,578	$1,361,962
Net income	—	—	—	—	—	119,003	—	119,003	7,669	52	126,724
Total other comprehensive income, net	—	—	—	—	—	—	1,418	1,418	—	—	1,418
Issuance of Trust common shares	—	—	—	(91)	—	—	—	(91)	—	—	(91)
Purchase of Trust common shares for treasury	—	—	—	—	(5,856)	—	—	(5,856)	—	—	(5,856)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,848	1,836	6,684
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	57	—	57
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,115)	—	(1,115)
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	4,155	4,155
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Common Shares	—	—	—	—	—	(36,038)	—	(36,038)	—	—	(36,038)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(12,091)	—	(12,091)	—	—	(12,091)
Balance — June 30, 2023	$96,417	$96,504	$110,997	$1,206,953	$(5,856)	$(328,507)	$282	$1,176,790	$214,923	$25,892	$1,417,605

Balance — January 1, 2024	$96,417	$96,504	$110,997	$1,281,303	$(9,339)	$(249,243)	$111	$1,326,750	$192,631	$—	$1,519,381
Net income (loss)	—	—		—	—	(21,177)	—	(21,177)	13,235	—	(7,942)
Total other comprehensive loss, net	—	—		—	—	—	(4,614)	(4,614)	—	—	(4,614)
Issuance of Trust common shares	—	—	—	4,493	—	—	—	4,493	—	—	4,493
Issuance of Trust preferred shares	1,036	3,054	5,713	—	—	—	—	9,803	—	—	9,803
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	8,257	—	8,257
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	6	—	6
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(2,859)	—	(2,859)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(696)	—	(696)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Common Shares	—	—	—	—	—	(37,664)	—	(37,664)	—	—	(37,664)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(12,146)	—	(12,146)	—	—	(12,146)
Balance — June 30, 2024	$97,453	$99,558	$116,710	$1,285,796	$(9,339)	$(369,171)	$(4,503)	$1,216,504	$252,248	$—	$1,468,752

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$(7,942)	$126,724
Income from discontinued operations	—	12,840
Gain on sale of discontinued operations	3,345	102,221
Income (loss) from continuing operations	(11,287)	11,663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	21,397	23,262
Amortization expense - intangibles	53,749	47,951
Amortization expense - inventory step-up	4,006	1,174
Amortization of debt issuance costs	2,009	2,029
Impairment expense	8,182	—
Loss on sale of Crosman	24,606	—
Noncontrolling stockholder stock based compensation	8,257	4,848
Provision for receivable and inventory reserves	(5,268)	(2,002)
Deferred taxes	(407)	(7,899)
Other	497	1,047
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,520)	14,385
Inventories	(109,277)	(69,021)
Other current and non-current assets	1,370	(1,251)
Accounts payable and accrued expenses	(8,697)	(36,227)
Cash used in operating activities - continuing operations	(48,383)	(10,041)
Cash provided by operating activities - discontinued operations	—	47,280
Cash provided by (used in) provided by operating activities	(48,383)	37,239
Cash flows from investing activities:
Acquisitions, net of cash acquired	(379,524)	—
Purchases of property and equipment	(18,919)	(28,604)
Proceeds from sale of businesses	64,828	105,123
Other investing activities	(2,458)	(911)
Cash provided by (used in) investing activities - continuing operations	(336,073)	75,608
Cash provided by investing activities - discontinued operations	—	42,221
Cash provided by (used in) investing activities	(336,073)	117,829

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	4,493	(91)
Proceeds and expenses from issuance of Trust preferred shares, net	9,803	—
Purchase of treasury shares, net	—	(5,856)
Borrowings under credit facility	237,000	217,000
Repayments under credit facility	(183,000)	(280,000)
Principal payments - term loan	(5,000)	(5,000)
Distributions paid - common shares	(37,664)	(36,038)
Distributions paid - preferred shares	(12,146)	(12,091)
Distributions paid - allocation interests	(48,941)	(26,475)
Net proceeds provided by noncontrolling shareholders	6	57
Net proceeds provided by noncontrolling shareholders - acquisitions	41,674	—
Purchase of noncontrolling interest	(2,859)	(1,115)
Other	—	(10)
Net cash provided by (used in) financing activities	3,366	(149,619)
Foreign currency impact on cash	(1,017)	634
Net increase (decrease) in cash and cash equivalents	(382,107)	6,083
Cash and cash equivalents — beginning of period (1)	450,477	61,271
Cash and cash equivalents — end of period (2)	$68,370	$67,354
(1) Includes cash from discontinued operations of $4.7 million at January 1, 2023.
(2) Includes cash from discontinued operations of $3.1 million at June 30, 2023.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2024

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

The LLC is a controlling owner of ten businesses, or operating segments, at June 30, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2024 and June 30, 2023 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Discontinued Operations
The Company completed the sale of Wheelhouse Holdings, Inc. ("Marucci") during the fourth quarter of 2023 and Compass AC Holdings, Inc. ("Advanced Circuits or "ACI") during the first quarter of 2023. The results of operations of ACI are reported as discontinued operations in the condensed consolidated statements of operations for the six months ended June 30, 2023, and the results of operations of Marucci are reported as discontinued operations in the three and six months ended June 30, 2023. Refer to Note C - "Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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
The Company acquired THP for a total purchase price, including proceeds from noncontrolling shareholders, of approximately $380 million, before working capital and certain other adjustments, at the Closing (the “THP Purchase Price”). The Company funded the THP Purchase Price with cash on hand. Certain equity holders of THP invested in the transaction along with the Company, representing 15% of the initial equity interest in THP Topco. The Company directly owns approximately 85% of THP Topco, which in turn indirectly owns all of the issued and outstanding equity interests of THP and The Honey Pot Co. Concurrent with the Closing, the Company provided a credit facility to THP Buyer, THP and The Honey Pot Co., as borrowers (the “THP Credit Agreement”), pursuant to which a secured revolving loan commitment and secured term loans were made available to Buyer, THP and The Honey Pot Co. (collectively, the “Borrowers”). The initial amount outstanding under these facilities on the Closing Date was approximately $110 million.
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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation
Purchase Consideration	$380,121	$(3,320)	$376,801

Fair value of identifiable assets acquired:
Cash	$4,076	$(3,320)	$756
Accounts receivable (1)	16,361	—	16,361
Inventory	18,986	—	18,986
Property, plant and equipment	1,888	—	1,888
Intangible assets	247,000	24,300	271,300
Other current and noncurrent assets	3,958	—	3,958
Total identifiable assets	292,269	20,980	313,249

Fair value of liabilities assumed:
Current liabilities	10,957	—	10,957
Other liabilities	1,480	—	1,480
Deferred tax liabilities	27,846	2,805	30,651
Total liabilities	40,283	2,805	43,088

Net identifiable assets acquired	251,986	18,175	270,161

Goodwill	$128,135	$(21,495)	$106,640

Acquisition consideration
Purchase price	$380,000	$—	$380,000
Estimated cash acquired	4,375	(3,320)	1,055
Net working capital adjustment	(3,126)	—	(3,126)
Other adjustments	(1,128)	—	(1,128)
Total purchase consideration	$380,121	$(3,320)	$376,801
(1) The fair value of accounts receivable approximates book value acquired.
The preliminary allocation presented above is based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the identifiable acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets, property, plant and equipment and current and other liabilities are estimated at their historical carrying values, which approximates fair value. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $106.6 million reflects the strategic fit of The Honey Pot Co. in the Company's branded consumer business and is not expected to be deductible for income tax purposes.
In the second quarter of 2024, the purchase price allocation for The Honey Pot Co. was adjusted to reflect certain measurement period adjustments due to updated intangible asset valuation and an adjustment to deferred tax liabilities. Customer relationships was increased $24.3 million, with a corresponding decrease to goodwill. Deferred income tax liability increased $2.8 million, with a corresponding decrease to goodwill. The purchase price allocation for The Honey Pot Co. as of June 30, 2024 is not yet final as the working capital settlement has not been finalized. The purchase price of The Honey Pot Co. is expected to be finalized in the third quarter of 2024.

The intangible assets recorded related to The Honey Pot Co. acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Tradename	$225,000	18 years
Customer relationships	46,300	13 years
	$271,300
The tradename was considered the primary intangible asset and was valued at $225.0 million using a multi-period excess earnings method. The customer relationships were valued at $46.3 million using a multi period excess earnings method. The multi period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
Unaudited proforma information
The following unaudited proforma data for the six months ended June 30, 2024 and the three and six months ended June 30, 2023 gives effect to the acquisition of The Honey Pot Co., as described above, and the dispositions of ACI and Marucci, as if these transactions had been completed as of January 1, 2023. The proforma data gives effect to historical operating results with adjustments to interest expense, amortization expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$511,898	$1,077,566	$1,027,709
Gross profit	$231,389	$507,275	$455,402
Operating income	$40,616	$100,228	$79,598
Net income (loss) from continuing operations	$8,519	$(11,459)	$13,058
Net income (loss) from continuing operations attributable to Holdings	$5,010	$(24,915)	$4,686
Basic and fully diluted net loss per share attributable to Holdings	$(0.42)	$(1.31)	$(0.58)
Note C — Dispositions
Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Marucci, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. On November 14, 2023, the parties completed the Merger. The sale price of Wheelhouse was based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. After the allocation of the sales price to Wheelhouse non-controlling equity holders and the payment of transaction expenses, CODI received approximately $484.0 million of total proceeds at closing of which $87.3 million related to the repayment of intercompany loans with the Company. The Company recorded a pre-tax gain on sale of Marucci of $241.4 million in the year ended December 31, 2023. In the first quarter of 2024, the LLC received a net working capital settlement of approximately $3.3 million related to Marucci, which was recognized as an additional gain on sale of discontinued operations, net of taxes, in the accompanying condensed consolidated statement of operations. The proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Credit Facility, as well as, to fund a subsequent acquisition by Company. The sale of Marucci has been accounted for as a discontinued operation in the accompanying financial statements.

Summarized results of operations of Marucci for the three and six months ended June 30, 2023 are as follows (in thousands):

	Three months ended June 30, 2023	Six months ended June 30, 2023
Net sales	$37,270	$95,565
Gross profit	$20,249	$53,016
Operating income	$2,962	$17,302
Income from continuing operations before income taxes (1)	$2,964	$17,271
Provision for income taxes	$124	$3,040
Income from discontinued operations (1)	$2,840	$14,231
(1) The results of operations for the three and six months ended June 30, 2023 excludes $2.4 million and $4.8 million of intercompany interest expense, respectively.
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc., a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits, pursuant to which ACI Purchaser agreed to acquire all of the issued and outstanding securities of Advanced Circuits, the parent company of the operating entity, Advanced Circuits, Inc., through a merger of ACI Merger Sub with and into Advanced Circuits, with Advanced Circuits surviving the merger and becoming a wholly owned subsidiary of ACI Purchaser (the “ACI Merger”). The ACI Merger was completed on February 14, 2023. The sale price of Advanced Circuits was based on an enterprise value of $220 million, subject to certain adjustments based on matters such as the working capital and cash and debt balances of Advanced Circuits at the time of the closing. After the allocation of the sales price to Advanced Circuits non-controlling equity holders and the payment of transaction expenses, the Company received approximately $170.9 million of total proceeds at closing, of which $66.9 million related to the repayment of intercompany loans with the Company. The Company recorded a pre-tax gain on sale of $106.9 million on the sale of Advanced Circuits in the year ended December 31, 2023. The sale of Advanced Circuits has been accounted for as a discontinued operation in the accompanying financial statements.
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
Disposition of Crosman
On April 30, 2024, Velocity Outdoor entered into a stock purchase agreement to sell Crosman Corporation ("Crosman"), its airgun product division, to Daisy Manufacturing Company, for an enterprise value of approximately $63 million. The sale was completed on the same day. The Company recorded a loss of $24.6 million on the sale of Crosman in the quarter ended June 30, 2024. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The results of operation of Crosman are included in the accompanying financial statements through the date of sale.

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
The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2024 and 2023 (in thousands):

Three months ended June 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$97,482	$7,662	$8,470	$4,179	$5,408	$123,201
BOA (1)	13,305	13	22,966	17,777	99	54,160
Ergobaby	10,498	4	7,931	7,614	2,510	28,557
Lugano	98,374	—	49	—	935	99,358
PrimaLoft (1)	162	—	1,352	23,655	122	25,291
The Honey Pot Co.	24,178	—	—	—	4	24,182
Velocity Outdoor	16,889	80	515	141	1,086	18,711
Altor	45,650	6,563	—	—	—	52,213
Arnold	29,979	151	10,261	1,835	929	43,155
Sterno	71,225	—	479	—	2,063	73,767
	$407,742	$14,473	$52,023	$55,201	$13,156	$542,595

Three months ended June 30, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$100,627	$5,435	$9,365	$3,815	$6,788	$126,030
BOA (1)	10,378	9	14,801	12,867	68	38,123
Ergobaby	10,014	49	6,129	8,650	1,307	26,149
Lugano	60,949	—	—	—	—	60,949
PrimaLoft (1)	141	28	886	20,922	183	22,160
Velocity Outdoor	34,253	154	1,033	132	2,267	37,839
Altor	52,870	8,016	—	—	—	60,886
Arnold	27,906	124	9,106	1,433	1,569	40,138
Sterno	72,385	—	576	—	1,654	74,615
	$369,523	$13,815	$41,896	$47,819	$13,836	$486,889

Six months ended June 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$193,652	$15,161	$16,562	$8,243	$14,557	$248,175
BOA (1)	25,866	22	40,016	30,946	213	97,063
Ergobaby	19,632	15	13,846	11,656	4,626	49,775
Lugano	200,763	158	49	492	935	202,397
PrimaLoft (1)	263	—	2,548	44,773	248	47,832
The Honey Pot Co.	44,256	—	—	—	91	44,347
Velocity Outdoor	43,074	461	1,042	310	3,723	48,610
Altor	92,194	13,423	—	—	—	105,617
Arnold	57,912	242	21,265	3,266	1,757	84,442
Sterno	133,711	—	1,063	1	3,852	138,627
	$811,323	$29,482	$96,391	$99,687	$30,002	$1,066,885

Six months ended June 30, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$199,154	$11,475	$15,972	$7,998	$15,883	$250,482
BOA (1)	21,677	15	29,453	24,563	401	76,109
Ergobaby	18,843	49	12,994	13,184	3,497	48,567
Lugano	124,836	—	—	—	—	124,836
PrimaLoft (1)	313	67	1,919	44,032	358	46,689
Velocity Outdoor	64,145	437	2,373	261	4,663	71,879
Altor	106,332	16,066	—	—	—	122,398
Arnold	54,555	246	20,089	2,844	2,494	80,228
Sterno	143,973	—	1,822	—	3,839	149,634
	$733,828	$28,355	$84,622	$92,882	$31,135	$970,822
(1)For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.
Note E — Operating Segment Data
At June 30, 2024, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012 by CEO Beatrice Dixon, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The company offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Its products can be found in more than 33,000 stores across the U.S. through mass merchants, drug and grocery retail chains, and online. The Honey Pot Co. is headquartered in Atlanta, Georgia.
•Velocity Outdoor is a leading designer, manufacturer, and marketer of archery products, hunting apparel and related accessories. The archery product category consists of products including Ravin crossbows and CenterPoint archery products, and the apparel category offers high-performance, feature rich hunting and casual apparel under the King's Camo brand, utilizing King’s own proprietary camo patterns. Velocity Outdoor offers its products through national retail chains and dealer and distributor networks. Velocity Outdoor is headquartered in Rochester, New York. On April 30, 2024, Velocity Outdoor sold the Crosman airgun product division. The results of operation for Crosman are included in the accompanying financial statements through the date of sale.
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
The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their respective dates of acquisition. Segment profit is determined based on internal performance measures used by the Manager to assess the performance of each business. Corporate consists of corporate overhead and management fees that are not allocated to any of the Company's reportable segments. There were no significant inter-segment transactions.
Summary of Operating Segments

Net Revenues	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

5.11	$123,201	$126,030	$248,175	$250,482
BOA	54,160	38,123	97,063	76,109
Ergobaby	28,557	26,149	49,775	48,567
Lugano	99,358	60,949	202,397	124,836
PrimaLoft	25,291	22,160	47,832	46,689
The Honey Pot Co.	24,182	—	44,347	—
Velocity Outdoor	18,711	37,839	48,610	71,879
Altor Solutions	52,213	60,886	105,617	122,398
Arnold	43,155	40,138	84,442	80,228
Sterno	73,767	74,615	138,627	149,634
Total segment revenue	542,595	486,889	1,066,885	970,822
Corporate	—	—	—	—
Total consolidated revenues	$542,595	$486,889	$1,066,885	$970,822

Segment Profit (Loss)	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

5.11	$10,699	$10,582	$18,866	$18,252
BOA	16,470	8,050	26,126	16,001
Ergobaby	2,562	2,526	1,564	2,914
Lugano	33,198	17,133	72,515	36,909
PrimaLoft	5,499	2,817	8,799	7,838
The Honey Pot Co.	(2,530)	—	(5,180)	—
Velocity Outdoor	(1,935)	(1,610)	(14,359)	(4,886)
Altor Solutions	5,156	9,223	11,784	16,157
Arnold	5,308	5,613	9,480	10,651
Sterno	7,870	7,088	12,655	11,581
Total segment operating income	82,297	61,422	142,250	115,417
Corporate (1)	(20,954)	(19,309)	(42,331)	(38,747)
Total consolidated operating income	61,343	42,113	99,919	76,670
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(26,561)	(26,613)	(50,136)	(52,793)
Amortization of debt issuance costs	(1,004)	(1,024)	(2,009)	(2,029)
Loss on sale of Crosman	(24,606)	—	(24,606)	—
Other income (expense), net	(1,375)	(105)	(4,249)	1,055
Total consolidated income from continuing operations before income taxes	$7,797	$14,371	$18,919	$22,903
(1) Corporate operating loss is comprised of management fees paid to CGM and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

5.11	$5,635	$6,774	$11,434	$13,151
BOA	5,211	5,756	10,448	11,392
Ergobaby	2,165	2,015	4,325	4,029
Lugano	2,241	1,891	4,356	4,609
PrimaLoft	5,245	5,282	10,493	10,560
The Honey Pot Co.	5,431	—	10,518	—
Velocity Outdoor	2,002	3,295	5,273	6,579
Altor Solutions	4,024	4,116	8,047	8,220
Arnold	2,252	2,063	4,397	4,041
Sterno	4,940	4,892	9,861	9,806
Total	39,146	36,084	79,152	72,387
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,004	1,024	2,009	2,029
Consolidated total	$40,150	$37,108	$81,161	$74,416

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2024	2023	2024 (1)	2023 (1)
5.11	$52,511	$50,452	$394,506	$398,050
BOA	4,155	1,368	235,891	243,243
Ergobaby	15,975	12,018	70,505	73,660
Lugano	157,621	124,776	656,916	510,484
PrimaLoft	2,020	1,381	280,818	288,212
The Honey Pot Co.	14,745	—	294,118	—
Velocity Outdoor	13,757	24,458	108,711	207,609
Altor Solutions	35,317	35,232	169,107	186,683
Arnold	28,563	25,977	118,747	110,883
Sterno	41,976	51,740	161,503	174,166
Sales allowance accounts	(8,110)	(9,161)	—	—
Total	358,530	318,241	2,490,822	2,192,990
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	5,157	404,322
Total	$358,530	$318,241	$2,495,979	$2,597,312

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".
Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Machinery and equipment	$230,420	$238,168
Furniture, fixtures and other	70,085	67,652
Leasehold improvements	97,973	95,530
Buildings and land	10,969	12,816
Construction in process	12,605	15,197
	422,052	429,363
Less: accumulated depreciation	(241,124)	(236,801)
Total	$180,928	$192,562
Depreciation expense was $10.5 million and $21.4 million for the three and six months ended June 30, 2024, respectively and $12.1 million and $23.3 million for the three and six months ended June 30, 2023, respectively.

Inventory
Inventory is comprised of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$80,763	$97,209
Work-in-process	25,652	25,516
Finished goods	761,145	646,406
Less: obsolescence reserve	(23,926)	(28,744)
Total	$843,634	$740,387
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
The following is a summary of the net carrying amount of goodwill at June 30, 2024 and December 31, 2023, is as follows (in thousands):

	June 30, 2024	December 31, 2023
Goodwill - gross carrying amount	$1,179,564	$1,069,125
Accumulated impairment losses (1)	(175,879)	(167,697)
Goodwill - net carrying amount	$1,003,685	$901,428
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

The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2024 by operating segment (in thousands):

	Balance at January 1, 2024	Acquisitions/Measurement Period Adjustments	Goodwill Impairment	Balance at June 30, 2024

5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Ergobaby	41,521	177	—	41,698
Lugano	86,337	—	—	86,337
PrimaLoft	232,536	—	—	232,536
The Honey Pot Co.	—	106,640	—	106,640
Velocity Outdoor	8,182	—	(8,182)	—
Altor	91,130	3,622	—	94,752
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$901,428	$110,439	$(8,182)	$1,003,685
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
Other intangible assets are comprised of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$790,211	$(311,140)	$479,071	$772,423	$(294,628)	$477,795
Technology and patents	199,378	(71,986)	127,392	202,898	(66,035)	136,863
Trade names, subject to amortization	546,264	(122,243)	424,021	375,507	(124,648)	250,859
Non-compete agreements	4,638	(4,207)	431	4,638	(4,082)	556
Other contractual intangible assets	1,960	(1,693)	267	1,960	(1,593)	367
Total	1,542,451	(511,269)	1,031,182	1,357,426	(490,986)	866,440
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,599,916	$(511,269)	$1,088,647	$1,414,891	$(490,986)	$923,905
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $27.5 million and $53.7 million for the three and six months ended June 30, 2024, respectively and $24.0 million and $48.0 million for the three and six months ended June 30, 2023, respectively.

Estimated charges to amortization expense of intangible assets for the remainder of 2024 and the next four years, is as follows (in thousands):

2024	2025	2026	2027	2028

$52,776	$100,358	$94,060	$83,326	$81,194
Note H — Warranties
The Company’s Ergobaby, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2024 and the year ended December 31, 2023 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2024	Year ended December 31, 2023

Beginning balance	$1,375	$1,530
Provision for warranties issued during the period	1,599	3,489
Fulfillment of warranty obligations	(1,041)	(3,644)
Other (1)	(199)	—
Ending balance	$1,734	$1,375
(1) Represents warranty liability of disposed businesses.
Note I — Debt
2022 Credit Facility
On July 12, 2022, the LLC entered into the Third Amended and Restated Credit Agreement (the "2022 Credit Facility") to amend and restate the Second Amended and Restated Credit Agreement (the "2021 Credit Facility"). The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit ("the 2022 Revolving Line of Credit") up to a maximum aggregate amount of $600 million ("the 2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving Line of Credit were $115 million. We used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
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
Net availability under the 2022 Revolving Credit Facility was approximately $543.6 million at June 30, 2024. Letters of credit outstanding at June 30, 2024 totaled approximately $2.5 million. At June 30, 2024, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
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

The following table provides the Company’s outstanding long-term debt and effective interest rates at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.58%	380,000	7.50%	385,000
2022 Revolving Credit Facility	7.95%	54,000	—%	—
Less: Unamortized debt issuance costs		(11,916)		(13,121)
Total debt		$1,722,084		$1,671,879
Less: Current Portion, term loan facilities		(10,000)		(10,000)
Long-term debt		$1,712,084		$1,661,879
Annual maturities of the Company's debt obligations are as follows (in thousands):

Remainder of 2024	$5,000
2025	15,000
2026	25,000
2027	389,000
2028	—
2029 and thereafter	1,300,000
$1,734,000
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2024
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$268,500
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$940,000
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

The following table summarizes debt issuance costs at June 30, 2024 and December 31, 2023, and the balance sheet classification in each of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(15,788)	(13,779)
Deferred debt issuance costs, net	$16,738	$18,747

Balance sheet classification:
Other noncurrent assets	$4,822	$5,626
Long-term debt	11,916	13,121
	$16,738	$18,747

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
During the three and six months ended June 30, 2024, the Company sold 151,648 and 205,580 Trust common shares under the Common Sales Agreement, respectively. During the same periods, the Company received total net proceeds of approximately $3.4 million and $4.7 million, respectively, from these sales. The Company incurred approximately $0.1 million in commissions paid to the Sales Agents during both the three and six months ended June 30, 2024.
During the three and six months ended June 30, 2023, there were no sales of Trust common shares under the Common Sales Agreement as the at-the-market program is not active when the share repurchase program is active.

The Company incurred approximately $0.1 million and $0.2 million in total costs related to the ATM programs during the three and six months ended June 30, 2024, respectively. The Company incurred approximately $0.1 million in total costs related to the ATM program during both the three and six months ended June 30, 2023.
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
The following table reflects the activity in the preferred share ATM program during the three and six months ended June 30, 2024 (in thousands, except share data):

	Three Months Ended June 30, 2024			Six Months ended June 30, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	37,801	$916	$18	45,358	$1,102	$22
Series B Preferred Shares	124,407	3,028	62	128,067	3,120	64
Series C Preferred Shares	215,273	5,223	105	237,904	5,781	116
Total	377,481	$9,167	$185	411,329	$10,003	$202
The Company incurred approximately $0.2 million in total costs related to the preferred share ATM program during the three and six months ended June 30, 2024, respectively.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at June 30, 2024, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be

redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (as determined by a calculation agent) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At June 30, 2024, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss) from continuing operations attributable to Holdings	$(19,529)	$6,553	$(24,522)	$3,994
Less: Distributions paid - Allocation Interests	—	26,475	48,941	26,475
Less: Distributions paid - Preferred Shares	6,101	6,046	12,146	12,091
Less: Accrued distributions - Preferred Shares	2,991	2,869	2,991	2,869
Net loss from continuing operations attributable to common shares of Holdings	$(28,621)	$(28,837)	$(88,600)	$(37,441)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss from continuing operations attributable to common shares of Holdings	$(28,621)	$(28,837)	$(88,600)	$(37,441)
Less: Effect of contribution based profit - Holding Event	5,559	3,206	9,502	5,398
Net loss from continuing operations attributable to common shares of Holdings	$(34,180)	$(32,043)	$(98,102)	$(42,839)

Income from discontinued operations attributable to Holdings	$—	$7,053	$3,345	$115,009
Less: Effect of contribution based profit - Holding Event	—	—	—	1,210
Income from discontinued operations attributable to common shares of Holdings	$—	$7,053	$3,345	$113,799

Basic and diluted weighted average common shares outstanding	75,389	71,932	75,332	72,055

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.45)	$(0.45)	$(1.30)	$(0.59)
Discontinued operations	—	0.10	0.04	1.57
	$(0.45)	$(0.35)	$(1.26)	$0.98

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
April 1, 2024 - June 30, 2024 (1)	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024
October 1, 2023 - December 31, 2023	$0.25	$18,818	January 18, 2024	January 25, 2024
July 1, 2023 - September 30, 2023	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023

Series A Preferred Shares:
April 30, 2024 - July 29, 2024 (1)	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023

Series B Preferred Shares:
April 30, 2024 - July 29, 2024 (1)	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023

Series C Preferred Shares:
April 30, 2024 - July 29, 2024 (1)	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$2,264	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
(1) This distribution was     declared on July 2, 2024.
Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2024 and December 31, 2023:

	% Ownership (1) June 30, 2024		% Ownership (1) December 31, 2023
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.7	87.0	97.2	88.9
BOA	91.8	83.0	91.8	83.2
Ergobaby	81.6	72.8	81.6	72.8
Lugano	59.9	55.0	59.9	55.5
PrimaLoft	90.7	84.1	90.7	83.1
The Honey Pot Co.	84.8	76.6	—	—
Velocity Outdoor	99.4	87.7	99.4	87.7
Altor	99.3	89.6	99.3	89.8
Arnold	98.0	85.8	98.0	85.5
Sterno	98.1	90.8	99.4	87.6
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2024	December 31, 2023
5.11	$13,802	$15,350
BOA	11,490	8,316
Ergobaby	16,691	16,756
Lugano	120,660	105,425
PrimaLoft	31,639	30,736
The Honey Pot Co.	41,139	—
Velocity Outdoor	6,788	6,770
Altor	5,880	5,354
Arnold	1,793	1,707
Sterno	2,266	2,117
Allocation Interests	100	100
	$252,248	$192,631

Note L — Fair Value Measurement
There were no assets or liabilities measured on a recurring basis as of June 30, 2024 or December 31, 2023.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2023 through June 30, 2024 are as follows (in thousands):

Level 3
Balance at January 1, 2023	$(1,442)
Termination of put option of noncontrolling shareholder - 5.11 (1)	142
Adjustment to contingent consideration - King's Camo (2)	25
Payment of contingent consideration - King's Camo (2)	1,275
Balance at December 31, 2023	$—

Balance at June 30, 2024	$—
(1)Represented a put option issued to a noncontrolling shareholder in connection with the 5.11 acquisition. The put option was terminated during the period ended March 31, 2023.

(2)Velocity entered into a contingent consideration in connection with its purchase of King's Camo in July 2022. The purchase price of King's Camo included a potential earn-out if King's Camo achieved certain financial metrics. The payment of the earn-out occurred in April 2023.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2024 and December 31, 2023. Refer to "Note G - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below.

					Expense
	Fair Value Measurements at June 30, 2024				Six months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	June 30, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182

					Expense
	Fair Value Measurements at December 31, 2023				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
Goodwill - Velocity	$8,182	—	—	$8,182	$31,590
Goodwill - PrimaLoft	$232,536	—	—	$232,536	$57,810
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2024 and 2023 is as follows:

	Six months ended June 30,
	2024	2023
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	14.8	1.3
Foreign income taxes	14.1	8.2
Impact of subsidiary employee stock options	0.8	(3.1)
Non-deductible acquisition costs	3.7	—
Utilization of tax credits	(8.9)	(5.2)
Non-recognition of various carryforwards at subsidiaries	143.1	23.0
United States tax on foreign income	(7.8)	2.5
Impairment expense	8.6	—
Tax effect - loss on sale of Crosman	(31.9)	—
Other	2.2	1.4
Effective income tax rate	159.7%	49.1%
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $4.8 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2024. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service cost	$132	$91	$264	$181
Interest cost	60	62	120	122
Expected return on plan assets	(49)	(55)	(98)	(109)
Amortization of unrecognized loss	(11)	(9)	(22)	(18)
Effect of curtailment	—	—	—	(13)
Net periodic benefit cost	$132	$89	$264	$163
During the six months ended June 30, 2024, per the terms of the pension agreement, Arnold contributed $0.3 million to the plan. For the remainder of 2024, the expected contribution to the plan will be approximately $0.3 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2024 were considered Level 3.
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

Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and six months ended June 30, 2024 and 2023. The Company recognized $15.2 million and $26.6 million in the three and six months ended June 30, 2024, and $13.2 million and $25.1 million in the three and six months ended June 30, 2023, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at June 30, 2024 are as follows (in thousands):

2024 (excluding six months ended June 30, 2024)	$23,297
2025	45,017
2026	43,748
2027	38,577
2028	30,470
Thereafter	77,163
Total undiscounted lease payments	$258,272
Less: Interest	55,429
Present value of lease liabilities	$202,843
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (years)	6.36	6.38
Weighted-average discount rate	8.68%	7.93%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2024	December 31, 2023

Operating lease right-of-use assets	Other non-current assets	$176,829	$177,581
Current portion, operating lease liabilities	Other current liabilities	$30,969	$29,228
Operating lease liabilities	Other non-current liabilities	$171,874	$173,586

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,268	$20,549
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,563	$22,994
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
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee at during the period of the waiver through June 30, 2023 than would normally have been due.
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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024. THP paid CGM $0.9 million in integration service fees in the quarter ended June 30, 2024.
PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft paid CGM an integration services fee of $4.8 million quarterly over the twelve-month period ended June 30, 2023.
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.2 million and $0.6 million during the three and six months ended June 30, 2024, respectively and $0.4 million and $1.0 million during the three and six months ended June 30, 2023, respectively in inventory from the vendor.

BOA
Recapitalization - In December 2023, the Company completed a recapitalization of BOA whereby the LLC entered into an amendment to the intercompany credit agreement with BOA (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to provide for additional term loan borrowings of $165.9 million to fund a distribution to shareholders. The LLC received a distribution of $131.0 million related to its ownership of the outstanding shares of BOA on the date of the distribution. Noncontrolling shareholders received a distribution of $11.7 million, and the remaining amount of the recapitalization was used to repurchase shares owned by employees after the exercise of fully vested employee stock options, and to pay a bonus to employees who held phantom stock options and were not eligible to participate in the distribution to noncontrolling shareholders. BOA recorded compensation expense of $3.1 million related to the bonus paid to employees as part of the recapitalization.
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $13.6 million and $24.2 million from this supplier during the three and six months ended June 30, 2024, respectively and $10.7 million and $20.4 million during the three and six months ended June 30, 2023, respectively.

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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of ten businesses, or operating segments, at June 30, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno").
We acquired our existing businesses (segments) that we own at June 30, 2024 as follows:

		Ownership Interest - June 30, 2024
Business	Acquisition Date	Primary	Diluted
Ergobaby	September 16, 2010	81.6%	72.8%
Arnold	March 5, 2012	98.0%	85.8%
Sterno	October 10, 2014	98.1%	90.8%
5.11	August 31, 2016	97.7%	87.0%
Velocity Outdoor	June 2, 2017	99.4%	87.7%
Altor Solutions	February 15, 2018	99.3%	89.6%
BOA	October 16, 2020	91.8%	83.0%
Lugano	September 3, 2021	59.9%	55.0%
PrimaLoft	July 12, 2022	90.7%	84.1%
The Honey Pot Co.	January 31, 2024	84.8%	76.6%
We categorize our subsidiary businesses into two separate groups of businesses: (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sectors. We believe that our branded consumer businesses are leaders in their respective particular product categories. Industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a respective specific market sectors. We believe that our industrial businesses are leaders in their specific market sector. We recently announced the launch of our healthcare effort as our third grouping of companies. We believe healthcare has multiple attractive, high-growth segments with strong industry tailwinds, is an acyclical vertical that we expect will bring diversification and stability to the current group of companies, and has strong alignment with the Company’s existing subsidiary priorities.

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
The Honey Pot Co.- The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012 by CEO Beatrice Dixon, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The company offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Its products can be found in more than 33,000 stores across the U.S. through mass merchants, drug and grocery retail chains, and online. The Honey Pot Co. is headquartered in Atlanta, Georgia.
Velocity Outdoor - is a leading designer, manufacturer, and marketer of archery products, hunting apparel and related accessories. The archery product category consists of products including Ravin crossbows and CenterPoint archery products, and the apparel category offers high-performance, feature rich hunting and casual apparel under the King's Camo brand, utilizing King’s own proprietary camo patterns. Velocity Outdoor offers its products through national retail chains and dealer and distributor networks. Velocity Outdoor is headquartered in Rochester, New York.

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
Significant Trends Impacting Our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment remains dynamic as global macroeconomic trends, including inflationary pressures and higher interest rates, are impacting consumer spending behavior. We expect changing market conditions and inflationary pressures to continue to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers, even as overall consumer sentiment among other income brackets appears to be improving. While overall inflation has increased at a slower pace domestically in the first half of 2024, prices remain significantly elevated as compared to the pre-COVID-19 environment, and inflation rates remain above central banks' targets. We continue to experience modest inflationary cost increases in our materials and rising labor costs, particularly at our businesses where hourly employees comprise a larger part of the workforce. We expect that low unemployment rates and increasing wage and benefit costs will have an impact on margins at our businesses in 2024. Certain locales that our businesses operate in have also significantly increased the minimum wage over the past two years with more increases scheduled in coming years, which adds additional wage pressure to the rates we pay hourly workers in these locales.
Our lead-times for inventory have stabilized, which we expect will allow for more accurate forecasting in 2024. Several of our consumer brand businesses experienced a decrease in net revenues in 2023 resulting from higher than anticipated end market inventory levels due to supply chain normalization and a corresponding inventory ordering surge experienced in 2022. Transportation costs have also decreased from a peak, but global geopolitical threats that arose in the latter half of 2023 continue to pressure both fuel and freight costs. Our businesses have begun to see increases in freight costs, particularly ocean freight, which we expect to impact us in the latter half of 2024. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
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
Recent Events
Disposition of Crosman
On April 30, 2024, Velocity Outdoor entered into a stock purchase agreement to sell Crosman Corporation ("Crosman"), its airgun product division, to Daisy Manufacturing Company, for an enterprise value of approximately $63 million. The sale was completed on the same day. The Company recorded a loss of $24.6 million on the sale of Crosman in the quarter ended June 30, 2024. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The results of operation of Crosman are included in the accompanying financial statements through the date of sale.
Acquisition of The Honey Pot Co.
On January 31, 2024 (the "Closing Date"), the LLC, through its newly formed acquisition subsidiaries, THP Topco, Inc., a Delaware corporation (“THP Topco”) and THP Intermediate, Inc., a Delaware corporation (“THP Buyer”), acquired The Honey Pot Company Holdings, LLC (“THP”) and certain of its affiliated entities pursuant to a Merger and Stock Purchase Agreement (the “THP Purchase Agreement”) dated January 14, 2024 by and among THP Buyer, THP, VMG Honey Pot Blocker, Inc. (“Blocker I”), NVB1, Inc. (“Blocker II”), VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Merger Sub, LLC (“THP Merger Sub”), VMG Honey Pot Holdings, LLC, as the Sellers’ Representative, and certain remaining equity holders of THP. Pursuant to the THP Purchase Agreement, subsequent to certain internal reorganizations, THP Buyer acquired all of the issued and outstanding equity of Blocker I and Blocker II and, thereafter, THP Merger Sub merged with and into THP (the “THP Merger”), such that the separate existence of THP Merger Sub ceased, with THP surviving the THP Merger as a wholly-owned, indirect subsidiary of the THP Topco. THP is the parent company of The Honey Pot Company (DE), LLC (“The Honey Pot Co.”).
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2024 and June 30, 2023, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our subsidiary businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and six months ended June 30, 2024 and 2023, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP), and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2024 and 2023, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of The Honey Pot Co. in January 2024, the pro forma results of operations for The Honey Pot Co. business segment has been prepared as if we purchased this business on January 1, 2023. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net revenues	$542,595	$486,889	$1,066,885	$970,822
Cost of revenues	283,481	270,248	565,944	549,117
Gross profit	259,114	216,641	500,941	421,705
Selling, general and administrative expense	151,446	133,755	302,160	264,019
Fees to manager	18,864	16,795	36,931	33,065
Amortization of intangibles	27,461	23,978	53,749	47,951
Impairment expense	—	—	8,182	—
Operating income	61,343	42,113	99,919	76,670
Interest expense	(26,561)	(26,613)	(50,136)	(52,793)
Amortization of debt issuance costs	(1,004)	(1,024)	(2,009)	(2,029)
Loss on sale of Crosman	(24,606)	—	(24,606)	—
Other income (expense)	(1,375)	(105)	(4,249)	1,055
Income from continuing operations before income taxes	7,797	14,371	18,919	22,903
Provision for income taxes	21,520	4,320	30,206	11,240
Net income (loss) from continuing operations	$(13,723)	$10,051	$(11,287)	$11,663

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net revenues
Consolidated net revenues for the three months ended June 30, 2024 increased by approximately $55.7 million, or 11.4%, compared to the corresponding period in 2023. During the three months ended June 30, 2024 compared to

2023, we saw notable increases in net revenues at BOA ($16.0 million increase) and Lugano ($38.4 million increase), offset by decreases in net revenue at Velocity ($19.1 million decrease, primarily as a result of the sale of Crosman) and Altor Solutions ($8.7 million decrease). The Honey Pot Co., which we acquired on January 31, 2024, contributed $24.2 million in net revenues in the second quarter of 2024. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $13.2 million during the three months ended June 30, 2024 compared to the corresponding period in 2023. We saw notable increases in cost of revenues at BOA ($4.8 million increase) and Lugano ($13.4 million increase) that correlates with the increase in net revenue in the second quarter of 2024. We saw notable decreases in cost of revenues at Velocity ($14.8 million decrease, primarily as a result of the sale of Crosman) and Altor ($4.1 million decrease) that corresponded to the decrease in net revenue noted above. The Honey Pot Co. had cost of sales of $12.9 million in the second quarter of 2024. Gross profit as a percentage of net revenues was approximately 47.8% in the three months ended June 30, 2024 compared to 44.5% in the three months ended June 30, 2023. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 is driven by the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Our branded consumer businesses had gross profit as a percentage of net revenues of 56.7% in the second quarter of 2024 as compared to 53.1% in the second quarter of 2023, while our industrial businesses had gross profit as a percentage of net revenues of 28.1% in the second quarter of 2024 as compared to 29.3% in the second quarter of 2023. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $17.7 million during the three months ended June 30, 2024, compared to the corresponding period in 2023. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, increases in employee compensation and increases in fulfillment costs. We saw notable increase in selling, general and administrative expenses at BOA ($2.8 million of the increase), Ergobaby ($1.6 million of the increase) and Lugano ($9.0 million of the increase). The Honey Pot Co. had selling, general and administrative expense of $9.3 million in the second quarter of 2024, of which $0.9 million was integration service fees associated with the Company's acquisition. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $4.0 million in the second quarter of 2024 and $4.1 million in the second quarter of 2023.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended June 30, 2024, we incurred approximately $18.9 million in management fees as compared to $16.8 million in fees in the three months ended June 30, 2023. The increase in management fees is primarily attributable to our acquisition of The Honey Pot Co. in January 2024.
CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second quarter of 2023 than would have normally been due. PrimaLoft was acquired in July 2022.
Amortization expense
Amortization expense for the three months ended June 30, 2024 increased $3.5 million as compared to the three months ended June 30, 2023 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for The Honey Pot Co., which was acquired in January 2024.

Interest expense
We recorded interest expense totaling $26.6 million for the three months ended June 30, 2024 compared to $26.6 million for the comparable period in 2023. There was an average of $90 million outstanding on the revolving credit facility in the second quarter of 2024 and $104 million outstanding in the second quarter of 2023. The amount outstanding on the revolving credit facility in the last year was impacted by the timing of our dispositions and acquisitions, with the proceeds from the sale of Advanced Circuits in February 2023 used to pay down outstanding balances on the facility, and the proceeds from the sale of Marucci in November 2023 used to pay for the acquisition of The Honey Pot Co. rather than using the availability under the facility.
Loss on sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The Company recorded a loss on the sale of Crosman in the quarter ending June 30, 2024 of $24.6 million.
Other income (expense)
For the quarter ended June 30, 2024, we recorded $1.4 million in other expense as compared to $0.1 million in other expense in the quarter ended June 30, 2023, an increase in expense of $1.3 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the quarter ended June 30, 2024, other expense reflects the accrual of a legal settlement at the corporate level.
Income taxes
We had an income tax provision of $21.5 million during the three months ended June 30, 2024 compared to an income tax provision of $4.3 million during the same period in 2023, an increase of $17.2 million. Our effective tax rate in the quarter ended June 30, 2024 was 276.0%, compared to an effective income tax rate of 30.1% during the same period in 2023. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% percent and our effective income tax rate in the second quarter was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries and the loss on the sale of Crosman recognized at Velocity in the second quarter of 2024.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net revenues
Consolidated net revenues for the six months ended June 30, 2024 increased by approximately $96.1 million, or 9.9%, compared to the corresponding period in 2023. During the six months ended June 30, 2024 compared to 2023, we saw notable increases in net revenues at BOA ($21.0 million increase) and Lugano ($77.6 million increase), offset by decreases in net revenue at Velocity ($23.3 million decrease), Altor Solutions ($16.8 million decrease) and Sterno ($11.0 million decrease). The Honey Pot Co., which we acquired on January 31, 2024, contributed $44.3 million in net revenues in 2024 post-acquisition in January 2024. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $16.8 million during the six months ended June 30, 2024 compared to the corresponding period in 2023. We saw notable increases in cost of revenues at BOA ($6.3 million increase) and Lugano ($25.9 million increase) that correlates with the increase in net revenue in the first half of 2024. We saw notable decreases in cost of revenues at Velocity ($17.4 million decrease), Altor ($11.7 million decrease), and Sterno ($12.7 million decrease) that corresponded to the decrease in net revenue noted above. The Honey Pot Co. had cost of sales of $24.4 million in 2024 post-acquisition. Gross profit as a percentage of net revenues was approximately 47.0% in the six months ended June 30, 2024 compared to 43.4% in the six months ended June 30, 2023. The increase in gross profit as a percentage of net sales in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is driven by the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Our branded consumer businesses had gross profit as a percentage of net revenues of 55.2% in the first half of 2024 as compared to 52.5% in the first half of 2023, while our industrial businesses had gross profit as a percentage of net revenues of 28.3% in the first half of 2024 as compared to 27.5% in the first half of 2023. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $38.1 million during the six months ended June 30, 2024, compared to the corresponding period in 2023. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, increases in employee compensation and increases in fulfillment costs. We saw notable increase in selling, general and administrative expenses at BOA ($4.6 million of the increase), Ergobaby ($2.8 million of the increase) and Lugano ($16.0 million of the increase). The Honey Pot Co. had selling, general and administrative expense of $18.1 million in the first half of 2024 post-acquisition, of which $3.5 million was transaction costs and $0.9 million was integration service fees associated with the acquisition. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $8.9 million in both the first half of 2024 and the first half of 2023.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the six months ended June 30, 2024, we incurred approximately $36.9 million in management fees as compared to $33.1 million in fees in the six months ended June 30, 2023. The increase in management fees is primarily attributable to our acquisition of The Honey Pot Co. in January 2024.
CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first six months of 2023 than would have normally been due. PrimaLoft was acquired in July 2022.
Amortization expense
Amortization expense for the six months ended June 30, 2024 increased $5.8 million as compared to the six months ended June 30, 2023 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for The Honey Pot Co., which was acquired in January 2024.
Impairment expense
In connection with our annual goodwill impairment test, we tested the goodwill at the Velocity reporting unit quantitatively. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the six months ended June 30, 2024.
Interest expense
We recorded interest expense totaling $50.1 million for the six months ended June 30, 2024 compared to $52.8 million for the comparable period in 2023, a decrease in expense of $2.7 million. We received $1.8 million in interest income on our cash balances at the LLC during the six months ended June 30, 2024 related to the proceeds from our sale of Marucci, prior to using these funds for our acquisition of The Honey Pot in January 2024. The remaining decrease in interest expense in the current period reflects the lower average amount outstanding under our revolving credit facility in the first half of 2024 as compared to the first half of 2023. There was an average of $59 million outstanding on the revolving credit facility in the first half of 2024 and $105 million outstanding in the first half of 2023. The amount outstanding on the revolving credit facility in the last year was impacted by the timing of our dispositions and acquisitions in the past year, with the proceeds from the sale of Advanced Circuits in February 2023 used to pay down outstanding balances on the facility, and the proceeds from the sale of Marucci in November 2023 used to pay for the acquisition of The Honey Pot Co. rather than using the availability under the facility.

Loss on sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The Company recorded a loss on the sale of Crosman in the quarter ending June 30, 2024 of $24.6 million.
Other income (expense)
For the six months ended June 30, 2024, we recorded $4.2 million in other expense as compared to $1.1 million in other income in the six months ended June 30, 2023, an increase in expense of $5.3 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the six months ended June 30, 2024, the other expense reflects a loss on an equity method investment at Altor Solutions and the accrual of a legal settlement at the corporate level
Income taxes
We had an income tax provision of $30.2 million during the six months ended June 30, 2024 compared to an income tax provision of $11.2 million during the same period in 2023, an increase of $19.0 million. Our effective tax rate in the six months ended June 30, 2024 was 159.7%, compared to an effective income tax rate of 49.1% during the same period in 2023. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% percent and our effective income tax rate in 2024 was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries, the impairment expense recognized at Velocity in the first quarter of 2024 and the loss on the sale of Crosman in the second quarter of 2024.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$123,201	100.0%	$126,030	100.0%	$248,175	100.0%	$250,482	100.0%
Gross profit	$67,485	54.8%	$67,893	53.9%	$133,412	53.8%	$132,836	53.0%
SG&A	$54,365	44.1%	$54,870	43.5%	$109,704	44.2%	$109,701	43.8%
Segment operating income	$10,699	8.7%	$10,582	8.4%	$18,866	7.6%	$18,252	7.3%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were $123.2 million as compared to net sales of $126.0 million for the three months ended June 30, 2023, a decrease of $2.8 million, or 2.2%. This decrease was driven by a $3.8 million decrease in direct-to-consumer sales due to lower off price selling and a $0.2 million decrease in domestic wholesale sales due to decreased inventory availability, which were offset by a $0.5 million increase in international sales growth from strong demand.
Gross profit
Gross profit was $67.5 million in the three months ended June 30, 2024 as compared to $67.9 million in the three months ended June 30, 2023, a decrease of $0.4 million. Gross profit as a percentage of net sales was 54.8% in the second quarter of 2024 as compared to 53.9% in the second quarter of 2023. Gross profit as a percentage of net sales was favorably impacted by lower off price selling.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 was $54.4 million, or 44.1% of net sales as compared to $54.9 million, or 43.5% of net sales for the comparable period in 2023. The decrease in selling, general and administrative expense was largely driven by a decrease in depreciation, bonus related expenses, outside service and bad debt expenses, offset by slight increases in the costs associated with additional retail stores and increased headcount from June 30, 2023.
Segment operating income
Segment operating income for the three months ended June 30, 2024 was $10.7 million, an increase of $0.1 million when compared to segment operating income of $10.6 million for the same period in 2023, based on the factors described above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were $248.2 million as compared to net sales of $250.5 million for the six months ended June 30, 2023, a decrease of $2.3 million, or 0.9%. This decrease was driven by a $4.9 million decrease in direct-to-consumer sales due to lower off price selling and a $0.9 million decrease in domestic wholesale sales due to decreased inventory availability, both of which were partially offset by a $3.2 million increase in international sales growth from strong demand.
Gross profit
Gross profit was $133.4 million in the six months ended June 30, 2024 as compared to $132.8 million in the six months ended June 30, 2023, an increase of $0.6 million. Gross profit as a percentage of net sales was 53.8% in the first half of 2024 as compared to 53.0% in the first half of 2023. Gross profit as a percentage of net sales was favorably impacted by decreased lower off price selling.
Selling, general and administrative expense
Selling, general and administrative expense for both the six months ended June 30, 2024 and June 30, 2023 was $109.7 million, representing 44.2% of net sales in the six months ended June 30, 2024 and 43.8% of net sales for the comparable period in 2023.
Segment operating income
Segment operating income for the six months ended June 30, 2024 was $18.9 million, an increase of $0.6 million when compared to segment operating income of $18.3 million for the same period in 2023, based on the factors described above.
BOA

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$54,160	100.0%	$38,123	100.0%	$97,063	100.0%	$76,109	100.0%
Gross profit	$34,070	62.9%	$22,807	59.8%	$60,285	62.1%	$45,598	59.9%
SG&A	$13,403	24.7%	$10,573	27.7%	$25,784	26.6%	$21,233	27.9%
Segment operating income	$16,470	30.4%	$8,050	21.1%	$26,126	26.9%	$16,001	21.0%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were $54.2 million as compared to net sales of $38.1 million for the three months ended June 30, 2023, an increase of $16.0 million, or 42.1%. The increase was reflected across key industries including Cycling, Athletic, Workwear and Snow Sports. The increase in sales was a result of the improvement of end market inventory levels, coupled with market share gains in many of our key industries.

Gross profit
Gross profit was $34.1 million for the three months ended June 30, 2024 as compared to $22.8 million for the three months ended June 30, 2023, an increase of $11.3 million. Gross Profit as a percentage of net sales was 62.9% for the three months ended June 30, 2024 as compared to 59.8% for the three months ended June 30, 2023. The increase in gross profit as a percentage of net sales was driven by manufacturing overhead leverage as well as product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 was $13.4 million, or 24.7% of net sales compared to $10.6 million, or 27.7% of net sales for the comparable period in 2023. The increase in selling, general, and administrative expense is primarily due to increased employee costs related to BOA’s bonus plan and equity program.
Segment operating income
Segment operating income for the three months ended June 30, 2024 was $16.5 million, an increase of $8.4 million when compared to segment operating income of $8.1 million for the same period in 2023, based on the factors described above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were $97.1 million as compared to net sales of $76.1 million for the six months ended June 30, 2023, an increase of $21.0 million, or 27.5%. The increase was reflected across key industries including Cycling, Athletic, Workwear and Snow Sports. The increase in sales was a result of the improvement of end market inventory levels, coupled with market share gains in many of our key industries.
Gross profit
Gross profit was $60.3 million for the six months ended June 30, 2024 as compared to $45.6 million for the six months ended June 30, 2023, an increase of $14.7 million. Gross Profit as a percentage of net sales was 62.1% for the six months ended June 30, 2024 as compared to 59.9% for the six months ended June 30, 2023. The increase in gross profit as a percentage of net sales was driven by manufacturing overhead leverage as well as product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2024 was $25.8 million, or 26.6% of net sales compared to $21.2 million, or 27.9% of net sales for the comparable period in 2023. The increase in selling, general, and administrative expense is primarily due to increased employee costs related to BOA’s bonus plan and equity program.
Segment operating income
Segment operating income for the six months ended June 30, 2024 was $26.1 million, an increase of $10.1 million when compared to segment operating income of $16.0 million for the same period in 2023, based on the factors described above.
Ergobaby

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$28,557	100.0%	$26,149	100.0%	$49,775	100.0%	$48,567	100.0%
Gross profit	$18,393	64.4%	$16,804	64.3%	$32,351	65.0%	$30,919	63.7%
SG&A	$13,865	48.6%	$12,286	47.0%	$26,856	54.0%	$24,023	49.5%
Segment operating income	$2,562	9.0%	$2,526	9.7%	$1,564	3.1%	$2,914	6.0%

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were $28.6 million, an increase of $2.4 million, or 9.2%, compared to the same period in 2023. During the three months ended June 30, 2024, international sales were approximately $18.1 million, representing an increase of $1.9 million over the corresponding period in 2023, primarily as a result of timing of distributor sales and a strong quarter from key international accounts. Domestic sales were $10.5 million in the second quarter of 2024, reflecting an increase of $0.5 million compared to the corresponding period in 2023. The increase in domestic sales was primarily due to increases from online channels.
Gross profit
Gross profit as a percentage of net sales was 64.4% for the three months ended June 30, 2024, as compared to 64.3% for the three months ended June 30, 2023. The increase in gross profit as a percentage of sales was due to shifts in channel mix.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.6 million quarter over quarter, with expense of $13.9 million, or 48.6% of net sales for the three months ended June 30, 2024 as compared to $12.3 million or 47.0% of net sales for the same period of 2023. The increase in selling, general and administrative expense in the three months ended June 30, 2024 as compared to the comparable period in the prior year is due to increased outbound freight, warehousing and marketing expenses, as well as increased legal fees.
Segment operating income
Ergobaby had segment operating income of approximately $2.6 million for both the three months ended June 30, 2024, and June 30, 2023, based on the factors noted above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were $49.8 million, an increase of $1.2 million, or 2.5%, compared to the same period in 2023. During the six months ended June 30, 2024, international sales were approximately $30.1 million, representing an increase of $0.4 million over the corresponding period in 2023, primarily as a result of strong sales in key international accounts. Domestic sales were $19.6 million in the first half of 2024, reflecting an increase of $0.8 million compared to the corresponding period in 2023. The increase in domestic sales was primarily due to increases from online channels.
Gross profit
Gross profit as a percentage of net sales was 65.0% for the six months ended June 30, 2024, as compared to 63.7% for the six months ended June 30, 2023. The increase in gross profit as a percentage of sales was due to shifts in channel mix and reduced costs.
Selling, general and administrative expense
Selling, general and administrative expense increased $2.8 million year over year, with expense of $26.9 million, or 54.0% of net sales for the six months ended June 30, 2024 as compared to $24.0 million or 49.5% of net sales for the same period of 2023. The increase in selling, general and administrative expense in the six months ended June 30, 2024 as compared to the comparable period in the prior year is due to increased outbound freight, warehousing and marketing expenses, as well as increased legal fees.
Segment operating income
Ergobaby had segment operating income of $1.6 million for the six months ended June 30, 2024, a decrease of $1.4 million compared to the same period in 2023, based on the factors noted above.

Lugano

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$99,358	100.0%	$60,949	100.0%	$202,397	100.0%	$124,836	100.0%
Gross profit	$58,722	59.1%	$33,698	55.3%	$119,626	59.1%	$67,975	54.5%
SG&A	$24,098	24.3%	$15,138	24.8%	$44,257	21.9%	$28,211	22.6%
Segment operating income	$33,198	33.4%	$17,133	28.1%	$72,515	35.8%	$36,909	29.6%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the quarter ended June 30, 2024 increased approximately $38.4 million, or 63.0%, to $99.4 million, compared to the corresponding quarter ended June 30, 2023. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado, Connecticut, and London, England, as well as via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year period, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano opened its Greenwich, Connecticut location in September 2023, and its London, England salon in the second quarter of 2024, and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 59.1% and 55.3% for the quarters ended June 30, 2024 and June 30, 2023, respectively. Lugano has an extensive network of suppliers through which it procures diamonds and gemstones, which make up a significant percentage of the cost of sales. The increase in margins is attributable to pricing and product mix, especially in its higher priced jewelry pieces.
Selling, general and administrative expense
Selling, general and administrative expense was $24.1 million for the three months ended June 30, 2024 as compared to $15.1 million in selling, general and administrative expense in the three months ended June 30, 2023. Selling, general and administrative expense represented 24.3% of net sales in the three months ended June 30, 2024 and 24.8% of net sales for the same period of 2023. The increase in selling, general and administrative expense is primarily due to overhead expenses from newly opened locations, increased marketing spend and personnel costs, and variable costs that correlate to the increase in revenue. Lugano continues to increase its head count as it invests in additional professionals to support its growth and geographic expansion.
Segment operating income
Segment operating income increased during the three months ended June 30, 2024 to $33.2 million, as compared to $17.1 million in the corresponding period in 2023. This increase was a result of the factors noted above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 increased approximately $77.6 million, or 62.1%, to $202.4 million, compared to the corresponding six months ended June 30, 2023. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado, Connecticut, and London, England, as well as via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year period, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano opened its Greenwich, Connecticut location in September 2023, and its London, England salon in the second quarter of 2024, and expects to open more retail locations in the near term to further expand sales opportunities.

Gross profit
Gross profit as a percentage of net sales totaled approximately 59.1% and 54.5% for the six months ended June 30, 2024 and June 30, 2023, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The increase in margins is attributable to pricing and product mix, especially in its higher priced jewelry pieces.
Selling, general and administrative expense
Selling, general and administrative expense was $44.3 million for the six months ended June 30, 2024 as compared to $28.2 million in selling, general and administrative expense in the six months ended June 30, 2023. Selling, general and administrative expense represented 21.9% of net sales in the six months ended June 30, 2024 and 22.6% of net sales for the same period of 2023. The increase in selling, general and administrative expense is primarily due to overhead expenses from newly opened locations, increased marketing spend and personnel costs, and variable costs that correlate to the increase in revenue. Lugano continues to increase its head count as it invests in additional professionals to support its growth and geographic expansion.
Segment operating income
Segment operating income increased during the six months ended June 30, 2024 to $72.5 million, as compared to $36.9 million in the corresponding period in 2023. This increase was a result of the factors noted above.
PrimaLoft

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$25,291	100.0%	$22,160	100.0%	$47,832	100.0%	$46,689	100.0%
Gross profit	$16,042	63.4%	$13,977	63.1%	$30,092	62.9%	$29,557	63.3%
SG&A	$5,089	20.1%	$5,706	25.7%	$10,386	21.7%	$10,812	23.2%
Segment operating income	$5,499	21.7%	$2,817	12.7%	$8,799	18.4%	$7,838	16.8%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were $25.3 million, an increase of $3.1 million as compared to net sales of $22.2 million for the three months ended June 30, 2023. The increase in net sales in the current quarter versus the quarter ended June 30, 2023 is attributable to the shift by brand partners shipping product later in the production cycle in 2024 compared to the prior year. The excess inventory in the retail market became apparent in second quarter of 2023, which impacted orders during the same period last year.
Gross profit
Gross profit for the quarter ended June 30, 2024 increased $2.1 million as compared to the three months ended June 30, 2023. Gross profit as a percentage of net sales for the three months ended June 30, 2024 was 63.4%, as compared to gross profit as a percentage of sales of 63.1% for the three months ended June 30, 2023. The increase in gross profit as a percentage of net sales in the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 is due to product mix shift.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 was $5.1 million, or 20.1% of net sales compared to $5.7 million, or 25.7% of net sales for the three months ended June 30, 2023. Selling, general and administrative expense in the prior year quarter included $1.2 million in integration services fees associated with the Company's acquisition of PrimaLoft. Excluding the integration service fee, selling, general and administrative expense increased approximately $1.2 million due to the increase in headcount as PrimaLoft continues to focus on future growth.
Segment operating income
Segment operating income for the three months ended June 30, 2024 was $5.5 million, an increase of $2.7 million when compared to segment operating income of $2.8 million for the same period in 2023, as a result of the factors noted above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were $47.8 million, an increase of $1.1 million as compared to net sales of $46.7 million for the six months ended June 30, 2023. The increase in net sales in the current period versus the six months ended June 30, 2023 is attributable to inventory levels in the retail market normalizing, which has resulted in an increase in orders from retailers with brand partners.
Gross profit
Gross profit for the six months ended June 30, 2024 increased $0.5 million as compared to the six months ended June 30, 2023. Gross profit as a percentage of net sales for the six months ended June 30, 2024 was 62.9%, as compared to gross profit as a percentage of sales of 63.3% for the six months ended June 30, 2023. The decrease in gross profit as a percentage of net sales in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is due to product mix shift.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2024 was $10.4 million, or 21.7% of net sales compared to $10.8 million, or 23.2% of net sales for the six months ended June 30, 2023. Selling, general and administrative expense in the prior period included $2.4 million in integration services fees associated with the Company's acquisition of PrimaLoft. Excluding the integration service fee, selling, general and administrative expense increased approximately $2.4 million due to the increase in headcount as PrimaLoft continues to focus on future growth.
Segment operating income
Segment operating income for the six months ended June 30, 2024 was $8.8 million, an increase of $1.0 million when compared to segment operating income of $7.8 million for the same period in 2023, as a result of the factors noted above.
The Honey Pot Co.
In the following results of operations, we provide comparative proforma results of operations for The Honey Pot Co. for the three and six months ended June 30, 2024 and June 30, 2023 as if we had acquired the business on January 1, 2023. The results of operations that follow include relevant proforma adjustments for pre-acquisition periods and explanations where applicable. The operating results for The Honey Pot Co. have been included in the consolidated results of operation from the date of acquisition in January 2024.

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
			Proforma		Proforma		Proforma
Net sales	$24,182	100.0%	$25,009	100.0%	$55,018	100.0%	$56,887	100.0%
Gross profit	$11,323	46.8%	$14,748	59.0%	$26,242	47.7%	$33,697	59.2%
SG&A	$9,276	38.4%	$10,330	41.3%	$20,932	38.0%	$18,938	33.3%
Segment operating (loss) income	$(2,530)	(10.5)%	$153	0.6%	$(3,220)	(5.9)%	$6,228	10.9%
Proforma results of operations include the following proforma adjustments as if we had acquired The Honey Pot Co. on January 1, 2023:
•Incremental stock compensation expense of $0.3 million for the six months ended June 30, 2024 and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2023. This amount is included in SG&A above and reduces segment operating income.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for THP of $1.3 million for the six months ended June 30, 2024 and $4.0 and $8.0, respectively, for the three and six months ended June 30, 2023. This amount reduces segment operating income.

•Management fees that would have been payable to the Manager during each period. THP will pay a management fee of $1.0 million per year ($0.25 million per quarter) to CGM. This amount reduces segment operating income.
Three months ended June 30, 2024 compared to proforma three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were $24.2 million, a decrease of $0.8 million or 3.3% from net sales of $25.0 million for the three months ended June 30, 2023. The decrease in net sales is primarily due to larger pipe fill orders from new customers and higher promotional activity in the second quarter of 2023.
Gross profit
Gross profit for the quarter ended June 30, 2024 decreased $3.4 million as compared to the three months ended June 30, 2023. Gross profit as a percentage of net sales for the three months ended June 30, 2024 was 46.8%, as compared to gross profit as a percentage of sales of 59.0% for the three months ended June 30, 2023. Cost of sales in the quarter ended June 30, 2024 includes $1.0 million in amortization of the inventory step-up resulting from the acquisition purchase allocation. Excluding the effect of the step-up amortization, gross profit as a percentage of net sales for the first quarter of 2024 was 51.1%. The decline in gross profit as a percentage of net sales in the quarter ended June 30, 2024 as compared to the quarter ended June 30, 2023 is attributable to channel mix shift and higher fixed costs due to the replacement of regional third-party distribution facilities with a larger dedicated distribution center to support future growth and that will benefit from scale efficiencies over time.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 was $9.3 million, or 38.4% of net sales compared to $10.3 million, or 41.3% of net sales for the three months ended June 30, 2023. The decrease in selling, general and administrative expense in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to changes in bonus and compensation plans.
Segment operating income (loss)
Segment operating loss for the three months ended June 30, 2024 was $2.5 million, a decrease of $2.7 million when compared to segment operating income of $0.2 million for the same period in 2023, as a result of the factors noted above.
Proforma six months ended June 30, 2024 compared to proforma six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were $55.0 million, a decrease of $1.9 million or 3.3% from net sales of $56.9 million for the six months ended June 30, 2023. The decrease in net sales is primarily due to normalized replenishment levels in the current period as compared to larger, pipe fill orders from new customers and doors added in the drug and grocery channels in the first six months of 2023 as well as lower promotional activity in the current year.
Gross profit
Gross profit for the six months ended June 30, 2024 decreased $7.5 million as compared to the six months ended June 30, 2023. Gross profit as a percentage of net sales for the six months ended June 30, 2024 was 47.7%, as compared to gross profit as a percentage of sales of 59.2% for the six months ended June 30, 2023. Cost of sales in the six months ended June 30, 2024 includes $3.8 million in amortization of the inventory step-up resulting from the acquisition purchase allocation. Excluding the effect of the step-up amortization, gross profit as a percentage of net sales for the six months ended 2024 was 54.4%. The decline in gross profit as a percentage of net sales in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is attributable to channel mix shift and higher fixed costs due to the replacement of 3PL distribution with a larger dedicated distribution center to support future growth and that will benefit from scale efficiencies over time.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2024 was $20.9 million, or 38.0% of net sales compared to $18.9 million, or 33.3% of net sales for the six months ended June 30, 2023. Selling, general and administrative expense in the current period includes $3.5 million in transaction costs associated with the

Company's acquisition of The Honey Pot Co.
Segment operating income (loss)
Segment operating loss for the six months ended June 30, 2024 was $3.2 million, a decrease of $9.4 million when compared to segment operating income of $6.2 million for the same period in 2023, as a result of the factors noted above.
Velocity Outdoor
On April 30, 2024, Velocity Outdoor sold its Crosman airgun product division. The results of operations for the three and six months ended June 30, 2024 and 2023 presented below include the results from the Crosman airgun product division through the date of sale.

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$18,711	100.0%	$37,839	100.0%	$48,610	100.0%	$71,879	100.0%
Gross profit	$5,627	30.1%	$10,001	26.4%	$12,125	24.9%	$18,016	25.1%
SG&A	$5,848	31.3%	$9,090	24.0%	$14,067	28.9%	$17,860	24.8%
Impairment expense	$—	—%	$—	—%	$8,182	16.8%	$—	—%
Segment operating loss	$(1,935)	(10.3)%	$(1,610)	(4.3)%	$(14,359)	(29.5)%	$(4,886)	(6.8)%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were $18.7 million, a decrease of $19.1 million or 50.6%, compared to the same period in 2023. The decrease in net sales for the three months ended June 30, 2024 is driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories decreased 5% compared to the same period in 2023 due to softness in the overall Hunting and Fishing market.
Gross profit
Gross profit for the quarter ended June 30, 2024 decreased $4.4 million as compared to the quarter ended June 30, 2023. Gross profit as a percentage of net sales increased to 30.1% for the three months ended June 30, 2024 as compared to 26.4% in the three months ended June 30, 2023 due to the divestiture of Crosman. The archery and hunting apparel product categories have higher margins than the airgun product category due to differences in the sales channels and the premium nature of the products sold in these categories. In the quarter ended June 30, 2024, the gross profit for the remaining Velocity business decreased 1.5% compared to the prior year comparable quarter.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 was $5.8 million, or 31.3% of net sales compared to $9.1 million, or 24.0% of net sales for the three months ended June 30, 2023. Selling, general and administrative expense decreased $3.2 million in the quarter ended June 30, 2024 as compared to the prior period but increased as a percentage of net sales due to the decrease in revenue noted above.

Segment operating loss
Segment operating loss for the three months ended June 30, 2024 was $1.9 million, an increased loss of $0.3 million when compared to segment operating loss of $1.6 million for the same period in 2023 based on the factors noted above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were $48.6 million, a decrease of $23.3 million or 32.4%, compared to the same period in 2023. The decrease in net sales for the six months ended June 30, 2024 is driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories decreased approximately $2.0 million compared to the same period in 2023 due to softness in the overall Hunting and Fishing market.
Gross profit
Gross profit for the six months ended June 30, 2024 decreased $5.9 million as compared to the six months ended June 30, 2023. Gross profit as a percentage of net sales decreased to 24.9% for the six months ended June 30, 2024 as compared to 25.1% in the six months ended June 30, 2023 due to product mix and the absorption of overhead expense on reduced sales.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2024 was $14.1 million, or 28.9% of net sales compared to $17.9 million, or 24.8% of net sales for the six months ended June 30, 2023. Selling, general and administrative expense decreased $3.8 million in the six months ended June 30, 2024 as compared to the prior period but increased as a percentage of net sales due to the decrease in revenue noted above.
Impairment expense
The Velocity reporting unit was tested quantitatively in connection with the company's annual goodwill impairment testing, The impairment test resulted in Velocity recording impairment expense of $8.2 million in the six months ended June 30, 2024 after the fair value of the reporting unit did not exceed the carrying value.
Segment operating loss
Segment operating loss for the six months ended June 30, 2024 was $14.4 million, an increased loss of $9.5 million when compared to segment operating loss of $4.9 million for the same period in 2023 based on the factors noted above.

Industrial Businesses
Altor Solutions

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$52,213	100.0%	$60,886	100.0%	$105,617	100.0%	$122,398	100.0%
Gross profit	$15,029	28.8%	$19,558	32.1%	$31,202	29.5%	$36,271	29.6%
SG&A	$7,280	13.9%	$7,740	12.7%	$14,230	13.5%	$14,922	12.2%
Segment operating income	$5,156	9.9%	$9,223	15.1%	$11,784	11.2%	$16,157	13.2%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the quarter ended June 30, 2024 were $52.2 million, a decrease of $8.7 million, or 14.2%, compared to the quarter ended June 30, 2023. The decrease in net sales during the quarter was due to shifting market conditions of the food delivery and other cold chain markets, which represent one of Altor's largest customer segments. Altor is strategically repositioning itself to adapt to these changes, but anticipates continued sales pressure for the remainder of 2024.
Gross profit
Gross profit as a percentage of net sales was 28.8% and 32.1% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended June 30, 2024, was primarily due to fixed cost absorption on a lower sales base due to the decrease in net sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 was $7.3 million as compared to $7.7 million for the three months ended June 30, 2023, a decrease of $0.5 million. The decrease in selling, general and administrative expense in the second quarter of 2024 was due to lower incentive compensation as a result of the decrease in revenue.
Segment operating income
Segment operating income was $5.2 million in the three months ended June 30, 2024, a decrease of $4.1 million as compared to the three months ended June 30, 2023, based on the factors noted above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were $105.6 million, a decrease of $16.8 million, or 13.7%, compared to the six months ended June 30, 2023. The decrease in net sales during the period was due to shifting market conditions of the food delivery and other cold chain markets, which represent one of Altor's largest customer segments, and supplier diversification initiatives. Altor is strategically repositioning itself to adapt to these changes, but anticipates continued sales pressure for the remainder of 2024.
Gross profit
Gross profit as a percentage of net sales was consistent period over period, at 29.5% and 29.6% for the six months ended June 30, 2024 and 2023, respectively.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2024 was $14.2 million as compared to $14.9 million for the six months ended June 30, 2023, a decrease of $0.7 million. The decrease in selling, general and administrative expense in the first half of 2024 was due to lower incentive compensation as a result of the decrease in revenue.

Segment operating income
Segment operating income was $11.8 million in the six months ended June 30, 2024, a decrease of $4.4 million as compared to the six months ended June 30, 2023, based on the factors noted above.
Arnold

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$43,155	100.0%	$40,138	100.0%	$84,442	100.0%	$80,228	100.0%
Gross profit	$12,446	28.8%	$12,453	31.0%	$24,251	28.7%	$24,494	30.5%
SG&A	$6,388	14.8%	$6,090	15.2%	$13,271	15.7%	$12,342	15.4%
Segment operating income	$5,308	12.3%	$5,613	14.0%	$9,480	11.2%	$10,651	13.3%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were approximately $43.2 million, an increase of $3.0 million compared to the same period in 2023. International sales were $13.2 million in the three months ended June 30, 2024 and $12.2 million in the three months ended June 30, 2023, an increase of 7.7%. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and oil and gas, partially offset by lower demand in the motor sports and reprographic markets.
Gross profit
Gross profit for the three months ended June 30, 2024 was approximately $12.4 million compared to approximately $12.5 million in the same period of 2023. Gross profit as a percentage of net sales decreased to 28.8% for the quarter ended June 30, 2024 from 31.0% in the quarter ended June 30, 2023 principally due to product mix and higher staffing related costs.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended June 30, 2024 was $6.4 million, an increase in expense of approximately $0.3 million compared to $6.1 million for the three months ended June 30, 2023 due to increases in information technology expenses and consulting fees partially offset by lower staffing related costs. Selling, general and administrative expense was 14.8% of net sales in the three months ended June 30, 2024 and 15.2% in the three months ended June 30, 2023.
Segment operating income
Segment operating income for the three months ended June 30, 2024 was approximately $5.3 million, a decrease of $0.3 million when compared to the same period in 2023, as a result of the factors noted above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were approximately $84.4 million, an increase of $4.2 million compared to the same period in 2023. International sales were $26.5 million in the six months ended June 30, 2024 and $25.7 million the six months ended June 30, 2023, an increase of 3.3%. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and oil and gas, partially offset by lower demand in the industrial and transportation markets.
Gross profit
Gross profit for the six months ended June 30, 2024 was approximately $24.3 million compared to approximately $24.5 million in the same period of 2023. Gross profit as a percentage of net sales decreased to 28.7% for the six months ended June 30, 2024 from 30.5% in the six months ended June 30, 2023 principally due to product mix and higher staffing related costs.

Selling, general and administrative expense
Selling, general and administrative expense in the six months ended June 30, 2024 was $13.3 million, an increase in expense of approximately $0.9 million compared to $12.3 million for the six months ended June 30, 2023 due to increases in information technology and legal expenses, and consulting fees during the current period. Selling, general and administrative expense was 15.7% of net sales in the six months ended June 30, 2024 and 15.4% in the six months ended June 30, 2023.
Segment operating income
Segment operating income for the six months ended June 30, 2024 was approximately $9.5 million, a decrease of $1.2 million when compared to the same period in 2023, as a result of the factors noted above.
Sterno

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Net sales	$73,767	100.0%	$74,615	100.0%	$138,627	100.0%	$149,634	100.0%
Gross profit	$19,976	27.1%	$19,479	26.1%	$37,689	27.2%	$36,039	24.1%
SG&A	$7,869	10.7%	$8,154	10.9%	$16,560	11.9%	$15,984	10.7%
Segment operating income	$7,870	10.7%	$7,088	9.5%	$12,655	9.1%	$11,581	7.7%
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net sales
Net sales for the three months ended June 30, 2024 were approximately $73.8 million, a decrease of $0.8 million, or 1.1%, compared to the same period in 2023. The net sales variance reflects lower sales volume at Sterno in the retail and food service sales channels.
Gross profit
Gross profit as a percentage of net sales increased from 26.1% for the three months ended June 30, 2023 to 27.1% for the three months ended June 30, 2024. The increase in gross profit percentage in the second quarter of 2024 as compared to the second quarter of 2023 was primarily attributable to favorable direct materials, labor and freight costs across both divisions of the company.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended June 30, 2024 was approximately $7.9 million as compared to $8.2 million for the three months ended June 30, 2023, a decrease of $0.3 million reflecting lower occupancy expenses and management incentives. Selling, general and administrative expense represented 10.7% of net sales for the three months ended June 30, 2024 and 10.9% for the three months ended June 30, 2023.
Segment operating income
Segment operating income for the three months ended June 30, 2024 was approximately $7.9 million, an increase of $0.8 million compared to the three months ended June 30, 2023 based on the factors noted above.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Net sales
Net sales for the six months ended June 30, 2024 were approximately $138.6 million, a decrease of $11.0 million, or 7.4%, compared to the same period in 2023. The net sales variance reflects lower sales due to changes in consumer discretionary buying behaviors as a result of inflationary pressures.

Gross profit
Gross profit as a percentage of net sales increased from 24.1% for the six months ended June 30, 2023 to 27.2% for the six months ended June 30, 2024. The increase in gross profit percentage in the first half of 2024 as compared to the first half of 2023 was primarily attributable to favorable direct materials, labor and freight costs across both divisions of the company.
Selling, general and administrative expense
Selling, general and administrative expense for the six months ended June 30, 2024 was approximately $16.6 million as compared to $16.0 million for the six months ended June 30, 2023, an increase of $0.6 million reflecting an increase in sales and marketing related salaries and promotional activity for both divisions of the company in the current period. Selling, general and administrative expense represented 11.9% of net sales for the six months ended June 30, 2024 and 10.7% for the six months ended June 30, 2023.
Segment operating income
Segment operating income for the six months ended June 30, 2024 was approximately $12.7 million, an increase of $1.1 million compared to the six months ended June 30, 2023 based on the factors noted above.
Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. In 2021, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million of the common shares of the Trust in amounts and at times to be determined by us. In the first quarter of 2024, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $100 million of the Series A, Series B and Series C preferred shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common and preferred shares and determinations by us regarding appropriate sources of funding.
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of June 30, 2024, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300.0 million of indebtedness associated with our 5.000% 2032 Notes, $380.0 million outstanding on our 2022 Term Loan, and $54.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At June 30, 2024, approximately 25% of our outstanding debt was subject to interest rate changes.
At June 30, 2024, we had approximately $68.4 million of cash and cash equivalents on hand, a decrease of $382.1 million as compared to the year ended December 31, 2023. In November 2023, we sold our Marucci subsidiary, receiving approximately $484.0 million of total proceeds at closing. A portion of the proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Revolving Credit Facility and the remaining amount was held in short term investment and savings accounts at December 31, 2023. On January 31, 2024, the Company completed the acquisition of The Honey Pot Co. using cash held on our balance sheet. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Our availability under our 2022 Revolving Credit Facility at June 30, 2024 was $543.6 million. The change in cash and cash equivalents for the six months ended June 30, 2024 and 2023 is as follows:

Operating Activities:

	Six months ended
(in thousands)	June 30, 2024	June 30, 2023
Cash provided by (used in) operating activities	$(48,383)	$37,239

For the six months ended June 30, 2024, cash flows used in operating activities totaled approximately $48.4 million, which represents a $85.6 million increase in cash use compared to cash provided by operating activities of $37.2 million during the six-month period ended June 30, 2023. Cash used in operating activities for working capital for the six months ended June 30, 2024 was $154.1 million, as compared to cash used in operating activities for working capital of $92.1 million for the six months ended June 30, 2023. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter of the prior year. In the prior year, several of our businesses were working through higher levels of inventory that that were increased to combat supply chain issues during 2022 given longer lead times, resulting in lower cash outflows in the first half of 2023.
Lugano has used significant cash to build inventory to support its sales growth strategy, with net inventory build of $138.9 million in the first half of 2024 and $81.6 million in the first half of 2023. We expect Lugano to continue to use working capital to support its growth, particularly as Lugano opens new salons, each of which requires a minimum level of new inventory prior to opening.
Investing Activities:

	Six months ended
(in thousands)	June 30, 2024	June 30, 2023
Cash provided by (used in) investing activities	$(336,073)	$117,829

Cash flows used in investing activities for the six months ended June 30, 2024 totaled $336.1 million, compared to cash provided by investing activities of $117.8 million in the same period of 2023. In the current year, cash used in investing activities reflects our acquisition of The Honey Pot Co. in January 2024, and the proceeds of $58.5 million from the sale of the Crosman division of Velocity Outdoor, while in the prior year, investing activities reflects the sale of Advanced Circuits and the proceeds received related to the sale. Capital expenditures spend decreased $9.7 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, with $18.9 million in capital expenditures in 2024 and $28.6 million in capital expenditures in 2023. The decrease in capital expenditures is primarily due to a lower investment at 5.11 as they reduced the number of retail stores they plan to open in the current year as compared to the prior year. We expect capital expenditures for the full year of 2024 to be between approximately $55 million to $65 million.
Financing Activities:

	Six months ended
(in thousands)	June 30, 2024	June 30, 2023
Cash provided by (used in) financing activities	$3,366	$(149,619)

Cash flows provided by financing activities totaled approximately $3.4 million during the six months ended June 30, 2024 compared to cash flows used in financing activities of $149.6 million during the six months ended June 30, 2023. Financing activities in the current year reflects $14.3 million in Trust common and preferred shares issued under our at-the-market share offering program while financing activities in the first six months of 2023 reflects $5.9 million of purchases under our share repurchase program. In the current year, we borrowed $54 million, net, against our 2022 Revolving Credit Facility, while in the prior year, we used the proceeds from our sale of Advanced Circuits to repay amounts outstanding under our revolving credit facility, resulting in net repayments in the first half of 2023 of $63 million under our 2022 Revolving Credit Facility. The current year cash provided by financing activities also reflects the amount of equity investment made by noncontrolling shareholders related to the acquisition of The Honey Pot Co. ($41.7 million). Financing activities in both periods reflect the payment of our common and preferred share distributions, and current period financing cash flows includes the payment of the profit allocation from the sale of Marucci to the Allocation Interest Holders of $48.9 million.

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
We have made several amendments to the Lugano intercompany credit agreement to allow Lugano to continue to expand its operations and build inventory to support its salon expansion. Amendments were made to the Lugano intercompany credit agreement in the first and second quarter of 2024, and the second, third and fourth quarter of 2023. We expect to continue to fund Lugano to support its sales growth in the upcoming year.
In the first quarter of 2024, we amended the PrimaLoft intercompany credit agreement to amend the fixed charge ratio and leverage ratio covenants contained within its intercompany credit agreement.
In the second quarter of 2024, we amended the Velocity intercompany credit agreement to reflect the sale of the Crosman division. The amendment revises the principal payments due under the credit facility and waives the fixed charge coverage covenant for the quarters ended June 30, 2024 and September 30, 2024.
In the second quarter of 2023, we amended the Velocity intercompany credit agreement to extend the term of the facility and to increase the borrowing availability under the facility.
In the fourth quarter of 2023, we amended the Ergo Credit Agreement to permit the fixed charge coverage ratio to remain at the September 30, 2023 level through the period ending December 31, 2024.
In December 2023, we completed a recapitalization at BOA whereby the LLC entered into an amendment to the intercompany loan agreement with BOA (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to provide for additional term loan borrowings of $165.9 million to fund a distribution to shareholders. The LLC received a distribution of $131.0 million related to its ownership of the outstanding shares of BOA on the date of the distribution. Noncontrolling shareholders received a distribution of $11.7 million, and the remaining amount of the recapitalization was used to repurchase employee stock options and to pay a bonus to employees who held phantom stock options and were not eligible to participate in the distribution to noncontrolling shareholders.
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2024.

All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of June 30, 2024, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$121,751
BOA	189,141
Ergobaby	82,475
Lugano	524,927
PrimaLoft	153,400
The Honey Pot Co.	105,500
Velocity Outdoor	69,899
Altor	64,884
Arnold	68,947
Sterno	98,856
Total intercompany debt	$1,479,780
Corporate and eliminations	(1,479,780)
Total	$—
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
Financing Arrangements
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement (the "2022 Credit Facility"). The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million (the "2022 Revolving Credit Facility") and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the maturity date of loans advanced under the 2022 Revolving Credit Facility. The 2022 Credit Facility also provides for a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date.
We had $543.6 million in net availability under the 2022 Revolving Credit Facility at June 30, 2024. The outstanding borrowings under the 2022 Revolving Credit Facility include $2.5 million of outstanding letters of credit at June 30, 2024, which are not reflected on our balance sheet.
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
The following table reflects required and actual financial ratios as of June 30, 2024 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	3.00:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.88:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	3.72:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2024	2023
Interest on credit facilities	$17,094	$17,854
Interest on Senior Notes	33,750	33,750
Unused fee on Revolving Credit Facility	1,034	990
Other interest expense	136	214
Interest income	(1,878)	(15)
Interest expense, net	$50,136	$52,793
The following table provides the effective interest rate of the Company’s outstanding debt at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.58%	380,000	7.50%	385,000
2022 Revolving Credit Facility	7.95%	54,000	—%	—
Unamortized debt issuance costs		(11,916)		(13,121)
Total debt outstanding		$1,722,084		$1,671,879

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
Adjusted EBITDA – EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles, amortization of inventory step-up associated with purchase price allocations of our acquisitions, and debt charges, including debt issuance costs. Adjusted EBITDA is calculated utilizing the same calculation as described in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) impairment charges, which reflect write downs to goodwill or other intangible assets; (iv) changes in the fair value of contingent consideration subsequent to initial purchase accounting, (v) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership; and (vi) items of other income or expense that are material to a subsidiary and non-recurring in nature.
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

Adjusted EBITDA
Six months ended June 30, 2024
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(12,436)	$8,857	12,346	$(3,108)	$34,985	$(988)	$(7,604)	$(55,199)	$3,394	$3,909	$4,557	$(11,287)
Adjusted for:
Provision (benefit) for income taxes	—	3,010	2,469	380	11,668	584	(2,569)	9,297	1,726	1,986	1,655	30,206
Interest expense, net	50,041	(1)	(12)	—	3	(5)	(25)	54	—	81	—	50,136
Intercompany interest	(80,834)	6,780	10,791	4,248	25,337	9,046	4,920	5,582	3,877	3,497	6,756	—
Depreciation and amortization	434	11,581	10,849	4,374	4,872	10,650	10,645	5,282	8,170	4,414	9,890	81,161
EBITDA	(42,795)	30,227	36,443	5,894	76,865	19,287	5,367	(34,984)	17,167	13,887	22,858	150,216
Other (income) expense	463	73	132	(5)	7	3	(30)	25,898	2,664	(9)	(341)	28,855
Noncontrolling shareholder compensation	—	1,086	2,848	506	1,203	995	617	370	504	9	119	8,257
Impairment expense	—	—	—	—	—	—	—	8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	—	3,479	—	—	—	—	3,479
Integration services fee	—	—	—	—	—	—	875	—	—	—	—	875
Other	—	—	—	—	—	—	90	—	—	—	314	404
Adjusted EBITDA	$(42,332)	$31,386	$39,423	$6,395	$78,075	$20,285	$10,398	$(534)	$20,335	$13,887	$22,950	$200,268

Adjusted EBITDA
Six months ended June 30, 2023
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(27,164)	$6,016	$10,894	$(853)	$16,884	$(607)	$(7,981)	$7,202	$4,808	$2,464	$11,663
Adjusted for:
Provision (benefit) for income taxes	—	2,070	1,359	(652)	6,085	(559)	(2,954)	2,634	2,388	869	11,240
Interest expense, net	52,598	(2)	(5)	—	4	(6)	194	—	10	—	52,793
Intercompany interest	(64,725)	10,221	3,461	4,340	13,730	8,708	6,437	5,634	3,372	8,822	—
Depreciation and amortization	677	13,293	11,506	4,079	4,890	10,723	6,751	8,343	4,122	10,032	74,416
EBITDA	(38,614)	31,598	27,215	6,914	41,593	18,259	2,447	23,813	14,700	22,187	150,112
Other (income) expense	(128)	(201)	180	29	(76)	139	(754)	563	(9)	(798)	(1,055)
Noncontrolling shareholder compensation	—	730	1,333	624	840	(43)	458	566	18	322	4,848
Integration services fee	—	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	—	—	—	—	—	—	—	780	780
Adjusted EBITDA (1)	$(38,742)	$32,127	$28,728	$7,567	$42,357	$20,730	$2,151	$24,942	$14,709	$22,491	$157,060

(1) As a result of the sale of Marucci in November 2023, Adjusted EBITDA does not include $24.9 million that was previously included in the six months ended June 30, 2023.

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Six months ended June 30,
	2024	2023
Net income (loss)	$(7,942)	$126,724
Income from discontinued operations, net of tax	—	12,840
Gain on sale of discontinued operations, net of tax	3,345	102,221
Net income (loss) from continuing operations	$(11,287)	$11,663
Less: income from continuing operations attributable to noncontrolling interest	13,235	7,669
Net income (loss) attributable to Holdings - continuing operations	$(24,522)	$3,994
Adjustments:
Distributions paid - preferred shares	(12,146)	(12,091)
Amortization expense - intangibles and inventory step-up	57,755	49,125
Impairment expense	8,182	—
Loss on sale of Crosman	24,606	—
Tax effect - loss on sale of Crosman	7,254	—
Stock compensation	8,257	4,848
Acquisition expenses	3,479	—
Integration Services Fee	875	2,375
Other	405	780
Adjusted Earnings	$74,145	$49,031
Plus (less):
Depreciation expense	21,396	23,262
Income tax provision	30,206	11,240
Interest expense	50,136	52,793
Amortization of debt issuance costs	2,009	2,029
Tax effect - loss on sale of Crosman	(7,254)	—
Income from continuing operations attributable to noncontrolling interest	13,235	7,669
Distributions paid - preferred shares	12,146	12,091
Other (income) expense	4,249	(1,055)
Adjusted EBITDA	$200,268	$157,060

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
For the three and six months ended June 30, 2024 and 2023, the Company incurred the following management fees to CGM, by entity:

	Three months ended June 30,		Six Months ended June 30,
(in thousands)	2024	2023	2024	2023
5.11	$250	$250	$500	$500
BOA	250	250	500	500
Ergobaby	125	125	250	250
Lugano	188	188	375	375
PrimaLoft	250	250	500	500
The Honey Pot Co.	250	—	250	—
Velocity	125	125	250	250
Altor	188	188	375	375
Arnold Magnetics	125	125	250	250
Sterno	125	125	250	250
Corporate	16,988	15,169	33,431	29,815
	$18,864	$16,795	$36,931	$33,065
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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024. THP paid CGM $0.9 million in integration service fees in the quarter ended June 30, 2024.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.2 million and $0.6 million during the three and six months ended June 30, 2024 respectively and $0.4 million and $1.0 million during the three and six months ended June 30, 2023, respectively in inventory from the vendor.
BOA
Recapitalization - In December 2023, the Company completed a recapitalization of BOA whereby the LLC entered into an amendment to the intercompany credit agreement with BOA (the "BOA Credit Agreement"). The BOA Credit Agreement was amended to provide for additional term loan borrowings of $165.9 million to fund a distribution to shareholders. The LLC received a distribution of $131.0 million related to its ownership of the outstanding shares of BOA on the date of the distribution. Noncontrolling shareholders received a distribution of $11.7 million, and the remaining amount of the recapitalization was used to repurchase shares owned by employees after the exercise of fully vested employee stock options, and to pay a bonus to employees who held phantom stock options and were not eligible to participate in the distribution to noncontrolling shareholders. BOA recorded compensation expense of $3.1 million related to the bonus paid to employees as part of the recapitalization.
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $13.6 million and $24.2 million from this supplier during the three and six months ended June 30, 2024, respectively and $10.7 million and $20.4 million during the three and six months ended June 30, 2023, respectively.
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
Annual Impairment Testing
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
Interim Impairment Testing
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2024. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of June 30, 2024.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Date: July 31, 2024	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2024	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Ryan J. Faulkingham
Ryan J. Faulkingham
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.3	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

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