Form 10-Q
period 2024-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2024-10-30
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 25, 2024, there were 75,652,286 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2024

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,948	$450,477
Accounts receivable, net	412,688	318,241
Inventories, net	939,361	740,387
Prepaid expenses and other current assets	100,550	94,715
Total current assets	1,524,547	1,603,820
Property, plant and equipment, net	186,555	192,562
Goodwill	1,004,084	901,428
Intangible assets, net	1,062,425	923,905
Other non-current assets	183,803	195,266
Total assets	$3,961,414	$3,816,981
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$95,782	$93,412
Accrued expenses	197,485	157,456
Due to related parties (refer to Note P)	18,116	16,025
Current portion, long-term debt	12,500	10,000
Other current liabilities	37,337	35,465
Total current liabilities	361,220	312,358
Deferred income taxes	135,777	120,131
Long-term debt	1,763,687	1,661,879
Other non-current liabilities	198,849	203,232
Total liabilities	2,459,533	2,297,600
Commitments and contingencies (refer to Note O)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 13,725 shares issued and outstanding at September 30, 2024 and 12,600 shares issued and outstanding at December 31, 2023
Series A preferred shares, no par value; 4,159 shares issued and outstanding at September 30, 2024 and 4,000 shares issued and outstanding at December 31, 2023	100,174	96,417
Series B preferred shares, no par value; 4,437 shares issued and outstanding at September 30, 2024 and and 4,000 shares issued and outstanding at December 31, 2023	107,003	96,504
Series C preferred shares, no par value; 5,129 shares issued and outstanding at September 30, 2024 and 4,600 shares issued and outstanding at December 31, 2023	123,685	110,997
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,652 shares outstanding at September 30, 2024 and 75,753 issued and 75,270 outstanding at December 31, 2023	1,289,348	1,281,303
Treasury shares, at cost	(9,339)	(9,339)
Accumulated other comprehensive income (loss)	(1,541)	111
Accumulated deficit	(372,365)	(249,243)
Total stockholders’ equity attributable to Holdings	1,236,965	1,326,750
Noncontrolling interest	264,916	192,631
Total stockholders’ equity	1,501,881	1,519,381
Total liabilities and stockholders’ equity	$3,961,414	$3,816,981
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net revenues	$582,623	$521,065	$1,649,508	$1,491,887
Cost of revenues	308,045	295,754	873,989	844,871
Gross profit	274,578	225,311	775,519	647,016
Operating expenses:
Selling, general and administrative expense	158,754	132,944	460,914	396,963
Management fees	18,758	18,471	55,689	51,536
Amortization expense	26,798	23,955	80,547	71,906
Impairment expense	—	32,568	8,182	32,568
Operating income	70,268	17,373	170,187	94,043
Other income (expense):
Interest expense, net	(27,358)	(27,560)	(77,494)	(80,353)
Amortization of debt issuance costs	(1,005)	(1,005)	(3,014)	(3,034)
Gain (loss) on sale of Crosman (refer to Note C)	388	—	(24,218)	—
Other income (expense), net	(78)	1,045	(4,327)	2,100
Income (loss) from continuing operations before income taxes	42,215	(10,147)	61,134	12,756
Provision for income taxes	10,754	3,837	40,960	15,077
Income (loss) from continuing operations	31,461	(13,984)	20,174	(2,321)
Income from discontinued operations, net of income taxes	—	8,950	—	21,790
Gain on sale of discontinued operations, net of income taxes	—	1,274	3,345	103,495
Net income (loss)	31,461	(3,760)	23,519	122,964
Less: Net income from continuing operations attributable to noncontrolling interest	9,397	5,721	22,632	13,390
Less: Net income from discontinued operations attributable to noncontrolling interest	—	673	—	725
Net income (loss) attributable to Holdings	$22,064	$(10,154)	$887	$108,849

Amounts attributable to Holdings
Income (loss) from continuing operations	$22,064	$(19,705)	$(2,458)	$(15,711)
Income from discontinued operations, net of income tax	—	8,277	—	21,065
Gain on sale of discontinued operations, net of income tax	—	1,274	3,345	103,495
Net income (loss) attributable to Holdings	$22,064	$(10,154)	$887	$108,849

Basic income (loss) per common share attributable to Holdings (refer to Note J)
Continuing operations	$0.08	$(0.45)	$(1.18)	$(1.00)
Discontinued operations	—	0.12	0.04	1.69
Basic income (loss) per common share attributable to Holdings (refer to Note J)	$0.08	$(0.33)	$(1.14)	$0.69

Basic weighted average number of shares of common shares outstanding	75,645	71,881	75,437	71,996

Cash distributions declared per Trust common share (refer to Note J)	$0.25	$0.25	$0.75	$0.75

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$31,461	$(3,760)	$23,519	$122,964
Other comprehensive income (loss)
Foreign currency translation adjustments	2,201	(1,114)	(347)	742
Pension benefit liability, net	761	(354)	(1,305)	(792)
Other comprehensive income (loss)	2,962	(1,468)	(1,652)	(50)
Total comprehensive income (loss), net of tax	$34,423	$(5,228)	21,867	122,914
Less: Net income attributable to noncontrolling interests	9,397	6,394	22,632	14,115
Less: Other comprehensive income (loss) attributable to noncontrolling interests	499	(22)	401	14
Total comprehensive income (loss) attributable to Holdings, net of tax	$24,527	$(11,600)	$(1,166)	$108,785

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — July 1, 2023	$96,417	$96,504	$110,997	$1,206,953	$(5,856)	$(328,507)	$282	$1,176,790	$214,923	$25,892	$1,417,605
Net income (loss)	—	—	—	—	—	(10,154)	—	$(10,154)	5,721	673	(3,760)
Total other comprehensive loss, net	—	—	—	—	—	—	(1,468)	$(1,468)	—	—	(1,468)
Issuance of Trust common shares	—	—	—	(36)	—	—	—	$(36)	—	—	(36)
Purchase of Trust common shares for treasury	—	—	—	—	(1,533)	—	—	$(1,533)	—	—	(1,533)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	$—	2,750	424	3,174
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	$—	293	—	293
Purchase of noncontrolling interest	—	—	—	—	—	—	—	$—	(507)	—	(507)
Distributions paid - Trust Common Shares	—	—	—	—	—	(17,974)	—	$(17,974)	—	—	(17,974)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,045)	—	$(6,045)	—	—	(6,045)
Balance — September 30, 2023	$96,417	$96,504	$110,997	$1,206,917	$(7,389)	$(362,680)	$(1,186)	$1,139,580	$223,180	$26,989	$1,389,749

Balance — July 1, 2024	$97,453	$99,558	$116,710	$1,285,796	$(9,339)	$(369,171)	$(4,503)	$1,216,504	$252,248	$—	$1,468,752
Net income	—	—	—	—	—	22,064	—	22,064	9,397	—	31,461
Total other comprehensive income, net	—	—	—	—	—	—	2,962	2,962	—	—	2,962
Issuance of Trust common shares	—	—	—	3,552	—	—	—	3,552	—	—	3,552
Issuance of Trust preferred shares	2,721	7,445	6,975	—	—	—	—	17,141	—	—	17,141
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,769	—	4,769
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	49	—	49
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,468)	—	(1,468)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(79)	—	(79)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,913)	—	(18,913)	—	—	(18,913)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,345)	—	(6,345)	—	—	(6,345)
Balance — September 30, 2024	$100,174	$107,003	$123,685	$1,289,348	$(9,339)	$(372,365)	$(1,541)	$1,236,965	$264,916	$—	$1,501,881

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2023	$96,417	$96,504	$110,997	$1,207,044	$—	$(372,906)	$(1,136)	$1,136,920	$203,464	$21,578	$1,361,962
Net income	—	—	—	—	—	108,849	—	108,849	13,390	725	122,964
Total other comprehensive loss, net	—	—	—	—	—	—	(50)	(50)	—	—	(50)
Issuance of Trust common shares	—	—	—	(127)	—	—	—	(127)	—	—	(127)
Purchase of Trust common shares for treasury	—	—	—	—	(7,389)	—	—	(7,389)	—	—	(7,389)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	7,598	2,260	9,858
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	350	—	350
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,622)	—	(1,622)
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	4,155	4,155
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Common Shares	—	—	—	—	—	(54,012)	—	(54,012)	—	—	(54,012)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(18,136)	—	(18,136)	—	—	(18,136)
Balance — September 30, 2023	$96,417	$96,504	$110,997	$1,206,917	$(7,389)	$(362,680)	$(1,186)	$1,139,580	$223,180	$26,989	$1,389,749

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2024	$96,417	$96,504	$110,997	$1,281,303	$(9,339)	$(249,243)	$111	$1,326,750	$192,631	$—	$1,519,381
Net income	—	—		—	—	887	—	887	22,632	—	23,519
Total other comprehensive loss, net	—	—		—	—	—	(1,652)	(1,652)	—	—	(1,652)
Issuance of Trust common shares	—	—	—	8,045	—	—	—	8,045	—	—	8,045
Issuance of Trust preferred shares	3,757	10,499	12,688	—	—	—	—	26,944	—	—	26,944
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	13,026	—	13,026
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	55	—	55
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(4,327)	—	(4,327)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(775)	—	(775)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Common Shares	—	—	—	—	—	(56,577)	—	(56,577)	—	—	(56,577)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(18,491)	—	(18,491)	—	—	(18,491)
Balance — September 30, 2024	$100,174	$107,003	$123,685	$1,289,348	$(9,339)	$(372,365)	$(1,541)	$1,236,965	$264,916	$—	$1,501,881

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$23,519	$122,964
Income from discontinued operations	—	21,790
Gain on sale of discontinued operations	3,345	103,495
Income (loss) from continuing operations	20,174	(2,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	31,763	35,256
Amortization expense - intangibles	80,547	71,906
Amortization expense - inventory step-up	4,006	1,175
Amortization of debt issuance costs	3,014	3,034
Impairment expense	8,182	32,568
Loss on sale of Crosman	24,218	—
Noncontrolling stockholder stock based compensation	13,026	7,598
Provision for receivable and inventory reserves	(6,712)	(241)
Deferred taxes	(2,861)	(12,698)
Other	935	831
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(90,997)	(24,841)
Inventories	(203,514)	(81,221)
Other current and non-current assets	4,227	(1,513)
Accounts payable and accrued expenses	36,382	(21,345)
Cash (used in) provided by operating activities - continuing operations	(77,610)	8,188
Cash provided by operating activities - discontinued operations	—	48,764
Cash (used in) provided by operating activities	(77,610)	56,952
Cash flows from investing activities:
Acquisitions, net of cash acquired	(380,049)	—
Purchases of property and equipment	(34,507)	(38,537)
Proceeds from sale of businesses	65,216	105,123
Other investing activities	(2,910)	(1,653)
Cash (used in) provided by investing activities - continuing operations	(352,250)	64,933
Cash provided by investing activities - discontinued operations	—	39,358
Cash (used in) provided by investing activities	(352,250)	104,291

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	8,045	(127)
Proceeds and expenses from issuance of Trust preferred shares, net	26,944	—
Purchase of treasury shares, net	—	(7,389)
Borrowings under credit facility	349,000	287,000
Repayments under credit facility	(239,000)	(330,000)
Principal payments - term loan	(7,500)	(7,500)
Distributions paid - common shares	(56,577)	(54,012)
Distributions paid - preferred shares	(18,491)	(18,136)
Distributions paid - allocation interests	(48,941)	(26,475)
Net proceeds provided by noncontrolling shareholders	55	350
Net proceeds provided by noncontrolling shareholders - acquisitions	41,674	—
Purchase of noncontrolling interest	(4,327)	(1,622)
Other	—	(16)
Net cash provided by (used in) financing activities	50,882	(157,927)
Foreign currency impact on cash	449	150
Net (decrease) increase in cash and cash equivalents	(378,529)	3,466
Cash and cash equivalents — beginning of period (1)	450,477	61,271
Cash and cash equivalents — end of period (2)	$71,948	$64,737
(1) Includes cash from discontinued operations of $4.7 million at January 1, 2023.
(2) Includes cash from discontinued operations of $0.2 million at September 30, 2023.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2024

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

The LLC is a controlling owner of ten businesses, or operating segments, at September 30, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note E - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2024 and September 30, 2023 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Discontinued Operations
The Company completed the sale of Wheelhouse Holdings, Inc. ("Marucci") during the fourth quarter of 2023 and Compass AC Holdings, Inc. ("Advanced Circuits or "ACI") during the first quarter of 2023. The results of operations of ACI are reported as discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2023, and the results of operations of Marucci are reported as discontinued operations in the three and nine months ended September 30, 2023. Refer to Note C - "Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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
The Company acquired THP for a total purchase price, including proceeds from noncontrolling shareholders, of approximately $380 million (the “THP Purchase Price”), before working capital and certain other adjustments, at the Closing Date. The Company funded the THP Purchase Price with cash on hand. Certain equity holders of THP invested in the transaction along with the Company, representing 15% of the initial equity interest in THP Topco. The Company directly owns approximately 85% of THP Topco, which in turn indirectly owns all of the issued and outstanding equity interests of THP and The Honey Pot Co. Concurrent with the Closing Date, the Company provided a credit facility to THP Buyer, THP and The Honey Pot Co., as borrowers (the “THP Credit Agreement”), pursuant to which a secured revolving loan commitment and secured term loans were made available to Buyer, THP and The Honey Pot Co. (collectively, the “Borrowers”). The initial amount outstanding under these facilities on the Closing Date was approximately $110 million.
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

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Purchase Consideration	$380,121	$(2,796)	$377,325

Fair value of identifiable assets acquired:
Cash	$4,076	$(3,320)	$756
Accounts receivable (1)	16,361	—	16,361
Inventory	18,986	—	18,986
Property, plant and equipment	1,888	—	1,888
Intangible assets	247,000	24,300	271,300
Other current and noncurrent assets	3,958	—	3,958
Total identifiable assets	292,269	20,980	313,249

Fair value of liabilities assumed:
Current liabilities	10,957	—	10,957
Other liabilities	1,480	—	1,480
Deferred tax liabilities	27,846	2,680	30,526
Total liabilities	40,283	2,680	42,963

Net identifiable assets acquired	251,986	18,300	270,286

Goodwill	$128,135	$(21,096)	$107,039

Acquisition consideration
Purchase price	$380,000	$—	$380,000
Estimated cash acquired	4,375	(3,320)	1,055
Net working capital adjustment	(3,126)	524	(2,602)
Other adjustments	(1,128)	—	(1,128)
Total purchase consideration	$380,121	$(2,796)	$377,325
(1) The fair value of accounts receivable approximates book value acquired.
The purchase allocation presented above is based upon management's estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the identifiable acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. Current and noncurrent assets, property, plant and equipment and current and other liabilities are estimated at their historical carrying values, which approximates fair value. Inventory is recognized at fair value, with finished goods stated at selling price less an estimated cost to sell. Property, plant and equipment will be depreciated on a straight-line basis over the remaining useful lives of the assets. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and non-contractual relationships, as well as expected future synergies. The goodwill of $107.0 million reflects the strategic fit of The Honey Pot Co. in the Company's branded consumer business and is not expected to be deductible for income tax purposes.
In the second quarter of 2024, the purchase price allocation for The Honey Pot Co. was adjusted to reflect certain measurement period adjustments due to updated intangible asset valuation and an adjustment to deferred tax liabilities. Customer relationships was increased $24.3 million, with a corresponding decrease to goodwill. Deferred income tax liability increased $2.7 million, with a corresponding decrease to goodwill. In the third quarter of 2024, the purchase price of The Honey Pot Co. was adjusted to reflect the working capital settlement, additional purchase consideration of $0.5 million, and the related tax effect. The purchase price allocation for The Honey Pot Co. is final as of September 30, 2024.
The intangible assets recorded related to The Honey Pot Co. acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Tradename	$225,000	18 years
Customer relationships	46,300	13 years
	$271,300
The tradename was considered the primary intangible asset and was valued at $225.0 million using a multi-period excess earnings method. The customer relationships were valued at $46.3 million using a multi-period excess earnings method. The multi-period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
Unaudited proforma information
The following unaudited proforma data for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 gives effect to the acquisition of The Honey Pot Co., as described above, and the dispositions of ACI and Marucci, as if these transactions had been completed as of January 1, 2023. The proforma data gives effect to historical operating results with adjustments to interest expense, amortization expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$546,625	$1,660,179	$1,574,334
Gross profit	$239,322	$781,853	$694,724
Operating income	$16,087	$170,496	$95,565
Net income (loss) from continuing operations	$(15,357)	$20,002	$(2,390)
Net income (loss) from continuing operations attributable to Holdings	$(21,117)	$(2,851)	$(16,507)
Basic and fully diluted net loss per share attributable to Holdings	$(0.48)	$(1.18)	$(1.02)
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

Summarized results of operations of Marucci for the three and nine months ended September 30, 2023 are as follows (in thousands):

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Net sales	$48,500	$144,065
Gross profit	$28,907	$81,923
Operating income	$11,062	$28,364
Income from continuing operations before income taxes (1)	$11,060	$28,331
Provision for income taxes	$2,110	$5,150
Income from discontinued operations (1)	$8,950	$23,181
(1) The results of operations for the three and nine months ended September 30, 2023 excludes $2.3 million and $7.1 million of intercompany interest expense, respectively.
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
Disposition of Crosman
On April 30, 2024, Velocity Outdoor entered into a stock purchase agreement to sell Crosman Corporation ("Crosman"), its airgun product division, to Daisy Manufacturing Company, for an enterprise value of approximately $63 million. The sale was completed on the same day. The Company recorded a loss of $24.6 million on the sale of Crosman in the quarter ended June 30, 2024, and a gain of $0.4 million in the third quarter of 2024 related to the working capital settlement. Velocity received net proceeds of approximately $61.9 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The results of operation of Crosman are included in the accompanying financial statements through the date of sale.

Note D — Revenue
The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Disaggregated Revenue - The Company disaggregates revenue by operating segment and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation in the tables below reflects where revenue is earned based on the shipping address of our customers unless otherwise noted. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents the Company’s reportable segments and offers different products and services.
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Three months ended September 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$104,696	$11,515	$5,517	$4,617	$12,873	$139,218
BOA (1)	11,898	14	18,307	15,329	59	45,607
Ergobaby	9,138	3	6,950	3,743	1,921	21,755
Lugano	117,863	—	196	18	507	118,584
PrimaLoft (1)	182	—	677	12,733	94	13,686
The Honey Pot Co.	31,532	—	—	—	13	31,545
Velocity Outdoor	28,413	2	(98)	11	481	28,809
Altor	45,344	6,785	—	—	—	52,129
Arnold	31,772	99	10,841	2,714	677	46,103
Sterno	80,611	290	2,288	55	1,943	85,187
	$461,449	$18,708	$44,678	$39,220	$18,568	$582,623

Three months ended September 30, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$107,456	$7,660	$8,954	$4,703	$6,440	$135,213
BOA (1)	8,899	6	13,272	15,047	57	37,281
Ergobaby	8,316	15	7,301	6,097	1,489	23,218
Lugano	78,732	—	3	—	—	78,735
PrimaLoft (1)	361	34	1,238	9,193	104	10,930
Velocity Outdoor	49,840	470	1,153	169	2,837	54,469
Altor	50,173	9,042	—	—	—	59,215
Arnold	28,838	73	9,972	1,738	1,198	41,819
Sterno	77,344	—	600	12	2,229	80,185
	$409,959	$17,300	$42,493	$36,959	$14,354	$521,065

Nine months ended September 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$298,348	$26,676	$22,079	$12,860	$27,430	$387,393
BOA (1)	37,764	36	58,323	46,275	272	142,670
Ergobaby	28,770	18	20,796	15,399	6,547	71,530
Lugano	318,626	158	245	510	1,442	320,981
PrimaLoft (1)	445	—	3,225	57,506	342	61,518
The Honey Pot Co.	75,788	—	—	—	104	75,892
Velocity Outdoor	71,487	463	944	321	4,204	77,419
Altor	137,538	20,208	—	—	—	157,746
Arnold	89,684	341	32,106	5,980	2,434	130,545
Sterno	214,322	290	3,351	56	5,795	223,814
	$1,272,772	$48,190	$141,069	$138,907	$48,570	$1,649,508

Nine months ended September 30, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$306,610	$19,135	$24,926	$12,701	$22,323	$385,695
BOA (1)	30,576	21	42,725	39,610	458	113,390
Ergobaby	27,158	64	20,296	19,281	4,986	71,785
Lugano	203,568	—	3	—	—	203,571
PrimaLoft (1)	674	101	3,157	53,225	462	57,619
Velocity Outdoor	113,986	907	3,526	429	7,500	126,348
Altor	156,505	25,108	—	—	—	181,613
Arnold	83,393	319	30,061	4,582	3,692	122,047
Sterno	221,316	—	2,422	13	6,068	229,819
	$1,143,786	$45,655	$127,116	$129,841	$45,489	$1,491,887
(1)For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.
Note E — Operating Segment Data
At September 30, 2024, the Company had ten reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
Summary of Operating Segments

Net Revenues	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

5.11	$139,218	$135,213	$387,393	$385,695
BOA	45,607	37,281	142,670	113,390
Ergobaby	21,755	23,218	71,530	71,785
Lugano	118,584	78,735	320,981	203,571
PrimaLoft	13,686	10,930	61,518	57,619
The Honey Pot Co.	31,545	—	75,892	—
Velocity Outdoor	28,809	54,469	77,419	126,348
Altor Solutions	52,129	59,215	157,746	181,613
Arnold	46,103	41,819	130,545	122,047
Sterno	85,187	80,185	223,814	229,819
Total segment revenue	582,623	521,065	1,649,508	1,491,887
Corporate	—	—	—	—
Total consolidated revenues	$582,623	$521,065	$1,649,508	$1,491,887

Segment Profit (Loss)	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

5.11	$14,937	$13,400	$33,803	$31,652
BOA	10,364	6,684	36,490	22,685
Ergobaby	(935)	1,288	629	4,202
Lugano	47,975	27,963	120,490	64,872
PrimaLoft	(2,039)	(2,756)	6,760	5,082
The Honey Pot Co.	2,818	—	(2,362)	—
Velocity Outdoor	1,486	(28,581)	(12,873)	(33,467)
Altor Solutions	6,003	8,749	17,787	24,906
Arnold	5,425	4,739	14,905	15,390
Sterno	6,971	6,438	19,626	18,019
Total segment operating income	93,005	37,924	235,255	153,341
Corporate (1)	(22,737)	(20,551)	(65,068)	(59,298)
Total consolidated operating income	70,268	17,373	170,187	94,043
Reconciliation of segment operating income (loss) to consolidated income from continuing operations before income taxes:
Interest expense, net	(27,358)	(27,560)	(77,494)	(80,353)
Amortization of debt issuance costs	(1,005)	(1,005)	(3,014)	(3,034)
Loss on sale of Crosman	388	—	(24,218)	—
Other income (expense), net	(78)	1,045	(4,327)	2,100
Total consolidated income (loss) from continuing operations before income taxes	$42,215	$(10,147)	$61,134	$12,756
(1) Corporate operating loss is comprised of management fees paid to CGM and corporate overhead expenses.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

5.11	$5,543	$6,494	$16,977	$19,645
BOA	5,203	5,875	15,651	17,267
Ergobaby	2,028	2,009	6,353	6,038
Lugano	2,352	1,913	6,708	6,522
PrimaLoft	5,258	5,281	15,751	15,841
The Honey Pot Co.	4,096	—	14,614	—
Velocity Outdoor	1,392	3,267	6,665	9,846
Altor Solutions	4,018	4,154	12,065	12,374
Arnold	2,328	2,085	6,725	6,126
Sterno	4,946	4,872	14,807	14,678
Total	37,164	35,950	116,316	108,337
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,005	1,005	3,014	3,034
Consolidated total	$38,169	$36,955	$119,330	$111,371

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2024	2023	2024 (1)	2023 (1)
5.11	$60,522	$50,452	$404,240	$398,050
BOA	1,692	1,368	228,741	243,243
Ergobaby	12,261	12,018	70,325	73,660
Lugano	184,222	124,776	714,975	510,484
PrimaLoft	987	1,381	275,628	288,212
The Honey Pot Co.	19,365	—	286,604	—
Velocity Outdoor	21,416	24,458	98,027	207,609
Altor Solutions	35,776	35,232	168,742	186,683
Arnold	30,211	25,977	125,885	110,883
Sterno	54,559	51,740	155,649	174,166
Sales allowance accounts	(8,323)	(9,161)	—	—
Total	412,688	318,241	2,528,816	2,192,990
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	15,826	404,322
Total	$412,688	$318,241	$2,544,642	$2,597,312

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note G - "Goodwill and Other Intangible Assets".
Note F — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Machinery and equipment	$238,105	$238,168
Furniture, fixtures and other	71,495	67,652
Leasehold improvements	102,378	95,530
Buildings and land	11,216	12,816
Construction in process	15,696	15,197
	438,890	429,363
Less: accumulated depreciation	(252,335)	(236,801)
Total	$186,555	$192,562
Depreciation expense was $10.4 million and $31.8 million for the three and nine months ended September 30, 2024, respectively and $12.0 million and $35.3 million for the three and nine months ended September 30, 2023, respectively.

Inventory
Inventory is comprised of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$115,964	$97,209
Work-in-process	66,557	25,516
Finished goods	778,777	646,406
Less: obsolescence reserve	(21,937)	(28,744)
Total	$939,361	$740,387
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
2024 Annual Impairment Testing
For the Company's annual impairment testing at March 31, 2024, the Company performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, the Company determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. The Company performed a quantitative test of Velocity and the results of the testing indicated that the fair value of Velocity did not exceed the carrying value, resulting in goodwill impairment expense of $8.2 million as of March 31, 2024.
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
The following is a summary of the net carrying amount of goodwill at September 30, 2024 and December 31, 2023, is as follows (in thousands):

	September 30, 2024	December 31, 2023
Goodwill - gross carrying amount	$1,179,963	$1,069,125
Accumulated impairment losses (1)	(175,879)	(167,697)
Goodwill - net carrying amount	$1,004,084	$901,428
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

The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2024 by operating segment (in thousands):

	Balance at January 1, 2024	Acquisitions/Measurement Period Adjustments	Goodwill Impairment	Balance at September 30, 2024

5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Ergobaby	41,521	177	—	41,698
Lugano	86,337	—	—	86,337
PrimaLoft	232,536	—	—	232,536
The Honey Pot Co.	—	107,039	—	107,039
Velocity Outdoor	8,182	—	(8,182)	—
Altor	91,130	3,622	—	94,752
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$901,428	$110,838	$(8,182)	$1,004,084
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
Other intangible assets are comprised of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$790,287	$(325,845)	$464,442	$772,423	$(294,628)	$477,795
Technology and patents	199,805	(75,678)	124,127	202,898	(66,035)	136,863
Trade names, subject to amortization	546,269	(130,464)	415,805	375,507	(124,648)	250,859
Non-compete agreements	4,638	(4,269)	369	4,638	(4,082)	556
Other contractual intangible assets	1,960	(1,743)	217	1,960	(1,593)	367
Total	1,542,959	(537,999)	1,004,960	1,357,426	(490,986)	866,440
Trade names, not subject to amortization	56,965	—	56,965	56,965	—	56,965
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,600,424	$(537,999)	$1,062,425	$1,414,891	$(490,986)	$923,905
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $26.8 million and $80.5 million for the three and nine months ended September 30, 2024, respectively and $24.0 million and $71.9 million for the three and nine months ended September 30, 2023, respectively.

Estimated charges to amortization expense of intangible assets for the remainder of 2024 and the next four years, is as follows (in thousands):

2024	2025	2026	2027	2028

$26,390	$100,366	$94,068	$83,334	$81,202
Note H — Warranties
The Company’s Ergobaby, BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2024 and the year ended December 31, 2023 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2024	Year ended December 31, 2023

Beginning balance	$1,375	$1,530
Provision for warranties issued during the period	2,341	3,489
Fulfillment of warranty obligations	(1,783)	(3,644)
Other (1)	(199)	—
Ending balance	$1,734	$1,375
(1) Represents warranty liability of disposed businesses.
Note I — Debt
2022 Credit Facility
On July 12, 2022, the LLC entered into the Third Amended and Restated Credit Agreement (the "2022 Credit Facility") to amend and restate the Second Amended and Restated Credit Agreement (the "2021 Credit Facility"). The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit ("the 2022 Revolving Credit Facility") up to a maximum aggregate amount of $600 million ("the 2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full and the initial borrowings outstanding under the 2022 Revolving Line of Credit were $115 million. The Company used the initial proceeds from the 2022 Credit Facility to pay all amounts outstanding under the 2021 Credit Facility, pay fees and expenses incurred in connection with the 2022 Credit Facility and fund the acquisition of PrimaLoft.
The LLC may borrow, prepay and reborrow principal under the 2022 Revolving Credit Facility from time to time during its term. Advances under the 2022 Revolving Credit Facility can be either term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. Term SOFR revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the applicable SOFR as administered by the Federal Reserve Bank of New York (or a successor administrator), as adjusted, plus a margin ranging from 1.50% to 2.50%, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the “prime rate”, and (iii) the applicable SOFR plus 1.0% (the “Base Rate”), plus a margin ranging from 0.50% to 1.50%, based on the Company's Consolidated Total Leverage Ratio.

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
Net availability under the 2022 Revolving Credit Facility was approximately $486.6 million at September 30, 2024. Letters of credit outstanding at September 30, 2024 totaled approximately $3.5 million. At September 30, 2024, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
The 2022 Revolving Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its subsidiaries.
Senior Notes
2032 Senior Notes
On November 17, 2021, the Company consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the “2032 Notes” or "2032 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (the "Securities Act"), and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on January 15 and July 15 of each year, beginning on July 15, 2022.
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

The following table provides the Company’s outstanding long-term debt and effective interest rates at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.69%	377,500	7.50%	385,000
2022 Revolving Credit Facility	8.07%	110,000	—%	—
Less: Unamortized debt issuance costs		(11,313)		(13,121)
Total debt		$1,776,187		$1,671,879
Less: Current Portion, term loan facilities		(12,500)		(10,000)
Long-term debt		$1,763,687		$1,661,879
Annual maturities of the Company's debt obligations are as follows (in thousands):

Remainder of 2024	$2,500
2025	15,000
2026	25,000
2027	445,000
2028	—
2029 and thereafter	1,300,000
$1,787,500
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2024
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$274,500
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$960,000
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

The following table summarizes debt issuance costs at September 30, 2024 and December 31, 2023, and the balance sheet classification in each of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(16,793)	(13,779)
Deferred debt issuance costs, net	$15,733	$18,747

Balance sheet classification:
Other noncurrent assets	$4,420	$5,626
Long-term debt	11,313	13,121
	$15,733	$18,747

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
At-the-market equity offering program - common shares
On September 5, 2024, the Company refreshed its at-the-market program for the common shares of the Trust, which was initially established on September 7, 2021, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding.
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Common Sales Agreement”) with B. Riley Securities, Inc. ("B. Riley Securities"), Goldman Sachs & Co. LLC ("Goldman") and TD Securities (USA) LLC (each a “Common Sales Agent” and, collectively, the “Common Sales Agents”). The Amended Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through or to the Common Sales Agents, as sales agent or principal, up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Common Sales Agreement, the shares may be offered and sold through each Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Common Sales Agreement amended and restated in its entirety the At Market Issuance Sales Agreement (collectively with the Amended Common Sales Agreement, the “Common Sales Agreement”), dated September 7, 2021, between the Company, B. Riley Securities and Goldman, which provided for the offer and sale of Trust common shares up to $500 million under the terms substantially same as those under the Amended Common Sales Agreement.

During the three and nine months ended September 30, 2024, the Company sold 176,377 and 381,957 Trust common shares under the Common Sales Agreement, respectively. During the same periods, the Company received total net proceeds of approximately $3.8 million and $8.4 million, respectively, from these sales. The Company incurred approximately $0.1 million and $0.2 million in commissions paid to the Common Sales Agents during the three and nine months ended September 30, 2024, respectively.
During the three and nine months ended September 30, 2023, there were no sales of Trust common shares under the Common Sales Agreement as the at-the-market program is not active when the share repurchase program is active.
The Company incurred approximately $0.2 million and $0.4 million in total costs related to the ATM programs during the three and nine months ended September 30, 2024, respectively. The Company incurred approximately $0.1 million in total costs related to the ATM program during both the three and nine months ended September 30, 2023.
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
At-the-market equity offering program - preferred shares
On September 5, 2024, the Company refreshed its at-the-market program for certain preferred shares of the Trust, which was initially established in the first quarter of 2024, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $200 million of the Trust’s 7.250% Series A Preferred Shares (the “Series A Preferred Shares”), 7.875% Series B Preferred Shares (the “Series B Preferred Shares”), and 7.875% Series C Preferred Shares (the “Series C Preferred Shares” and together with the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares, the “Preferred Shares”), each representing beneficial interests in the Trust.
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Preferred Sales Agreement”) with B. Riley Securities, Inc. (the “Preferred Sales Agent”). The Amended Preferred Sales Agreement provides that the Company may offer and sell Trust preferred shares from time to time through or to the Preferred Sales Agent, as sales agent or principal, up to $200 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Preferred Sales Agreement, the shares may be offered and sold through the Preferred Sales Agent in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Preferred Sales Agreement amended and restated in its entirety the At Market Issuance Sales Agreement (collectively with the Amended Preferred Sales Agreement, the “Preferred Sales Agreement”), dated March 20, 2024, between the Company and B. Riley Securities, which provided for the offer and sale of Trust preferred shares up to $100 million under the terms substantially same as those under the Amended Preferred Sales Agreement.
The following table reflects the activity in the preferred share ATM program during the three and nine months ended September 30, 2024 (in thousands, except share data):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	113,707	$2,736	$56	159,065	$3,838	$78
Series B Preferred Shares	309,316	7,450	162	437,383	10,570	226
Series C Preferred Shares	290,792	6,989	143	528,696	12,770	260
Total	713,815	$17,175	$361	1,125,144	$27,178	$564
The Company incurred approximately $0.1 million and $0.2 million in total costs related to the preferred share ATM program during the three and nine months ended September 30, 2024, respectively.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at September 30, 2024, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (as determined by a calculation agent) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At September 30, 2024, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss) from continuing operations attributable to Holdings	$22,064	$(19,705)	$(2,458)	$(15,711)
Less: Distributions paid - Allocation Interests	—	—	48,941	26,475
Less: Distributions paid - Preferred Shares	6,345	6,045	18,491	18,136
Less: Accrued distributions - Preferred Shares	3,191	2,869	3,191	2,869
Net income (loss) from continuing operations attributable to common shares of Holdings	$12,528	$(28,619)	$(73,081)	$(63,191)

Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss) from continuing operations attributable to common shares of Holdings	$12,528	$(28,619)	$(73,081)	$(63,191)
Less: Effect of contribution based profit - Holding Event	6,633	4,290	15,749	9,525
Net income (loss) from continuing operations attributable to common shares of Holdings	$5,895	$(32,909)	$(88,830)	$(72,716)

Income from discontinued operations attributable to Holdings	$—	$9,551	$3,345	$124,560
Less: Effect of contribution based profit - Holding Event	—	874	—	2,084
Income from discontinued operations attributable to common shares of Holdings	$—	$8,677	$3,345	$122,476

Basic and diluted weighted average common shares outstanding	75,645	71,881	75,437	71,996

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$0.08	$(0.45)	$(1.18)	$(1.00)
Discontinued operations	—	0.12	0.04	1.69
	$0.08	$(0.33)	$(1.14)	$0.69

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
July 1, 2024 - September 30, 2024 (1)	$0.25	$18,913	October 17, 2024	October 24, 2024
April 1, 2024 - June 30, 2024	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024
October 1, 2023 - December 31, 2023	$0.25	$18,818	January 18, 2024	January 25, 2024
July 1, 2023 - September 30, 2023	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023

Series A Preferred Shares:
July 30, 2024 - October 29, 2024 (1)	$0.453125	$1,930	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023

Series B Preferred Shares:
July 30, 2024 - October 29, 2024 (1)	$0.4921875	$2,347	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023

Series C Preferred Shares:
July 30, 2024 - October 29, 2024 (1)	$0.4921875	$2,690	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$2,264	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
(1) This distribution was     declared on October 3, 2024.

Note K — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2024 and December 31, 2023:

	% Ownership (1) September 30, 2024		% Ownership (1) December 31, 2023
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	87.0	97.2	88.9
BOA	91.8	82.7	91.8	83.2
Ergobaby	81.6	72.7	81.6	72.8
Lugano	59.9	55.0	59.9	55.5
PrimaLoft	90.7	83.7	90.7	83.1
The Honey Pot Co.	84.8	76.6	—	—
Velocity Outdoor	99.4	90.4	99.4	87.7
Altor	99.3	89.6	99.3	89.8
Arnold	98.0	85.8	98.0	85.5
Sterno	98.5	90.5	99.4	87.6
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2024	December 31, 2023
5.11	$14,575	$15,350
BOA	13,285	8,316
Ergobaby	16,331	16,756
Lugano	130,855	105,425
PrimaLoft	32,069	30,736
The Honey Pot Co.	41,655	—
Velocity Outdoor	6,986	6,770
Altor	6,135	5,354
Arnold	1,841	1,707
Sterno	1,084	2,117
Allocation Interests	100	100
	$264,916	$192,631

Note L — Fair Value Measurement
There were no assets or liabilities measured on a recurring basis as of September 30, 2024 or December 31, 2023.
Reconciliations of the change in the carrying value of the Level 3 fair value measurements from January 1, 2023 through September 30, 2024 are as follows (in thousands):

Level 3
Balance at January 1, 2023	$(1,442)
Termination of put option of noncontrolling shareholder - 5.11 (1)	142
Adjustment to contingent consideration - King's Camo (2)	25
Payment of contingent consideration - King's Camo (2)	1,275
Balance at December 31, 2023	$—

Balance at September 30, 2024	$—
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
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2024 and December 31, 2023. Refer to "Note G - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below.

					Expense
	Fair Value Measurements at September 30, 2024				Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182

					Expense
	Fair Value Measurements at December 31, 2023				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
Goodwill - Velocity	$8,182	—	—	$8,182	$31,590
Goodwill - PrimaLoft	$232,536	—	—	$232,536	$57,810
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine months ended September 30,
	2024	2023
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	6.9	18.9
Foreign income taxes	7.4	16.8
Impact of subsidiary employee stock options	0.4	0.8
Non-deductible acquisition costs	1.0	—
Utilization of tax credits	(7.0)	(35.3)
Non-recognition of various carryforwards at subsidiaries	44.2	75.2
United States tax on foreign income	(2.5)	(4.5)
Impairment expense	2.3	24.3
Tax effect - loss on sale of Crosman	(8.4)	—
Other	1.7	1.0
Effective income tax rate	67.0%	118.2%
Note N — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $4.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2024. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service cost	$142	$90	$406	$271
Interest cost	64	60	184	182
Expected return on plan assets	(53)	(54)	(150)	(163)
Amortization of unrecognized loss	(12)	(9)	(34)	(27)
Effect of settlement	30	—	30	(13)
Net periodic benefit cost	$171	$87	$436	$250
During the nine months ended September 30, 2024, per the terms of the pension agreement, Arnold contributed approximately $0.5 million to the plan. For the remainder of 2024, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2024 were considered Level 3.

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
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and nine months ended September 30, 2024 and 2023. The Company recognized $13.7 million and $40.3 million in the three and nine months ended September 30, 2024, and $13.5 million and $38.6 million in the three and nine months ended September 30, 2023, respectively, in expense related to operating leases in the condensed consolidated statements of operations.
The maturities of lease liabilities at September 30, 2024 are as follows (in thousands):

2024 (excluding nine months ended September 30, 2024)	$11,764
2025	45,751
2026	44,481
2027	39,215
2028	30,990
Thereafter	77,634
Total undiscounted lease payments	$249,835
Less: Interest	51,676
Present value of lease liabilities	$198,159
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years)	6.17	6.18
Weighted-average discount rate	8.69%	8.05%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2024	December 31, 2023

Operating lease right-of-use assets	Other non-current assets	$172,657	$177,581
Current portion, operating lease liabilities	Other current liabilities	$31,718	$29,228
Operating lease liabilities	Other non-current liabilities	$166,441	$173,586
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,429	$29,294
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,976	$36,639
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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024. THP paid CGM $0.9 million in integration service fees in the quarters ended June 30, 2024 and September 30, 2024, respectively.
PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft paid CGM an integration services fee of $4.8 million quarterly over the twelve-month period ended June 30, 2023.
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $1.0 million during the three and nine months ended September 30, 2024, respectively and $0.6 million and $1.6 million during the three and nine months ended September 30, 2023, respectively in inventory from the vendor.

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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $11.7 million and $35.9 million from this supplier during the three and nine months ended September 30, 2024, respectively and $10.0 million and $30.4 million during the three and nine months ended September 30, 2023, respectively.
Note Q — Subsequent Event
Acquisition of Lifoam
On October 1, 2024, Altor Solutions acquired 100% of the outstanding equity interests of Lifoam Industries LLC, a Delaware limited liability company (“Lifoam”) pursuant to a Purchase and Sale Agreement entered into on August 19, 2024 (the “Lifoam Acquisition”). The purchase price was based on an enterprise value of $137 million, excluding working capital and other adjustments to the purchase price. Lifoam is a manufacturer and distributor of temperature-controlled shipping solutions. The Company funded the acquisition through a draw on the 2022 Revolving Credit Facility.
The acquisition occurred subsequent to the end of the third quarter and therefore no amounts were recognized in the consolidated financial statements of the Company for the three and nine months ending September 30, 2024. The acquisition will be accounted for under the acquisition method of accounting and the Company is in the process of completing an intangible asset valuation in which it expects to recognize goodwill and other intangible assets. Due to the limited time since the acquisition of Lifoam, the provisional estimated fair values of acquired assets and assumed liabilities are not yet calculated.
Share Repurchase Program
On October 15, 2024, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase, through December 31, 2024, subject to extension by the Board, up to $100 million of its outstanding common shares.

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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of ten businesses, or operating segments, at September 30, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), The Ergo Baby Carrier, Inc. ("Ergobaby"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno").
We acquired our existing businesses (segments) that we own at September 30, 2024 as follows:

		Ownership Interest - September 30, 2024
Business	Acquisition Date	Primary	Diluted
Ergobaby	September 16, 2010	81.6%	72.7%
Arnold	March 5, 2012	98.0%	85.8%
Sterno	October 10, 2014	98.5%	90.5%
5.11	August 31, 2016	97.6%	87.0%
Velocity Outdoor	June 2, 2017	99.4%	90.4%
Altor Solutions	February 15, 2018	99.3%	89.6%
BOA	October 16, 2020	91.8%	82.7%
Lugano	September 3, 2021	59.9%	55.0%
PrimaLoft	July 12, 2022	90.7%	83.7%
The Honey Pot Co.	January 31, 2024	84.8%	76.6%
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
Significant Trends Impacting Our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment remains dynamic as global macroeconomic trends, including inflationary pressures and higher interest rates, are impacting consumer spending behavior. We expect uncertainty regarding changing market conditions, inflationary pressures and interest rates to impact consumer spending for the remainder of the year, particularly for discretionary items purchased by low and middle income consumers, even as overall consumer sentiment among other income brackets appears to be improving. While overall inflation has increased at a slower pace domestically in 2024, prices remain significantly elevated as compared to the pre-COVID-19 environment, and inflation rates remain above central banks' targets. We continue to experience modest inflationary cost increases in our materials and rising labor costs, particularly at our businesses where hourly employees comprise a larger part of the workforce. We expect that low unemployment rates and increasing wage and benefit costs will continue to have an impact on margins at our businesses for the remainder of 2024 and into the first part of 2025. Certain locales that our businesses operate in have also significantly increased the minimum wage over the past two years with more increases scheduled in coming years, which adds additional wage pressure to the rates we pay hourly workers in these locales.
Several of our consumer brand businesses experienced a decrease in net revenues in 2023 resulting from higher than anticipated end market inventory levels due to supply chain normalization and a corresponding inventory ordering surge experienced in 2022. During the third quarter of 2024, our businesses began to see increases in freight costs, particularly ocean freight, as logistics costs, which had begun to moderate after remaining relatively high post pandemic, were negatively impacted by the then anticipated port strike on the east coast in the United States, geopolitical conflicts and higher fuel costs. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
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
Recent Events
Disposition of Crosman
On April 30, 2024, Velocity Outdoor entered into a stock purchase agreement to sell Crosman Corporation ("Crosman"), its airgun product division, to Daisy Manufacturing Company, for an enterprise value of approximately $63 million. The sale was completed on the same day. The Company recorded a loss of $24.2 million on the sale of Crosman in the quarter ended June 30, 2024. Velocity received net proceeds of approximately $61.9 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The results of operation of Crosman are included in the accompanying financial statements through the date of sale.
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
Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2024 and September 30, 2023, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our subsidiary businesses on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and nine months ended September 30, 2024 and 2023, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with US GAAP, and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2024 and 2023, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of The Honey Pot Co. in January 2024, the pro forma results of operations for The Honey Pot Co. business segment has been prepared as if we purchased this business on January 1, 2023. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
All dollar amounts in the financial tables are presented in thousands. Certain amounts and percentages may not sum or recalculate due to the presentation of rounded numbers. Amounts discussed within the supporting narrative are calculated based on unrounded numbers and consequently the sum of the components may not agree to totals using the rounded numbers provided. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Results of Operations - Consolidated
The following table sets forth our unaudited results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net revenues	$582,623	$521,065	$1,649,508	$1,491,887
Cost of revenues	308,045	295,754	873,989	844,871
Gross profit	274,578	225,311	775,519	647,016
Selling, general and administrative expense	158,754	132,944	460,914	396,963
Fees to manager	18,758	18,471	55,689	51,536
Amortization of intangibles	26,798	23,955	80,547	71,906
Impairment expense	—	32,568	8,182	32,568
Operating income	70,268	17,373	170,187	94,043
Interest expense	(27,358)	(27,560)	(77,494)	(80,353)
Amortization of debt issuance costs	(1,005)	(1,005)	(3,014)	(3,034)
Gain (loss) on sale of Crosman	388	—	(24,218)	—
Other income (expense)	(78)	1,045	(4,327)	2,100
Income (loss) from continuing operations before income taxes	42,215	(10,147)	61,134	12,756
Provision for income taxes	10,754	3,837	40,960	15,077
Net income (loss) from continuing operations	$31,461	$(13,984)	$20,174	$(2,321)

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net revenues
Consolidated net revenues for the three months ended September 30, 2024 increased by approximately $61.6 million, or 11.8%, compared to the corresponding period in 2023. During the three months ended September 30, 2024 compared to 2023, we saw notable increases in net revenues at 5.11 ($4.0 million increase) BOA ($8.3 million increase), Lugano ($39.8 million increase), Arnold ($4.3 million increase) and Sterno ($5.0 million increase), offset by decreases in net revenue at Velocity ($25.7 million decrease, primarily as a result of the sale of Crosman) and Altor Solutions ($7.1 million decrease). The Honey Pot Co., which we acquired on January 31, 2024, contributed

$31.5 million in net revenues in the third quarter of 2024. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $12.3 million during the three months ended September 30, 2024 compared to the corresponding period in 2023. We saw notable increases in cost of revenues at Lugano ($13.3 million increase) and Sterno ($3.6 million increase) that correlates with the increase in net revenue in the third quarter of 2024. We saw notable decreases in cost of revenues at Velocity ($18.7 million decrease, primarily as a result of the sale of Crosman) and Altor ($4.7 million decrease) that corresponded to the decrease in net revenue noted above. The Honey Pot Co. had cost of revenue of $14.6 million in the third quarter of 2024. Gross profit as a percentage of net revenues was approximately 47.1% in the three months ended September 30, 2024 compared to 43.2% in the three months ended September 30, 2023. The increase in gross profit as a percentage of net revenue in the quarter ended September 30, 2024 as compared to the quarter ended September 30, 2023 is driven by the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Our branded consumer businesses had gross profit as a percentage of net revenues of 56.0% in the third quarter of 2024 as compared to 51.6% in the third quarter of 2023, while our industrial businesses had gross profit as a percentage of net revenues of 27.8% in the third quarter of 2024 as compared to 27.7% in the third quarter of 2023. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $25.8 million during the three months ended September 30, 2024, compared to the corresponding period in 2023. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, increases in employee compensation and increases in fulfillment costs. We saw notable increase in selling, general and administrative expenses at 5.11 ($2.8 million of the increase), BOA ($3.0 million of the increase), and Lugano ($6.5 million of the increase). The Honey Pot Co. had selling, general and administrative expense of $9.8 million in the third quarter of 2024, of which $0.9 million was integration service fees associated with the Company's acquisition. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $5.9 million in the third quarter of 2024 and $3.7 million in the third quarter of 2023. The increase in general and administrative expense in the third quarter of 2024 related to severance paid to our former chief financial officer, who departed during the third quarter, and professional fees associated with the recruitment of our new chief financial officer.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the three months ended September 30, 2024, we incurred approximately $18.8 million in management fees as compared to $18.5 million in fees in the three months ended September 30, 2023. The increase in management fees is primarily attributable to our acquisition of The Honey Pot Co. in January 2024.
Amortization expense
Amortization expense for the three months ended September 30, 2024 increased $2.8 million as compared to the three months ended September 30, 2023 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for The Honey Pot Co., which was acquired in January 2024, partially offset by the reduction in amortization expense at Velocity related to the intangible assets that were included in the sale of Crosman.

Impairment expense
In the prior year, Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below the forecast that we used in the quantitative annual impairment test of Velocity Outdoor at March 31, 2023. The impairment test resulted in Velocity recording impairment expense of $32.6 million in the quarter ended September 30, 2023.
Interest expense
We recorded interest expense totaling $27.4 million for the three months ended September 30, 2024 compared to $27.6 million for the comparable period in 2023. There was an average of $125 million outstanding on the revolving credit facility in the third quarter of 2024 and $131 million outstanding in the third quarter of 2023, but the effective interest rate on the amounts outstanding in the third quarter of 2024 on the revolving credit facility was higher than in the comparable quarter in the prior year, resulting in higher interest expense.
Loss on sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity recorded a loss on the sale of Crosman in the quarter ending June 30, 2024 of $24.6 million, and a gain on the sale in the third quarter of $0.4 million related to proceeds received from the working capital settlement.
Other income (expense)
For the quarter ended September 30, 2024, we recorded $0.1 million in other expense as compared to $1.0 million in other income in the quarter ended September 30, 2023, an increase in expense of $1.1 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Income taxes
We had an income tax provision of $10.8 million during the three months ended September 30, 2024 compared to an income tax provision of $3.8 million during the same period in 2023, an increase of $6.9 million due to the increase in income from continuing operation before income taxes. Our effective tax rate in the quarter ended September 30, 2024 was 25.5%, compared to an effective income tax rate of (37.8)% during the same period in 2023. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate in the third quarter was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net revenues
Consolidated net revenues for the nine months ended September 30, 2024 increased by approximately $157.6 million, or 10.6%, compared to the corresponding period in 2023. During the nine months ended September 30, 2024 compared to 2023, we saw notable increases in net revenues at BOA ($29.3 million increase), Lugano ($117.4 million increase), PrimaLoft ($3.9 million increase) and Arnold ($8.5 million increase), offset by decreases in net revenue at Velocity ($48.9 million decrease, primarily due to the sale of Crosman in April 2024), Altor Solutions ($23.9 million decrease) and Sterno ($6.0 million decrease). The Honey Pot Co., which we acquired on January 31, 2024, contributed $75.9 million in net revenues in 2024 post-acquisition in January 2024. Refer to "Results of Operations - Business Segments" for a more detailed analysis of net revenues by subsidiary business segment.
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

Cost of revenues
On a consolidated basis, cost of revenues increased approximately $29.1 million during the nine months ended September 30, 2024 compared to the corresponding period in 2023. We saw notable increases in cost of revenues at BOA ($7.9 million increase) and Lugano ($39.2 million increase) that correlates with the increase in net revenue in the first nine months of 2024. We saw notable decreases in cost of revenues at Velocity ($36.1 million decrease), Altor ($16.4 million decrease), and Sterno ($9.0 million decrease) that corresponded to the decrease in net revenue noted above. The Honey Pot Co. had cost of revenues of $39.1 million in 2024 post-acquisition. Gross profit as a percentage of net revenues was approximately 47.0% in the nine months ended September 30, 2024 compared to 43.4% in the nine months ended September 30, 2023. The increase in gross profit as a percentage of net revenues in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is driven by the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Our branded consumer businesses had gross profit as a percentage of net revenues of 55.5% in the first nine months of 2024 as compared to 52.2% in the first nine months of 2023, while our industrial businesses had gross profit as a percentage of net revenues of 28.1% in the first nine months of 2024 as compared to 27.5% in the first nine months of 2023. Refer to "Results of Operations - Business Segments" for a more detailed analysis of gross profit by subsidiary business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $64.0 million during the nine months ended September 30, 2024, compared to the corresponding period in 2023. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, increases in employee compensation and increases in fulfillment costs. We saw notable increases in selling, general and administrative expenses at 5.11 ($2.8 million increase), BOA ($7.6 million of the increase), Ergobaby ($3.9 million of the increase) and Lugano ($22.6 million of the increase). The Honey Pot Co. had selling, general and administrative expense of $28.0 million in the 2024 post-acquisition period, of which $3.5 million was transaction costs and $1.8 million was integration service fees associated with the acquisition. The increase in selling, general and administrative expense was offset by a decrease in expense at Velocity of $7.1 million resulting from the sale of the Crosman division. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $14.4 million in the nine months ended September 30, 2024 and $12.6 million the nine months ended September 30, 2023. The increase in general and administrative expense related to severance paid to our former chief financial officer, who departed during the third quarter, and professional fees associated with the recruitment of our new chief financial officer.
Fees to manager
Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the nine months ended September 30, 2024, we incurred approximately $55.7 million in management fees as compared to $51.5 million in fees in the nine months ended September 30, 2023. The increase in management fees is primarily attributable to our acquisition of The Honey Pot Co. in January 2024.
CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the first six months of 2023 than would have normally been due. PrimaLoft was acquired in July 2022.
Amortization expense
Amortization expense for the nine months ended September 30, 2024 increased $8.6 million as compared to the nine months ended September 30, 2023 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for The Honey Pot Co., which was acquired in January 2024, partially offset by the reduction in amortization expense at Velocity related to the intangible assets that were included in the sale of Crosman.
Impairment expense
In connection with our annual goodwill impairment test, we tested the goodwill at the Velocity reporting unit quantitatively. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the nine months ended September 30, 2024. In the prior year, Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below the forecast that we used in the quantitative annual impairment test of Velocity Outdoor at March 31, 2023. The impairment test resulted in Velocity recording impairment expense of $32.6 million in the quarter ended September 30, 2023.
Interest expense
We recorded interest expense totaling $77.5 million for the nine months ended September 30, 2024 compared to $80.4 million for the comparable period in 2023, a decrease in expense of $2.9 million. We received $1.8 million in interest income on our cash balances at the LLC during the nine months ended September 30, 2024 related to the proceeds from our sale of Marucci, prior to using these funds for our acquisition of The Honey Pot in January 2024. The remaining decrease in interest expense in the current period reflects the lower average amount outstanding under our 2022 Revolving Credit Facility in the first nine months of 2024 as compared to the first nine months of 2023. There was an average of $81 million outstanding on the revolving credit facility in the nine month ended September 30, 2024 and $114 million outstanding in the nine months ended September 30, 2023. The amount outstanding on the revolving credit facility in the last year was impacted by the timing of our dispositions and acquisitions in the past year, with the proceeds from the sale of Advanced Circuits in February 2023 used to pay down outstanding balances on the facility, and the proceeds from the sale of Marucci in November 2023 used to pay for the acquisition of The Honey Pot Co. rather than using the availability under the Revolving Credit Facility.
Loss on sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity recorded a loss on the sale of Crosman in the quarter ending June 30, 2024 of $24.6 million, and an offsetting gain on sale of $0.4 million in the quarter ended September 30, 2024 related to the working capital settlement.
Other income (expense)
For the nine months ended September 30, 2024, we recorded $4.3 million in other expense as compared to $2.1 million in other income in the nine months ended September 30, 2023, an increase in expense of $6.4 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the nine months ended September 30, 2024, the other expense reflects a loss on an equity method investment at Altor Solutions and the accrual of a legal settlement at the corporate level.
Income taxes
We had an income tax provision of $41.0 million during the nine months ended September 30, 2024 compared to an income tax provision of $15.1 million during the same period in 2023, an increase of $25.9 million. Our effective tax rate in the nine months ended September 30, 2024 was 67.0%, compared to an effective income tax rate of 118.2% during the same period in 2023. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate in 2024 was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries, the impairment expense recognized at Velocity in the first quarter of 2024 and the third quarter of 2023, and the loss on the sale of Crosman in the second quarter of 2024.

Results of Operations - Business Segments
Branded Consumer Businesses
5.11

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$139,218	100.0%	$135,213	100.0%	$387,393	100.0%	$385,695	100.0%
Gross profit	$74,725	53.7%	$70,363	52.0%	$208,137	53.7%	$203,199	52.7%
SG&A	$57,366	41.2%	$54,535	40.3%	$167,070	43.1%	$164,236	42.6%
Segment operating income	$14,937	10.7%	$13,400	9.9%	$33,803	8.7%	$31,652	8.2%

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were $139.2 million as compared to net sales of $135.2 million for the three months ended September 30, 2023, an increase of $4.0 million, or 3.0%. This increase was driven by a $5.5 million increase in international sales growth from strong demand, a $1.3 million increase in direct-to-agency sales due to the fulfillment of large contracts, and a $0.7 million increase in domestic wholesale sales due to increased inventory availability, which were offset by a $3.0 million decrease in direct-to-consumer sales due to less promotional sales and lower off price selling early in the quarter.
Gross profit
Gross profit was $74.7 million in the three months ended September 30, 2024 as compared to $70.4 million in the three months ended September 30, 2023, an increase of $4.4 million. Gross profit as a percentage of net sales was 53.7% in the third quarter of 2024 as compared to 52.0% in the third quarter of 2023. Gross profit as a percentage of net sales was favorably impacted by a non-recurring increase in inventory reserves for aged raw materials for the three months ended September 30, 2023, as well as less promotional sales and lower off price selling in the current year quarter versus the prior year quarter.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 was $57.4 million, or 41.2% of net sales as compared to $54.5 million, or 40.3% of net sales for the comparable period in 2023. The increase in selling, general and administrative expense was driven by an increase in sales and marketing expense, bonus and stock compensation expenses, as well as slight increases payroll costs associated with retail stores from September 30, 2023, which were offset by a decrease in bad debt expense.
Segment operating income
Segment operating income for the three months ended September 30, 2024 was $14.9 million, an increase of $1.5 million when compared to segment operating income of $13.4 million for the same period in 2023, based on the factors described above.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were $387.4 million as compared to net sales of $385.7 million for the nine months ended September 30, 2023, an increase of $1.7 million, or 0.4%. This increase was driven by a $8.5 million increase in international sales from strong demand and a $1.5 million increase in direct-to-agency sales due to the fulfillment of large contracts. These increases were offset by a $7.9 million decrease in direct-to-consumer sales due to less promotional sales and lower off-price selling, as well as a $0.3 million decrease in domestic wholesale sales due to inventory availability.
Gross profit
Gross profit was $208.1 million in the nine months ended September 30, 2024 as compared to $203.2 million in the nine months ended September 30, 2023, an increase of $4.9 million. Gross profit as a percentage of net sales was 53.7% in the first nine months of 2024 as compared to 52.7% in the first nine months of 2023. Gross profit as a percentage of net sales was favorably impacted by a non-recurring increase in inventory reserves for aged raw materials during the nine months ended September 30, 2023, as well as less promotional sales and lower off price selling in the current year period versus the comparable period in the prior year.
Selling, general and administrative expense
Selling, general and administrative expense was $167.1 million for the nine months ended September 30, 2024, representing 43.1% of net sales, and $164.2 million in the nine months ended September 30, 2023, representing 42.6% of net sales for the comparable period in 2023. The increase in selling, general and administrative expense was due to an increase in payroll costs associated with retail stores, as well as an increase in sales, marketing, travel and stock compensation expenses. These increases were partially offset by decreases in bonus related expenses.

Segment operating income
Segment operating income for the nine months ended September 30, 2024 was $33.8 million, an increase of $2.2 million when compared to segment operating income of $31.7 million for the same period in 2023, based on the factors described above.
BOA

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$45,607	100.0%	$37,281	100.0%	$142,670	100.0%	$113,390	100.0%
Gross profit	$28,666	62.9%	$21,961	58.9%	$88,951	62.3%	$67,559	59.6%
SG&A	$14,120	31.0%	$11,099	29.8%	$39,904	28.0%	$32,332	28.5%
Segment operating income	$10,364	22.7%	$6,684	17.9%	$36,490	25.6%	$22,685	20.0%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were $45.6 million as compared to net sales of $37.3 million for the three months ended September 30, 2023, an increase of $8.3 million, or 22.3%. The increase was reflected across key industries including Cycling, Athletic, Workwear, Outdoor and Snow Sports. The increase in sales was a result of the improvement of end market inventory levels, coupled with market share gains in many of our key industries.
Gross profit
Gross profit was $28.7 million for the three months ended September 30, 2024 as compared to $22.0 million for the three months ended September 30, 2023, an increase of $6.7 million. Gross profit as a percentage of net sales was 62.9% for the three months ended September 30, 2024 as compared to 58.9% for the three months ended September 30, 2023. The increase in gross profit as a percentage of net sales was driven by manufacturing overhead leverage as well as product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 was $14.1 million, or 31.0% of net sales compared to $11.1 million, or 29.8% of net sales for the comparable period in 2023. The increase in selling, general, and administrative expense is primarily due to increased employee costs related to BOA’s bonus plan and equity program.
Segment operating income
Segment operating income for the three months ended September 30, 2024 was $10.4 million, an increase of $3.7 million when compared to segment operating income of $6.7 million for the same period in 2023, based on the factors described above.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were $142.7 million as compared to net sales of $113.4 million for the nine months ended September 30, 2023, an increase of $29.3 million, or 25.8%. The increase was reflected across key industries including Cycling, Athletic, Workwear, Outdoor and Snow Sports. The increase in sales was a result of the improvement of end market inventory levels, coupled with market share gains in many of our key industries.

Gross profit
Gross profit was $89.0 million for the nine months ended September 30, 2024 as compared to $67.6 million for the nine months ended September 30, 2023, an increase of $21.4 million. Gross Profit as a percentage of net sales was 62.3% for the nine months ended September 30, 2024 as compared to 59.6% for the nine months ended September 30, 2023. The increase in gross profit as a percentage of net sales was driven by manufacturing overhead leverage as well as product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2024 was $39.9 million, or 28.0% of net sales compared to $32.3 million, or 28.5% of net sales for the comparable period in 2023. The increase in selling, general, and administrative expense is primarily due to increased employee costs related to BOA’s bonus plan and equity program.
Segment operating income
Segment operating income for the nine months ended September 30, 2024 was $36.5 million, an increase of $13.8 million when compared to segment operating income of $22.7 million for the same period in 2023, based on the factors described above.
Ergobaby

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$21,755	100.0%	$23,218	100.0%	$71,530	100.0%	$71,785	100.0%
Gross profit	$13,825	63.5%	$15,037	64.8%	$46,176	64.6%	$45,956	64.0%
SG&A	$12,793	58.8%	$11,758	50.6%	$39,649	55.4%	$35,781	49.8%
Segment operating income (loss)	$(935)	(4.3)%	$1,288	5.5%	$629	0.9%	$4,202	5.9%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were $21.8 million, a decrease of $1.5 million, or 6.3%, compared to the same period in 2023. During the three months ended September 30, 2024, international sales were approximately $12.6 million, representing a decrease of $2.3 million over the corresponding period in 2023, primarily as a result of decreased distributor sales. Domestic sales were $9.2 million in the third quarter of 2024, reflecting an increase of $0.9 million compared to the corresponding period in 2023. The increase in domestic sales was primarily due to increases from key accounts.
Gross profit
Gross profit as a percentage of net sales was 63.5% for the three months ended September 30, 2024, as compared to 64.8% for the three months ended September 30, 2023. The decrease in gross profit as a percentage of sales was due to shifts in channel mix.
Selling, general and administrative expense
Selling, general and administrative expense increased $1.0 million quarter over quarter, with expense of $12.8 million, or 58.8% of net sales for the three months ended September 30, 2024 as compared to $11.8 million or 50.6% of net sales for the same period of 2023. The increase in selling, general and administrative expense in the three months ended September 30, 2024 as compared to the comparable period in the prior year is due to increased outbound freight, warehousing and marketing expenses, as well as increased legal fees.
Segment operating income (loss)
Ergobaby had segment operating loss of approximately $0.9 million for the three months ended September 30, 2024, and segment operating income of $1.3 million for the three months ended September 30, 2023, a decrease of $2.2 million based on the factors noted above.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were $71.5 million, an decrease of $0.3 million, or 0.4%, compared to the same period in 2023. During the nine months ended September 30, 2024, international sales were approximately $42.8 million, representing a decrease of $1.9 million over the corresponding period in 2023, primarily as a result of decreased distributor sales. Domestic sales were $28.8 million in the first nine months of 2024, reflecting an increase of $1.6 million compared to the corresponding period in 2023. The increase in domestic sales was primarily due to increases from online channels.
Gross profit
Gross profit as a percentage of net sales was 64.6% for the nine months ended September 30, 2024, as compared to 64.0% for the nine months ended September 30, 2023. The increase in gross profit as a percentage of sales was due to shifts in channel mix and reduced costs.
Selling, general and administrative expense
Selling, general and administrative expense increased $3.9 million year over year, with expense of $39.6 million, or 55.4% of net sales for the nine months ended September 30, 2024 as compared to $35.8 million or 49.8% of net sales for the same period of 2023. The increase in selling, general and administrative expense in the nine months ended September 30, 2024 as compared to the comparable period in the prior year is due to increased outbound freight, warehousing and marketing expenses, as well as increased legal fees.
Segment operating income
Ergobaby had segment operating income of $0.6 million for the nine months ended September 30, 2024, a decrease of $3.6 million compared to the same period in 2023, based on the factors noted above.
Lugano

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$118,584	100.0%	$78,735	100.0%	$320,981	100.0%	$203,571	100.0%
Gross profit	$72,055	60.8%	$45,460	57.7%	$191,681	59.7%	$113,435	55.7%
SG&A	$22,585	19.0%	$16,070	20.4%	$66,842	20.8%	$44,281	21.8%
Segment operating income	$47,975	40.5%	$27,963	35.5%	$120,490	37.5%	$64,872	31.9%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the quarter ended September 30, 2024 increased approximately $39.8 million, or 50.6%, to $118.6 million, compared to the corresponding quarter ended September 30, 2023. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado, Connecticut, and London, England, as well as via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year period, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano opened its Greenwich, Connecticut location in September 2023, and its London, England salon in the second quarter of 2024, and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 60.8% and 57.7% for the quarters ended September 30, 2024 and September 30, 2023, respectively. Lugano has an extensive network of suppliers through which it procures diamonds and gemstones, which make up a significant percentage of the cost of sales. The increase in margins is attributable to pricing and product mix, especially in its higher priced jewelry pieces, as well as a decrease in wholesaler sales, which have lower margins.

Selling, general and administrative expense
Selling, general and administrative expense was $22.6 million for the three months ended September 30, 2024 as compared to $16.1 million in selling, general and administrative expense in the three months ended September 30, 2023. Selling, general and administrative expense represented 19.0% of net sales for the three months ended September 30, 2024 and 20.4% of net sales for the same period of 2023. The increase in selling, general and administrative expense is primarily due to overhead expenses from newly opened locations, increased marketing spend and personnel costs, and variable costs that correlate to the increase in revenue. Lugano continues to increase its head count as it invests in additional professionals to support its growth and geographic expansion.
Segment operating income
Segment operating income increased during the three months ended September 30, 2024 to $48.0 million, as compared to $28.0 million in the corresponding period in 2023. This increase was a result of the factors noted above.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 increased approximately $117.4 million, or 57.7%, to $321.0 million, compared to the corresponding nine months ended September 30, 2023. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado, Connecticut, and London, England, as well as via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year period, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano opened its Greenwich, Connecticut location in September 2023, and its London, England salon in the second quarter of 2024, and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 59.7% and 55.7% for the nine months ended September 30, 2024 and September 30, 2023, respectively. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The increase in margins is attributable to pricing and product mix, especially in its higher priced jewelry pieces.
Selling, general and administrative expense
Selling, general and administrative expense was $66.8 million for the nine months ended September 30, 2024 as compared to $44.3 million in selling, general and administrative expense in the nine months ended September 30, 2023. Selling, general and administrative expense represented 20.8% of net sales in the nine months ended September 30, 2024 and 21.8% of net sales for the same period of 2023. The increase in selling, general and administrative expense is primarily due to overhead expenses from newly opened locations, increased marketing spend and personnel costs, and variable costs that correlate to the increase in revenue. Lugano continues to increase its head count as it invests in additional professionals to support its growth and geographic expansion.
Segment operating income
Segment operating income increased during the nine months ended September 30, 2024 to $120.5 million, as compared to $64.9 million in the corresponding period in 2023. This increase was a result of the factors noted above.

PrimaLoft

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$13,686	100.0%	$10,930	100.0%	$61,518	100.0%	$57,619	100.0%
Gross profit	$8,646	63.2%	$6,539	59.8%	$38,738	63.0%	$36,096	62.6%
SG&A	$5,232	38.2%	$3,842	35.2%	$15,618	25.4%	$14,654	25.4%
Segment operating income (loss)	$(2,039)	(14.9)%	$(2,756)	(25.2)%	$6,760	11.0%	$5,082	8.8%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were $13.7 million, an increase of $2.8 million as compared to net sales of $10.9 million for the three months ended September 30, 2023. The increase in net sales in the current quarter versus the quarter ended September 30, 2023 is attributable to inventory levels in the retail market normalizing, which has resulted in an increase in orders from retailers with brand partners. The excess inventory in the retail market during 2023 impacted orders during the comparable period in 2023.
Gross profit
Gross profit for the quarter ended September 30, 2024 increased $2.1 million as compared to the three months ended September 30, 2023. Gross profit as a percentage of net sales for the three months ended September 30, 2024 was 63.2%, as compared to gross profit as a percentage of sales of 59.8% for the three months ended September 30, 2023. The increase in gross profit as a percentage of net sales in the quarter ended September 30, 2024 as compared to the quarter ended September 30, 2023 is due to product mix shift.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 was $5.2 million, or 38.2% of net sales compared to $3.8 million, or 35.2% of net sales for the three months ended September 30, 2023. The increase in selling, general and administrative expense was due primarily to increased marketing spend and bonus expense versus the prior year comparable period..
Segment operating loss
Segment operating loss for the three months ended September 30, 2024 was $2.0 million, an increase of $0.7 million when compared to segment operating loss of $2.8 million for the same period in 2023, as a result of the factors noted above.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were $61.5 million, an increase of $3.9 million as compared to net sales of $57.6 million for the nine months ended September 30, 2023. The increase in net sales in the current period versus the nine months ended September 30, 2023 is attributable to inventory levels in the retail market normalizing, which has resulted in an increase in orders from retailers with brand partners.
Gross profit
Gross profit for the nine months ended September 30, 2024 increased $2.6 million as compared to the nine months ended September 30, 2023. Gross profit as a percentage of net sales for the nine months ended September 30, 2024 was 63.0%, as compared to gross profit as a percentage of sales of 62.6% for the nine months ended September 30, 2023. The increase in gross profit as a percentage of net sales in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is due to product mix shift.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2024 was $15.6 million, or 25.4% of net sales compared to $14.7 million, or 25.4% of net sales for the nine months ended September 30, 2023. Selling, general and administrative expense in the prior period included $2.4 million in integration services fees associated with the Company's acquisition of PrimaLoft. Excluding the integration service fee, selling, general and administrative expense increased approximately $3.3 million due to the increase in headcount as PrimaLoft continues to focus on future growth.
Segment operating income
Segment operating income for the nine months ended September 30, 2024 was $6.8 million, an increase of $1.7 million when compared to segment operating income of $5.1 million for the same period in 2023, as a result of the factors noted above.
The Honey Pot Co.
In the following results of operations, we provide comparative proforma results of operations for The Honey Pot Co. for the three and nine months ended September 30, 2024 and September 30, 2023 as if we had acquired the business on January 1, 2023. The results of operations that follow include relevant proforma adjustments for pre-acquisition periods and explanations where applicable. The operating results for The Honey Pot Co. have been included in the consolidated results of operation from the date of acquisition in January 2024.

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
			Proforma		Proforma		Proforma
Net sales	$31,545	100.0%	$25,560	100.0%	$86,563	100.0%	$82,447	100.0%
Gross profit	$16,897	53.6%	$14,011	54.8%	$43,139	49.8%	$47,709	57.9%
SG&A	$9,814	31.1%	$9,382	36.7%	$30,746	35.5%	$28,440	34.5%
Segment operating (loss) income	$2,818	8.9%	$364	1.4%	$(403)	(0.5)%	$6,473	7.9%
Proforma results of operations include the following proforma adjustments as if we had acquired The Honey Pot Co. on January 1, 2023:
•Incremental stock compensation expense of $0.3 million for the nine months ended September 30, 2024 and $0.3 million and $1.1 million, respectively, for the three and nine months ended September 30, 2023. This amount is included in SG&A above and reduces segment operating income.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for THP of $1.3 million for the nine months ended September 30, 2024 and $4.0 and $12.0, respectively, for the three and nine months ended September 30, 2023. This amount reduces segment operating income.
•Management fees that would have been payable to the Manager during each period. THP will pay a management fee of $1.0 million per year ($0.25 million per quarter) to CGM. This amount reduces segment operating income.
Three months ended September 30, 2024 compared to proforma three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were $31.5 million, an increase of $6.0 million or 23.4% from net sales of $25.6 million for the three months ended September 30, 2023. The increase in net sales is primarily due to strong volume growth due to market share gain in our Period Care product line.
Gross profit
Gross profit for the quarter ended September 30, 2024 increased $2.9 million as compared to the three months ended September 30, 2023. Gross profit as a percentage of net sales for the three months ended September 30, 2024 was 53.6%, as compared to gross profit as a percentage of sales of 54.8% for the three months ended September 30, 2023. The decline in gross profit as a percentage of net sales in the quarter ended September 30, 2024 as compared to the quarter ended September 30, 2023 is attributable to channel mix shift and higher fixed costs due to the replacement of regional third-party distribution facilities with a larger dedicated distribution center to support future growth and that will benefit from scale efficiencies over time.

Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 was $9.8 million, or 31.1% of net sales compared to $9.4 million, or 36.7% of net sales for the three months ended September 30, 2023. Selling, general and administrative expense for the three months ended September 30, 2024 includes $0.9 million in integrations services fees paid to CGM during the quarter. Excluding the integration services fee, selling, general and administrative expense decreased $0.3 million versus the comparable quarter in the prior year. The decrease in selling, general and administrative expense in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to changes in bonus and compensation plans.
Segment operating income
Segment operating income for the three months ended September 30, 2024 was $2.8 million, an increase of $2.5 million when compared to segment operating income of $0.4 million for the same period in 2023, as a result of the factors noted above.
Proforma nine months ended September 30, 2024 compared to proforma nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were $86.6 million, an increase of $4.1 million or 5.0% from net sales of $82.4 million for the nine months ended September 30, 2023. The increase in net sales is primarily due to volume growth and market share gains in the Period Care product line, particularly in the online, drugstore, and grocery channels.
Gross profit
Gross profit for the nine months ended September 30, 2024 decreased $4.6 million as compared to the nine months ended September 30, 2023. Gross profit as a percentage of net sales for the nine months ended September 30, 2024 was 49.8%, as compared to gross profit as a percentage of sales of 57.9% for the nine months ended September 30, 2023. Cost of sales in the nine months ended September 30, 2024 includes $3.8 million in amortization of the inventory step-up resulting from the acquisition purchase allocation. Excluding the effect of the step-up amortization, gross profit as a percentage of net sales for the nine months ended 2024 was 54.1%. The decline in gross profit as a percentage of net sales in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is attributable to channel mix shift and higher fixed costs due to the replacement of 3PL distribution with a larger dedicated distribution center to support future growth and that will benefit from scale efficiencies over time.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2024 was $30.7 million, or 35.5% of net sales compared to $28.4 million, or 34.5% of net sales for the nine months ended September 30, 2023. Selling, general and administrative expense in the current period includes $3.5 million in transaction costs associated with the Company's acquisition of The Honey Pot Co. and $2.4 million in integration services fees paid to CGM.
Segment operating income (loss)
Segment operating loss for the nine months ended September 30, 2024 was $0.4 million, a decrease of $6.9 million when compared to segment operating income of $6.5 million for the same period in 2023, as a result of the factors noted above.

Velocity Outdoor
On April 30, 2024, Velocity Outdoor sold its Crosman airgun product division. The results of operations for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 presented below include the results from the Crosman airgun product division through the date of sale.

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$28,809	100.0%	$54,469	100.0%	$77,419	100.0%	$126,348	100.0%
Gross profit	$8,859	30.8%	$15,843	29.1%	$20,984	27.1%	$33,859	26.8%
SG&A	$6,063	21.0%	$9,336	17.1%	$20,130	26.0%	$27,196	21.5%
Impairment expense	$—	—%	$32,568	59.8%	$8,182	10.6%	$32,568	25.8%
Segment operating income (loss)	$1,486	5.2%	$(28,581)	(52.5)%	$(12,873)	(16.6)%	$(33,467)	(26.5)%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were $28.8 million, a decrease of $25.7 million or 47.1%, compared to the same period in 2023. The decrease in net sales for the three months ended September 30, 2024 is driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories decreased 8.4% compared to the same period in 2023 due to softness in the overall Hunting and Fishing market as well as retailers reducing levels of inventory on hand.
Gross profit
Gross profit for the quarter ended September 30, 2024 decreased $7.0 million as compared to the quarter ended September 30, 2023. Gross profit as a percentage of net sales increased to 30.8% for the three months ended September 30, 2024 as compared to 29.1% in the three months ended September 30, 2023 due to the divestiture of Crosman. The archery and hunting apparel product categories have higher margins than the airgun product category due to differences in the sales channels and the premium nature of the products sold in these categories. In the quarter ended September 30, 2024, the gross profit for the remaining Velocity business decreased 5.3% compared to the prior year comparable quarter driven by the decrease in volume and absorption of fixed overhead costs.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 was $6.1 million, or 21.0% of net sales compared to $9.3 million, or 17.1% of net sales for the three months ended September 30, 2023. Selling, general and administrative expense decreased $3.3 million in the quarter ended September 30, 2024 as compared to the prior period. Expenses for the remaining Velocity business decreased $0.2 million compared to the previous year quarter.
Impairment expense
Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below forecast amounts that were used in quantitative impairment testing performed in March 2023. The impairment test resulted in Velocity recording impairment expense of $32.6 million in the quarter ended September 30, 2023.
Segment operating income (loss)
Segment operating income for the three months ended September 30, 2024 was $1.5 million compared to segment operating loss of $28.6 million for the same period in 2023. The loss in the prior year was driven primarily by the goodwill impairment expense.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were $77.4 million, a decrease of $48.9 million or 38.7%, compared to the same period in 2023. The decrease in net sales for the nine months ended September 30, 2024 is driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories decreased approximately $4.5 million compared to the same period in 2023 due to softness in the overall Hunting and Fishing market as well as retailers reducing levels of inventory on hand.
Gross profit
Gross profit for the nine months ended September 30, 2024 decreased $12.9 million as compared to the nine months ended September 30, 2023. Gross profit as a percentage of net sales increased to 27.1% for the nine months ended September 30, 2024 as compared to 26.8% in the nine months ended September 30, 2023 due to product mix and the absorption of overhead expense on reduced sales.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2024 was $20.1 million, or 26.0% of net sales compared to $27.2 million, or 21.5% of net sales for the nine months ended September 30, 2023. Selling, general and administrative expense decreased $7.1 million in the nine months ended September 30, 2024 as compared to the prior period but increased as a percentage of net sales due to the decrease in revenue noted above.
Impairment expense
The Velocity reporting unit was tested quantitatively in connection with the company's annual goodwill impairment testing in March 2024. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the nine months ended September 30, 2024 after the fair value of the reporting unit did not exceed the carrying value. In the prior year, Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below forecast amounts that were used in quantitative impairment testing performed in March 2023. The impairment test resulted in Velocity recording impairment expense of $32.6 million in the quarter ended September 30, 2023.
Segment operating loss
Segment operating loss for the nine months ended September 30, 2024 was $12.9 million, a decrease in loss of $20.6 million when compared to segment operating loss of $33.5 million for the same period in 2023 based on the factors noted above.

Industrial Businesses
Altor Solutions

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$52,130	100.0%	$59,215	100.0%	$157,746	100.0%	$181,613	100.0%
Gross profit	$16,079	30.8%	$18,462	31.2%	$47,280	30.0%	$54,733	30.1%
SG&A	$7,482	14.4%	$7,117	12.0%	$21,711	13.8%	$22,038	12.1%
Segment operating income	$6,003	11.5%	$8,749	14.8%	$17,787	11.3%	$24,906	13.7%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the quarter ended September 30, 2024 were $52.1 million, a decrease of $7.1 million, or 12.0%, compared to the quarter ended September 30, 2023. The decrease in net sales during the quarter was due to shifting market conditions of the food delivery and other cold chain markets, which represent one of Altor's largest customer segments. Altor is strategically repositioning itself to adapt to these changes, including with the acquisition of Lifoam in October 2024, but anticipates continued sales pressure for the remainder of 2024.
Gross profit
Gross profit as a percentage of net sales was 30.8% and 31.2% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage of net sales in the quarter ended September 30, 2024, was primarily due to fixed cost absorption on a lower sales base due to the decrease in net sales.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 was $7.5 million as compared to $7.1 million for the three months ended September 30, 2023, an increase of $0.4 million. The increase in selling, general and administrative expense in the third quarter of 2024 was due to higher marketing investment in the current year quarter.
Segment operating income
Segment operating income was $6.0 million in the three months ended September 30, 2024, a decrease of $2.7 million as compared to the three months ended September 30, 2023, based on the factors noted above.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were $157.7 million, a decrease of $23.9 million, or 13.1%, compared to the nine months ended September 30, 2023. The decrease in net sales during the period was due to shifting market conditions of the food delivery and other cold chain markets, which represent one of Altor's largest customer segments, and supplier diversification initiatives. Altor is strategically repositioning itself to adapt to these changes, including with the acquisition of Lifoam in October 2024, but anticipates continued sales pressure for the remainder of 2024.
Gross profit
Gross profit as a percentage of net sales was consistent period over period, at 30.0% and 30.1% for the nine months ended September 30, 2024 and 2023, respectively.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2024 was $21.7 million as compared to $22.0 million for the nine months ended September 30, 2023, a decrease of $0.3 million. The decrease in selling, general and administrative expense in the first nine months of 2024 was due to lower incentive compensation as a result of the decrease in revenue.

Segment operating income
Segment operating income was $17.8 million in the nine months ended September 30, 2024, a decrease of $7.1 million as compared to the nine months ended September 30, 2023, based on the factors noted above.
Arnold

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$46,103	100.0%	$41,819	100.0%	$130,545	100.0%	$122,047	100.0%
Gross profit	$13,703	29.7%	$11,898	28.5%	$37,954	29.1%	$36,392	29.8%
SG&A	$7,529	16.3%	$6,409	15.3%	$20,800	15.9%	$18,751	15.4%
Segment operating income	$5,425	11.8%	$4,739	11.3%	$14,905	11.4%	$15,390	12.6%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were approximately $46.1 million, an increase of $4.3 million compared to the same period in 2023. International sales were $14.3 million in the three months ended September 30, 2024 and $13.0 million in the three months ended September 30, 2023, an increase of 10.4%. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, oil and gas and energy, partially offset by lower demand in the transportation market.
Gross profit
Gross profit for the three months ended September 30, 2024 was approximately $13.7 million compared to approximately $11.9 million in the same period of 2023. Gross profit as a percentage of net sales increased to 29.7% for the quarter ended September 30, 2024 from 28.5% in the quarter ended September 30, 2023 principally due to favorable product mix, partially offset by higher staffing related costs.
Selling, general and administrative expense
Selling, general and administrative expense in the three months ended September 30, 2024 was $7.5 million, an increase in expense of approximately $1.1 million compared to $6.4 million for the three months ended September 30, 2023 due to non-recurring move related expenses of two of our facilities in the United States and staffing related costs. Selling, general and administrative expense was 16.3% of net sales in the three months ended September 30, 2024 and 15.3% in the three months ended September 30, 2023.
Segment operating income
Segment operating income for the three months ended September 30, 2024 was approximately $5.4 million, an increase of $0.7 million when compared to the same period in 2023, as a result of the factors noted above.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were approximately $130.5 million, an increase of $8.5 million compared to the same period in 2023. International sales were $40.9 million in the nine months ended September 30, 2024 and $38.7 million the nine months ended September 30, 2023, an increase of 5.7%. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense, and oil and gas, partially offset by lower demand in the industrial and transportation markets.
Gross profit
Gross profit for the nine months ended September 30, 2024 was approximately $38.0 million compared to approximately $36.4 million in the same period of 2023. Gross profit as a percentage of net sales decreased to 29.1% for the nine months ended September 30, 2024 from 29.8% in the nine months ended September 30, 2023 principally due to higher staffing related costs partially offset by favorable product mix.

Selling, general and administrative expense
Selling, general and administrative expense in the nine months ended September 30, 2024 was $20.8 million, an increase in expense of approximately $2.0 million compared to $18.8 million for the nine months ended September 30, 2023 due to non-recurring move related expenses of two of our facilities in the United States and increases in information technology and legal expenses during the current period. Selling, general and administrative expense was 15.9% of net sales in the nine months ended September 30, 2024 and 15.4% in the nine months ended September 30, 2023.
Segment operating income
Segment operating income for the nine months ended September 30, 2024 was approximately $14.9 million, a decrease of $0.5 million when compared to the same period in 2023, as a result of the factors noted above.
Sterno

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Net sales	$85,187	100.0%	$80,185	100.0%	$223,814	100.0%	$229,819	100.0%
Gross profit	$21,124	24.8%	$19,749	24.6%	$58,813	26.3%	$55,788	24.3%
SG&A	$9,915	11.6%	$9,073	11.3%	$26,475	11.8%	$25,057	10.9%
Segment operating income	$6,971	8.2%	$6,438	8.0%	$19,626	8.8%	$18,019	7.8%
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net sales
Net sales for the three months ended September 30, 2024 were approximately $85.2 million, an increase of $5.0 million, or 6.2%, compared to the same period in 2023. The net sales variance reflects higher sales volume at Rimports driven by strong retail consumption.
Gross profit
Gross profit as a percentage of net sales increased from 24.6% for the three months ended September 30, 2023 to 24.8% for the three months ended September 30, 2024. The increase in gross profit percentage in the third quarter of 2024 as compared to the third quarter of 2023 was primarily attributable to favorable direct materials, labor and freight costs across both divisions of the company.
Selling, general and administrative expense
Selling, general and administrative expense for the three months ended September 30, 2024 was approximately $9.9 million as compared to $9.1 million for the three months ended September 30, 2023, an increase of $0.8 million reflecting higher salaries and benefits, professional fees, marketing expenses, and commissions for both divisions of the company. Selling, general and administrative expense represented 11.6% of net sales for the three months ended September 30, 2024 and 11.3% for the three months ended September 30, 2023.
Segment operating income
Segment operating income for the three months ended September 30, 2024 was approximately $7.0 million, an increase of $0.5 million compared to the three months ended September 30, 2023 based on the factors noted above.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Net sales
Net sales for the nine months ended September 30, 2024 were approximately $223.8 million, a decrease of $6.0 million, or 2.6%, compared to the same period in 2023. The net sales variance reflects lower sales due to changes in consumer discretionary buying behaviors as a result of inflationary pressures.

Gross profit
Gross profit as a percentage of net sales increased from 24.3% for the nine months ended September 30, 2023 to 26.3% for the nine months ended September 30, 2024. The increase in gross profit percentage in the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily attributable to favorable direct materials, labor and freight costs across both divisions of the company.
Selling, general and administrative expense
Selling, general and administrative expense for the nine months ended September 30, 2024 was approximately $26.5 million as compared to $25.1 million for the nine months ended September 30, 2023, an increase of $1.4 million reflecting an increase in sales and marketing related salaries and promotional activity for both divisions of the company in the current period. Selling, general and administrative expense represented 11.8% of net sales for the nine months ended September 30, 2024 and 10.9% for the nine months ended September 30, 2023.
Segment operating income
Segment operating income for the nine months ended September 30, 2024 was approximately $19.6 million, an increase of $1.6 million compared to the nine months ended September 30, 2023 based on the factors noted above.
Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. On September 5, 2024, we refreshed our at-the-market program for the common shares of the Trust, which was initially established in 2021, by filing a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million of the common shares of the Trust in amounts and at times to be determined by us. Also on September 5, 2024, we refreshed our at-the-market program for certain preferred shares of the Trust, which was initially established in the first quarter of 2024, we filed a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $200 million of the Series A, Series B and Series C preferred shares of the Trust in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common and preferred shares and determinations by us regarding appropriate sources of funding.
Our liquidity requirements primarily relate to our debt service requirements, payments of our common and preferred share distributions, management fees paid to our Manager, working capital needs and purchase commitments at our subsidiaries. As of September 30, 2024, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300.0 million of indebtedness associated with our 5.000% 2032 Notes, $377.5 million outstanding on our 2022 Term Loan, and $110.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At September 30, 2024, approximately 27% of our outstanding debt was subject to interest rate changes.
At September 30, 2024, we had approximately $71.9 million of cash and cash equivalents on hand, a decrease of $378.5 million as compared to the year ended December 31, 2023. In November 2023, we sold our Marucci subsidiary, receiving approximately $484.0 million of total proceeds at closing. A portion of the proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Revolving Credit Facility and the remaining amount was held in short term investment and savings accounts at December 31, 2023. On January 31, 2024, the Company completed the acquisition of The Honey Pot Co. using cash held on our balance sheet. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Our availability under our 2022 Revolving Credit Facility at September 30, 2024 was $486.6 million. Subsequent to the end of third quarter on October 1, 2024, we drew $140 million on our 2022 Revolving Credit Facility to finance the Altor acquisition of Lifoam. The change in cash and cash equivalents for the nine months ended September 30, 2024 and 2023 is as follows:

Operating Activities:

	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023
Cash provided by (used in) operating activities	$(77,610)	$56,952

For the nine months ended September 30, 2024, cash flows used in operating activities totaled approximately $77.6 million, which represents a $134.6 million increase in cash use compared to cash provided by operating activities of $57.0 million during the nine-month period ended September 30, 2023. Cash used in operating activities for working capital for the nine months ended September 30, 2024 was $253.9 million, as compared to cash used in operating activities for working capital of $128.9 million for the nine months ended September 30, 2023. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter of the prior year. In the prior year, several of our businesses were working through higher levels of inventory that that were increased to combat supply chain issues during 2022 given longer lead times, resulting in lower cash outflows in the comparable period of 2023. In the current year, the increase in the cash used in operations is primarily attributable to our Lugano subsidiary, which has experienced significant revenue growth in 2024.
Lugano has used significant cash to build inventory to support its sales growth strategy, with net inventory build of $200.8 million in the first three quarters of 2024 and $121.6 million in the first three quarters of 2023. We expect Lugano to continue to use working capital to support its growth, particularly as Lugano opens new salons, each of which requires a minimum level of new inventory prior to opening.
Investing Activities:

	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023
Cash provided by (used in) investing activities	$(352,250)	$104,291

Cash flows used in investing activities for the nine months ended September 30, 2024 totaled $352.3 million, compared to cash provided by investing activities of $104.3 million in the same period of 2023. In the current year, cash used in investing activities reflects our acquisition of The Honey Pot Co. in January 2024, and the proceeds of $61.9 million from the sale of the Crosman division of Velocity Outdoor, while in the prior year, investing activities reflects the sale of Advanced Circuits and the proceeds received related to the sale. Capital expenditures spend decreased $4.0 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, with $34.5 million in capital expenditures in 2024 and $38.5 million in capital expenditures in 2023. The decrease in capital expenditures is primarily due to a lower investment at 5.11 as they reduced the number of retail stores they plan to open in the current year as compared to the prior year, partially offset by increased capital expenditures at Lugano related to their salon expansion and overall growth, and Arnold, related to the relocation of one of their facilities in the United States. We expect capital expenditures for the full year of 2024 to be between approximately $55 million to $65 million.
Financing Activities:

	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023
Cash provided by (used in) financing activities	$50,882	$(157,927)

Cash flows provided by financing activities totaled approximately $50.9 million during the nine months ended September 30, 2024 compared to cash flows used in financing activities of $157.9 million during the nine months ended September 30, 2023. Financing activities in the current year reflects $35.0 million in Trust common and preferred shares issued under our at-the-market share offering programs while financing activities in the first nine months of 2023 reflects $7.4 million of purchases under our share repurchase program. In the current year, we borrowed $110 million, net, against our 2022 Revolving Credit Facility, while in the prior year, we used the proceeds from our sale of Advanced Circuits to repay amounts outstanding under our revolving credit facility, resulting in net borrowings in the comparable period in 2023 of $43 million under our 2022 Revolving Credit Facility. The current year cash provided by financing activities also reflects the amount of equity investment made by noncontrolling shareholders related to the acquisition of The Honey Pot Co. ($41.7 million). Financing activities in both periods reflect the payment of our common and preferred share distributions, and current period financing cash flows includes the payment of the profit allocation from the sale of Marucci to the Allocation Interest Holders of $48.9 million.
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
We have made several amendments to the Lugano intercompany credit agreement to allow Lugano to continue to expand its operations and build inventory to support its salon expansion. Amendments were made to the Lugano intercompany credit agreement in the first, second and third quarter of 2024, and the second, third and fourth quarter of 2023. We expect to continue to fund Lugano to support profitable sales growth.
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
In the third quarter of 2024, we amended the Arnold intercompany credit agreement to increase the amount of the term loan outstanding under the credit agreement. Arnold is in the process of relocating two of their product divisions to a new facility and expects to incur approximately $10 million in capital expenditures and $7 - $8 million in expenses during the next two quarters, with a majority of the spend in the fourth quarter of 2024.
Subsequent to the end of the third quarter of 2024, we amended the Altor intercompany credit agreement to increase the amount of the term loan to finance the acquisition of Lifoam on October 1, 2024, and extended the term of the intercompany credit agreement by an additional three years.
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
At September 30, 2024, Arnold was not in compliance with the capital expenditures and fixed charge covenant ratio in the Arnold inter-company credit agreement after exceeding the permitted level of capital expenditures in the trailing-twelve month period. The Company issued a waiver related to this covenant as of September 30, 2024. All of our other subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2024.
All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of September 30, 2024, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$125,330
BOA	178,551
Ergobaby	82,025
Lugano	589,228
PrimaLoft	156,800
The Honey Pot Co.	102,000
Velocity Outdoor	65,259
Altor	61,309
Arnold	69,377
Sterno	93,949
Total intercompany debt	$1,523,828
Corporate and eliminations	(1,523,828)
Total	$—
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
We had $486.6 million in net availability under the 2022 Revolving Credit Facility at September 30, 2024. The outstanding borrowings under the 2022 Revolving Credit Facility include $3.5 million of outstanding letters of credit at September 30, 2024, which are not reflected on our balance sheet.
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
The following table reflects required and actual financial ratios as of September 30, 2024 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	3.15:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	0.94:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	3.68:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Interest on credit facilities	$26,978	$28,031
Interest on Senior Notes	50,625	50,625
Unused fee on Revolving Credit Facility	1,516	1,467
Other interest expense	274	253
Interest income	(1,899)	(23)
Interest expense, net	$77,494	$80,353
The following table provides the effective interest rate of the Company’s outstanding debt at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.69%	377,500	7.50%	385,000
2022 Revolving Credit Facility	8.07%	110,000	—%	—
Unamortized debt issuance costs		(11,313)		(13,121)
Total debt outstanding		$1,776,187		$1,671,879

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

Adjusted EBITDA
Nine months ended September 30, 2024
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(21,151)	$18,594	16,248	$(6,337)	$59,257	$(5,261)	$(7,764)	$(53,368)	$6,076	$6,169	$7,711	$20,174
Adjusted for:
Provision (benefit) for income taxes	—	4,792	3,920	516	20,010	(1,731)	(2,589)	7,074	3,192	3,182	2,594	40,960
Interest expense, net	77,280	(3)	(16)	—	3	(15)	(28)	53	—	220	—	77,494
Intercompany interest	(122,209)	10,114	15,716	6,364	40,417	13,526	7,827	7,620	5,612	5,313	9,700	—
Depreciation and amortization	552	17,198	16,251	6,427	7,571	15,987	14,811	6,679	12,250	6,754	14,850	119,330
EBITDA	(65,528)	50,695	52,119	6,970	127,258	22,506	12,257	(31,942)	27,130	21,638	34,855	257,958
Other (income) expense	462	86	22	12	(61)	5	(5)	25,734	2,722	(9)	(423)	28,545
Noncontrolling shareholder compensation	—	1,630	4,352	738	1,662	1,823	1,157	556	741	13	354	13,026
Impairment expense	—	—	—	—	—	—	—	8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	—	3,479	—	—	—	—	3,479
Integration services fee	—	—	—	—	—	—	1,750	—	—	—	—	1,750
Other (1)	—	—	—	—	—	—	90	—	—	880	398	1,368
Adjusted EBITDA	$(65,066)	$52,411	$56,493	$7,720	$128,859	$24,334	$18,728	$2,530	$30,593	$22,522	$35,184	$314,308

(1) Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In the current year, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of one of Arnold's facilities in the United States.

Adjusted EBITDA
Nine months ended September 30, 2023
	Corporate	5.11	BOA	Ergobaby	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(40,914)	$11,850	$15,151	$(1,114)	$31,468	$(5,500)	$(36,862)	$12,244	$6,911	$4,445	$(2,321)
Adjusted for:
Provision (benefit) for income taxes	—	3,990	2,224	(1,272)	10,295	(3,125)	(5,905)	4,094	3,264	1,512	15,077
Interest expense, net	80,123	(4)	(9)	—	4	(9)	232	—	16	—	80,353
Intercompany interest	(99,433)	15,698	5,032	6,484	22,660	13,343	10,070	8,183	5,078	12,885	—
Depreciation and amortization	1,056	19,866	17,436	6,112	6,971	16,084	10,023	12,558	6,248	15,016	111,370
EBITDA	(59,168)	51,400	39,834	10,210	71,398	20,793	(22,442)	37,079	21,517	33,858	204,479
Other (income) expense	(128)	(103)	117	29	(5)	130	(1,179)	201	(1)	(1,161)	(2,100)
Noncontrolling shareholder compensation	—	988	2,069	936	1,312	219	686	800	26	562	7,598
Impairment expense	—	—	—	—	—	—	32,568	—	—	—	32,568
Integration services fee	—	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	—	—	—	—	—	—	—	1,129	1,129
Adjusted EBITDA (1)	$(59,296)	$52,285	$42,020	$11,175	$72,705	$23,517	$9,633	$38,080	$21,542	$34,388	$246,049

(1) As a result of the sale of Marucci in November 2023, Adjusted EBITDA does not include $39.8 million that was previously included in the nine months ended September 30, 2023.

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Nine months ended September 30,
	2024	2023
Net income	$23,519	$122,964
Income from discontinued operations, net of tax	—	21,790
Gain on sale of discontinued operations, net of tax	3,345	103,495
Net income (loss) from continuing operations	$20,174	$(2,321)
Less: income from continuing operations attributable to noncontrolling interest	22,632	13,390
Net loss attributable to Holdings - continuing operations	$(2,458)	$(15,711)
Adjustments:
Distributions paid - preferred shares	(18,491)	(18,136)
Amortization expense - intangibles and inventory step-up	84,553	73,081
Impairment expense	8,182	32,568
Tax effect - impairment expense	—	(4,308)
Loss on sale of Crosman	24,218	—
Tax effect - loss on sale of Crosman	7,254	—
Stock compensation	13,026	7,598
Acquisition expenses	3,479	—
Integration Services Fee	1,750	2,375
Other	1,368	1,129
Adjusted Earnings	$122,881	$78,596
Plus (less):
Depreciation expense	31,763	35,255
Income tax provision	40,960	15,077
Interest expense	77,494	80,353
Amortization of debt issuance costs	3,014	3,034
Tax effect - impairment expense	—	4,308
Tax effect - loss on sale of Crosman	(7,254)	—
Income from continuing operations attributable to noncontrolling interest	22,632	13,390
Distributions paid - preferred shares	18,491	18,136
Other (income) expense	4,327	(2,100)
Adjusted EBITDA	$314,308	$246,049

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
For the three and nine months ended September 30, 2024 and 2023, the Company incurred the following management fees to CGM, by entity:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
5.11	$250	$250	$750	$750
BOA	250	250	750	750
Ergobaby	125	125	375	375
Lugano	188	188	563	563
PrimaLoft	250	250	750	750
The Honey Pot Co.	250	—	500	—
Velocity	125	125	375	375
Altor	188	188	563	563
Arnold Magnetics	125	125	375	375
Sterno	125	125	375	375
Corporate	16,882	16,845	50,313	46,660
	$18,758	$18,471	$55,689	$51,536
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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024. THP paid CGM $0.9 million in integration service fees in the quarter ended June 30, 2024 and the quarter ended September 30, 2024, respectively.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $1.0 million during the three and nine months ended September 30, 2024 respectively and $0.6 million and $1.6 million during the three and nine months ended September 30, 2023, respectively in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $11.7 million and $35.9 million from this supplier during the three and nine months ended September 30, 2024, respectively and $10.0 million and $30.4 million during the three and nine months ended September 30, 2023, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
As required by Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), the Trust's Regular Trustees and the LLC’s management, including the Chief Executive Officer and Chief Financial Officer of

the LLC, conducted an evaluation of the effectiveness of the Trust's and the LLC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2024. Based on that evaluation, the Trust's Regular Trustees and the Chief Executive Officer and Chief Financial Officer of the LLC concluded that the Trust's and the LLC’s disclosure controls and procedures were effective as of September 30, 2024.

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
ITEM 1A. RISK FACTORS
The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	First amendment to Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.3	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.4	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.5	Second Amendment to the Sixth Amended and Restated Trust agreement of the Trust (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.6
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

3.7
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

3.10
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

3.13
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference Exhibit 4.11 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.14
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.15
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference Exhibit 4.17 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.16
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024(File No. 001-34926)).

3.17
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference Exhibit 4.23 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.18
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.19
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference Exhibit 4.14 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.20
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.21
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference Exhibit 4.20 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.22
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.6 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.23
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference Exhibit 4.26 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

10.1
At Market Issuance Sales Agreement, dated September 4, 2024, among the Company, the Trust, Compass Group Management LLC, and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 of the Form 8-K, filed on September 5, 2024 (File No.001-34926).

10.2
At Market Issuance Sales Agreement, dated September 4, 2024, among the Company, the Trust, Compass Group Management LLC, B. Riley Securities, Inc., Goldman Sachs & Co. LLC and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 of the Form 8-K, filed on September 5, 2024 (File No.001-34926).

10.3
Employment Agreement, effective August 31, 2024 between Compass Group Management LLC and Stephen Keller (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC on August 26, 2024 (File No. 001-34927)).

10.4
Separation Agreement and General Release, dated September 12, 2024 between the Compass Group Management and Ryan Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed on September 17, 2024 (File No. 001-34927)).

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

Date: October 30, 2024	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2024	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Stephen Keller
Stephen Keller
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	First amendment to Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.3	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.4	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.5	Second Amendment to the Sixth Amended and Restated Trust agreement of the Trust (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.6
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

3.7
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

3.10
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

3.13
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference Exhibit 4.11 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.14
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.15
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference Exhibit 4.17 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.16
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024(File No. 001-34926)).

3.17
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference Exhibit 4.23 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.18
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.19
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference Exhibit 4.14 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.20
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.21
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference Exhibit 4.20 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.22
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.6 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.23
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference Exhibit 4.26 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

10.1
At Market Issuance Sales Agreement, dated September 4, 2024, among the Company, the Trust, Compass Group Management LLC, and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 of the Form 8-K, filed on September 5, 2024 (File No.001-34926).

10.2
At Market Issuance Sales Agreement, dated September 4, 2024, among the Company, the Trust, Compass Group Management LLC, B. Riley Securities, Inc., Goldman Sachs & Co. LLC and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.2 of the Form 8-K, filed on September 5, 2024 (File No.001-34926).

10.3
Employment Agreement, effective August 31, 2024 between Compass Group Management LLC and Stephen Keller (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed with the SEC on August 26, 2024 (File No. 001-34927)).

10.4	Management and Ryan Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K, filed on September 17, 2024 (File No. 001-34927)).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.