Form 10-K
period 2024-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2025-02-27
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2024 was $1,442,225,119 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 75,235,966 common shares of trust stock without par value outstanding at February 24, 2025.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the end of the fiscal year to which this report relates relating to the registrants' 2025 Annual Meeting of Shareholders is incorporated by reference into Part III.

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
•the "2022 Credit Facility" refers to the third amended and restated credit agreement entered into on July 12, 2022, as further amended, among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (the "agent")
•the "2022 Revolving Credit Facility" refers to the $600 million in revolving loans, swing line loans and letters of credit provided by the 2022 Credit Facility that matures in 2027;
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
•the "LLC Agreement" refers to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021, as further amended; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

Statement Regarding Forward-Looking Disclosure
This Annual Report on Form 10-K, including, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, adjusted EBITDA, adjusted earnings, and ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•changes in general economic, political or business conditions or economic, political or demographic trends in the United States ("U.S.") and other countries in which we have a presence, including changes in interest rates and inflation;
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
The LLC is the operating entity with a board of directors whose corporate governance responsibilities are similar to that of a Delaware corporation. The LLC’s board of directors oversees the management of the Company and our businesses and the performance of Compass Group Management LLC (“CGM” or our “Manager”). Certain persons who are employees and partners of our Manager receive a profit allocation as beneficial owners (through Sostratus LLC) of 54.0% of the Allocation Interests, as defined in our LLC Agreement.
Overview
We acquire controlling interests in and actively manage businesses that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence, and (iv) have strong management teams largely in place. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the branded-consumer, industrial and healthcare and critical outsourced services sectors.
Our disciplined approach to our target markets provides opportunities to methodically acquire and manage attractive businesses that will create value for our shareholders. For sellers of businesses, our unique financial structure allows us to purchase businesses efficiently with little or no third party financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital. In addition, our permanent capital model and ample liquidity allows us to acquire businesses at any point across economic cycles, ensuring that we are able to act quickly when the opportunity presents itself, even when markets are volatile.
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
In particular, we believe that our long-term approach and our active management may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe our approach enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses.
Finally, it has been our experience, that our ability to acquire businesses without the cumbersome delays and conditions typical of third-party transactional financing is appealing to sellers of businesses who are interested in confidentiality, speed and certainty of close.
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
In terms of the businesses in which we have a controlling interest as of December 31, 2024, we believe that these businesses have strong management teams, operate in strong markets with defensible market niches, and maintain long-standing customer relationships.
We categorize the current businesses we own into two separate groups (i) branded consumer businesses and, (ii) industrial businesses. Branded consumer businesses are those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their product categories. Industrial businesses are those businesses that focus on manufacturing and selling products and/or industrial services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sectors.
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2024:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11") is a leading provider of purpose-built technical apparel and gear for law enforcement, firefighters, EMS, and military special operations as well as outdoor and adventure enthusiasts. 5.11 is a brand known for innovation and authenticity, and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Costa Mesa, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 for approximately $408.2 million in August 2016. We currently own 97.6% of the outstanding stock of 5.11 on a primary basis and 86.9% on a fully diluted basis.
BOA
BOA Holdings Inc. ("BOA") creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, Greater China, South Korea, and Japan. We made loans to, and acquired a controlling interest in, BOA on October 16, 2020 for approximately $456.8 million. We currently own 91.7% of the outstanding stock of BOA on a primary basis and 83.0% on a fully diluted basis.
Lugano
Lugano Holdings, Inc. ("Lugano"), is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California. We made loans to, and purchased a controlling interest in, Lugano on September 3, 2021 for approximately $265.1 million. We currently own 59.9% of the outstanding stock of Lugano on a primary basis and 55.0% on a fully diluted basis.
PrimaLoft
PrimaLoft Technologies Holdings, Inc. ("PrimaLoft") is a leading provider of branded, high-performance synthetic insulation and materials used primarily in consumer outerwear, and accessories. The portfolio of PrimaLoft synthetic insulations offers products that can both mimic natural down aesthetics and provide the freedom to design garments ranging from stylish puffers to lightweight performance apparel. PrimaLoft insulations also offer superior economics to the brand partner and enable better sustainability characteristics through the use of recycled, low-carbon inputs. We made loans to, and purchased a controlling interest in, PrimaLoft on July 12, 2022 for approximately $541.1 million. PrimaLoft is headquartered in Latham, New York. We currently own 90.7% of the outstanding stock of PrimaLoft on a primary basis and 84.7% on a fully diluted basis.
The Honey Pot Co.
The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012 by CEO Beatrice Dixon, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The Honey Pot Co. offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Its products can be found in stores across the U.S. through mass merchants, drug and grocery retail chains, and online. We made loans to, and purchased a controlling interest in, The Honey Pot Co. on January 31, 2024 for approximately $380 million. The Honey Pot Co. is headquartered in Atlanta, Georgia. We currently own 84.8% of the outstanding stock of The Honey Pot Co. on a primary basis and 77.2% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") is a leading designer, manufacturer, and marketer of archery products, hunting apparel and related accessories. The archery product category consists of products including Ravin crossbows and CenterPoint archery products, and the apparel category offers high-performance, feature rich hunting and casual apparel under the King's Camo brand, utilizing King’s own proprietary camo patterns. Velocity Outdoor offers its products through national retail chains and dealer and distributor networks. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. Velocity Outdoor is headquartered in Rochester, New York. We currently own 99.4% of the outstanding stock of Velocity Outdoor on a primary basis and 93.3% on a fully diluted basis.
Industrial Businesses
Altor Solutions
FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), headquartered in St. Louis, MO, is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer ("OEM") components made from expanded polystyrene ("EPS") and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Altor’s molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts. We acquired Altor on February 15, 2018 for a purchase price of approximately $253.4 million. We currently own 99.3% of the outstanding stock of Altor on a primary basis and 90.2% on a fully diluted basis.
Arnold
AMT Acquisition Corp. ("Arnold") serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, semiconductor and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with its customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 98.0% of the outstanding stock of Arnold on a primary basis and 85.8% on a fully diluted basis.

Sterno
SternoCandleLamp Holdings, Inc. ("Sterno"), headquartered in Plano, Texas, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno also manufactures creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In February 2018, Sterno acquired Rimports, a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems. We currently own 98.5% of the outstanding stock of Sterno on a primary basis and 91.6% on a fully diluted basis.
Our businesses also represent our operating segments. See “Our Businesses” and “Note Q – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
2024 Distributions
Common shares - For the 2024 fiscal year we declared distributions to our common shareholders totaling $1.00 per share.
Preferred shares - For the 2024 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 per share on our Series B Preferred Shares and $1.96875 per share on our Series C Preferred Shares.
Tax Reporting
On August 3, 2021, the shareholders of the Trust approved amendments to the Second Amended and Restated Trust Agreement of the Trust and the Fifth Amended and Restated Operating Agreement of the Company to allow the Company’s Board of Directors (the “Board”) to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes (the “tax reclassification”) and, at its discretion in the future, cause the Trust to be converted to a corporation. Following the shareholder vote, the Board resolved to cause the Trust to elect to be treated as a corporation for U.S. federal income tax purposes. The Trust was taxed as a partnership for U.S. federal income tax purposes since January 1, 2007 and until the tax reclassification became effective on September 1, 2021.
The Trust is treated as a corporation for any taxable period beginning on or after the tax reclassification. Income, gain, loss, deduction and credit from the Trust is no longer passed through to the Trust shareholders. The Trust is required to file Form 1120, U.S. Corporation Income Tax Return on an annual basis and for all taxable periods beginning on or after the tax reclassification. In addition, distribution with respect to Trust shares (including Trust preferred shares) are now reported on Form 1099-DIV, instead of on Schedule K-1.
WHERE YOU CAN FIND ADDITIONAL INFORMATION
We file reports with the Securities and Exchange Commission (the "SEC" or the "Commission"), including Forms S-1 and S-3 under the Securities Act of 1933, as amended (the "Securities Act"), and Forms 10-K, 10-Q, and 8-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include exhibits, schedules and amendments to those reports, as well as other filings required by the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, copies of such reports, and amendments thereto, are available free of charge through our website at https://compassdiversified.com/ as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Organizational Structure (1)

1)	The percentage holdings shown in respect to the trust reflect the ownership of the Trust common shares as of December 31, 2024, and the subsidiaries owned by the Company are as of December 31, 2024.

2)	At December 31, 2024, 88.7% of the outstanding Trust common stock is held by non-affiliates of the Company. The remaining amount of Trust common shares are held by affiliates of the Company, including CGI Maygar Holdings, LLC, which held 9.2% of the Trust common shares at December 31, 2024. Path Spirit Limited is the ultimate controlling person of CGI Holdings Maygar LLC. 2.1% of the Trust common shares are held by our directors and officers.

3)
54.0% beneficially owned by certain persons who are employees and partners of our Manager. A former member of our Board, and the former founding partners and certain former employees of the Manager, are non-managing members.

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
Subsequent Developments
Effective January 15, 2025, the LLC and the Manager entered into the Seventh Amended and Restated Management Services Agreement (the "MSA Amendment") to restructure the management fee under the MSA to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years, exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s Board. The MSA Amendment also eliminates the payment of integration services fees by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
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
Our Strategy
Our permanent capital structure enables us to acquire, manage and grow attractive businesses that are leaders in their space. We actively invest in people, processes, and culture to support our business as we pursue disruptive growth opportunities and drive transformational change. We have two primary strategies that we use to support long-term value creation. First, we focus on growing the earnings and cash flow from our subsidiary businesses and help them professionalize at scale. We support our subsidiary companies’ growth initiatives and will work with our management teams to identify and acquire attractive add-on acquisitions that are consistent with their long-term strategies. We believe that the scale and scope of our businesses give us a diverse base of cash flow upon which to further build. Second, we identify, perform due diligence on, negotiate and consummate additional platform acquisitions of small to middle market businesses in attractive industry sectors in accordance with acquisition criteria established by the Board.
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
Acquisition Strategy
Our acquisition strategy is to acquire middle-market companies that we believe have a sustainable competitive advantage and are poised to gain share in attractive markets. Our goal is to produce stable and growing earnings and cash flow. We expect to make platform acquisitions in industries other than those in which our businesses currently operate. We believe that attractive opportunities will continue to present themselves, as private sector owners seek to monetize their interests in long-standing and privately-held businesses and large corporate parents seek to dispose of their “non-core” operations.
Our ideal acquisition candidate has the following characteristics:
•is a leading branded consumer, industrial, healthcare or critical outsourced service company headquartered in North America;
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
The process of acquiring new businesses is both time-consuming and complex. Our management team historically has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. Although our management team is at various stages of evaluating several transactions at any given time, there may be periods of time during which our management team does not recommend any new acquisitions to us. Even if an acquisition is recommended by our management team, our Board may not approve it.
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
Strategic Advantages
Based on the experience of our management team and its ability to identify and negotiate acquisitions, we believe we are well-positioned to acquire and manage additional businesses. Our management team has strong relationships with business brokers, investment and commercial bankers, accountants, attorneys and other potential sources of acquisition opportunities. In addition, our management team has a successful track record of acquiring and managing small-to-middle market businesses in various industries. In negotiating these acquisitions, we believe our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations.
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
One outcome of this process is a projection of the expected cash flows from the target business. A further outcome is a better understanding of the types and levels of risk associated with those projections. While future performance and projections are always uncertain, we believe that with detailed due diligence, future cash flows will be better estimated and the prospects for operating the business in the future better evaluated. To assist us in identifying material risks and validating key assumptions in our financial and operational analysis, in addition to our own analysis, we engage third-party experts to review key risk areas, including legal, tax, regulatory, accounting, insurance and environmental. We also engage technical, operational or industry consultants, as necessary.
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
Financing
We incur third-party debt financing almost entirely at the Company level, which we use, in combination with our equity capital, to provide debt financing to each of our businesses and to acquire additional businesses. We believe this financing structure is beneficial to the financial and operational activities of each of our businesses by aligning our interests as both equity holders of, and lenders to, our businesses, in a manner that we believe is more efficient than each of our businesses borrowing from third-party lenders.
Debt Financing
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit (the "2022 Revolving Credit Facility") up to a maximum aggregate amount of $600 million (the "2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. All amounts outstanding under the 2022 Revolving Line of Credit will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permits the LLC, prior to the applicable maturity date, to increase the 2022 Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain customary restrictions and conditions. On the closing date for the 2022 Credit Facility, the 2022 Term Loan was advanced in full.
The 2022 Credit Facility provides for letters of credit under the 2022 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may the (i) aggregate principal amount of all amounts outstanding under the 2022 Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2022 Credit Facility. At December 31, 2024, we had outstanding letters of credit totaling approximately $3.5 million. The borrowing availability under the 2022 Revolving Credit Facility at December 31, 2024 was approximately $486.6 million.
The 2022 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. (See "Note H - Debt" to the consolidated financial statements for more detail regarding our 2022 Credit Facility).
Subsequent Developments
On January 9, 2025, the Company entered into a First Incremental Facility Amendment to modify the Company’s Third Amended and Restated Credit Agreement to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million (the “Incremental Term Loan”) on the date of the amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million (the “Incremental Delayed Draw Term Loan Commitments,” and the loan drawn thereunder is referred to herein as the “Incremental Delayed Draw Term Loan”), which may be reduced or terminated by the Company upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan is expected to be used for new acquisitions, working capital, capital expenditures and other general corporate purposes. The Incremental Term Loan, along with the existing term loan under the Credit Agreement, will require quarterly repayments of principal amounts ranging from $3.75 million to $11.25 million, commencing March 31, 2025, with a final payment of principal and interest due on July 12, 2027.
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
On March 23, 2021, we consummated the issuance and sale of $1 billion aggregate principal amount of our 5.250% Notes due 2029 (the "2029 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
Equity Financing
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times have an equal amount of LLC interests outstanding as Trust shares. At December 31, 2024, there were approximately 75.2 million Trust common shares outstanding.
Share repurchase program
On October 15, 2024, the Board approved a share repurchase program authorizing the Company to repurchase, through December 31, 2024, subject to extension by the Board, up to $100 million of its outstanding common shares. The Company repurchased 416,320 shares for approximately $9.7 million during the year ended December 31, 2024. This share repurchase program expired on December 31, 2024.
In January 2023, the Company's Board approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares. The Company repurchased 482,400 shares for approximately $9.2 million during the year ended December 31, 2023. The share repurchase program expired on December 31, 2023.
At-the market program - common shares
On September 5, 2024, the Company refreshed its at-the-market program for the common shares of the Trust, which was initially established on September 7, 2021, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding.
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Common Sales Agreement”) with B. Riley Securities, Inc. ("B. Riley Securities"), Goldman Sachs & Co. LLC ("Goldman") and TD Securities (USA) LLC (each a “Common Sales Agent” and, collectively, the “Common Sales Agents”). The Amended Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through or to the Common Sales Agents, as sales agent or principal, up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Common Sales Agreement, the shares may be offered and sold through each Common Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Common Sales Agreement amended and restated in its entirety the At Market Issuance Sales Agreement (collectively with the Amended Common Sales Agreement, the “Common Sales Agreement”), dated September 7, 2021, between the Company, B. Riley Securities and Goldman, which provided for the offer and sale of Trust common shares up to $500 million under the terms substantially same as those under the Amended Common Sales Agreement.
During the year ended December 31, 2024, the Company sold 381,957 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $8.4 million from these sales, and incurred approximately $0.1 million in commissions payable to the Sales Agents.

During the year ended December 31, 2023, there were no sales of Trust common shares under the Sales Agreement as the at-the-market program for common shares was not active when the share repurchase program was active.
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
At-the market program - preferred shares
On September 5, 2024, the Company refreshed its at-the-market program for certain preferred shares of the Trust, which was initially established in the first quarter of 2024, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $200 million of the Trust’s 7.250% Series A Preferred Shares (the “Series A Preferred Shares”), 7.875% Series B Preferred Shares (the “Series B Preferred Shares”), and 7.875% Series C Preferred Shares (the “Series C Preferred Shares” and together with the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares, the “Preferred Shares”), each representing beneficial interests in the Trust. The at-the-market program for preferred shares of the Trust was initially established on March 20, 2024 and allowed for the issuance and sale of up to $100 million of the Trust’s preferred shares.
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
The following table reflects the activity in the preferred share ATM program during the year ended December 31, 2024 (dollar amounts in thousands):

	Year ended December 31, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	550,736	$12,832	$264
Series B Preferred Shares	2,192,267	51,481	1,062
Series C Preferred Shares	2,154,081	50,821	1,074
Total	4,897,084	$115,134	$2,400
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
Our Businesses
We categorize the current businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sector.
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2024, 2023 and 2022, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2024 and 2023.

	Net Revenue			Operating Income (loss) (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023

Branded Consumer:
5.11	24.1%	27.1%	25.3%	12.2%	28.2%	19.8%	13.9%	14.6%
BOA	8.7%	7.9%	10.9%	14.8%	16.5%	26.2%	11.7%	13.5%
Lugano	21.4%	15.7%	10.5%	57.6%	60.6%	24.0%	26.5%	19.5%
PrimaLoft	3.4%	3.4%	1.3%	1.3%	(34.5)%	(6.3)%	12.4%	14.1%
The Honey Pot Co.	4.8%	n/a	n/a	(0.5)%	n/a	n/a	10.1%	n/a
Velocity Outdoor	4.4%	8.8%	12.1%	(4.5)%	(19.8)%	8.6%	2.4%	6.4%
	66.8%	62.9%	60.1%	80.9%	51.0%	72.3%	77.0%	68.1%
Industrial:
Altor Solutions	10.9%	12.1%	13.6%	6.8%	20.9%	11.1%	11.6%	8.5%
Arnold Magnetics	7.8%	8.5%	8.0%	2.4%	13.1%	7.6%	4.7%	4.8%
Sterno	14.5%	16.5%	18.3%	9.9%	15.0%	9.0%	6.2%	7.6%
	33.2%	37.1%	39.9%	19.1%	49.0%	27.7%	22.5%	20.9%
Corporate (2)	—	—	—	—	—	—	0.5%	11.0%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Apparel - Apparel represents 5.11’s largest product category at 71%, 70% and 69%, respectively, of net sales for the years ending December 31, 2024, 2023 and 2022. Within this category, 5.11 offers a broad assortment of men’s and women’s pants, shorts, shirts, outerwear, polos, and base layers. 5.11 offers apparel in a variety of styles and fits intended to enhance comfort, durability, and utility. 5.11 has historically designed and developed innovative “families” of products around proprietary fabrics that 5.11 has created to meet the needs of its consumers. These product “families” typically start with a purpose-built pant and then expand into other products.
•Pants - for many consumers, 5.11 technical purpose-built pants are the gateway into the 5.11 brand. 5.11 offers a wide range of pants to tackle any mission in a broad range of waist sizes and inseams for men and women. The fit, proprietary or patented fabrics and purpose-built designs deliver high levels of comfort, utility and durability. Among the most popular pants today are Stryke, Taclite, Apex, Fast-Tac and Defender-Flex, which have prices ranging from $58.00 to $125.00. The top selling pants include Taclite, which is built with a lighter and stronger fabric to outperform 5.11's original canvas pant, Stryke, which uses 5.11's patented FlexTac fabric, Apex, which leverages 5.11's Flex-Tac technology, and 5.11's highly durable FastTac all with stain and water-resistant properties, and Defender-Flex, 5.11’s performance denim.

•Shirts, T-shirts and Polos – 5.11 tops are feature rich just like their pants. Patented document pockets, pen pockets, venting for heat, stain resistant, easy care and snag resistance are among some of these key features. Many of the shirts fabrics are lighter versions of 5.11’s patented or proprietary fabrics used in their best-selling pants. Among the most popular shirts today are Taclite, Stryke, and Fast-Tac shirts, which have prices ranging from $50.00 to $100.00. These shirts can be used as uniforms and/or casual wear. 5.11's polos are also well known for their comfort, durability and utility. 5.11 offers them in a range of proprietary fabrics that are highly fade resistant, and among some of the most popular styles are Performance Polo, Professional Polo and Utility Polo, which have price ranges from $50.00 to $65.00.
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
Gear - Gear represented 19%, 19% and 20%, respectively, of 2024, 2023 and 2022 net sales, which includes multi-use backpacks, cases, load-bearing equipment, range bags, duffels, field knives, watches and gloves. 5.11 bags, pouches, and packs provide reliable, multifunctional storage options designed to excel in a wide range of operational and recreational settings. The bag offering meets the critical needs of emergency medical, public safety, and military professionals in the field, outdoor adventure enthusiasts going off the grid, and anyone who needs to maximize space and convenience packing for a weekend getaway. The patented Hexgrid® and Gear Set™ system enhance modularity capabilities, allowing users to have different sets per mission specific needs and attached pouches in 8 directions compared to other systems. 5.11 also offers a wide assortment of complementary accessories including belts, hats, flashlights, gloves, watches, knives and patches.
Footwear - Footwear represented 10%, 10% and 10%, respectively, of net sales in each of the years ending 2024, 2023 and 2022 and includes a full line of functional boots, low-profile tactical shoes, trainers, and socks. First embraced by 5.11 professional customers through their field boots, 5.11 has developed and tested footwear that stands up to extreme temperatures and weather conditions. 5.11 has evolved into the current lineup of trainers, casual sneakers and oxfords that afford 5.11's consumers the same level of comfort, protection, durability and style they expect from 5.11. 5.11 trainers feature All Terrain Load Assistance System (A.T.L.A.S.) technology, which is built to help 5.11's consumers undergo the most strenuous of workouts. The 5.11 A/T Trainer adds comfort and substantially increased agility, flexibility, and durability to cross training, functional fitness and heavy workouts.
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
Direct to Consumer - 5.11’s direct-to-consumer ("DTC") channel is comprised of its digital platform, 511tactical.com, its growing network of retail stores as well as its third-party marketplace partners. 5.11 has significantly expanded its DTC mix in the past five years, with DTC now comprising 43%, 45% and 43% of net sales for the years ended December 31, 2024, 2023 and 2022, respectively. 5.11’s website has grown significantly and drives a significant portion of its online sales. 5.11 also operates company owned retail stores in 35 states, with plans to grow its footprint further. Both the online and company owned retail stores enable 5.11 to maintain direct relationships with consumers, influence the brand experience and better understand shopping preferences and behavior.
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
•Retail. 5.11 has grown its retail footprint to 122 branded and owned retail locations around the U.S. as of December 31, 2024. Its locations provide an opportunity for 5.11 to showcase its diverse product assortment. Retail also provides an opportunity to further engage with consumers through the ABR mindset, with in-person, local community events and educational opportunities that elevate the experiential retail experience.
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
Wholesale - The Wholesale channel is comprised of Professional Wholesale, Consumer Wholesale and International business. Wholesale sales were 54%, 55% and 57% of net sales for the years ended December 31, 2024, 2023 and 2022, respectively. The Professional Wholesale channel specializes in demand creation for formal procurement through specification of 5.11 on government contracts around the world. The Consumer Wholesale channel is comprised of dealers, outdoor specialty retailers, and military exchanges, serving predominantly Everyday Consumers. The International business includes retail locations and International e-commerce sites. International products are currently distributed in over 120 countries across the globe. Management believes there is significant opportunity for continued International expansion.
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
•International. In addition to domestic whitespace, management believes there is opportunity to expand internationally as International only represented 22% of net sales in 2024. While 5.11 products are currently distributed in 120 countries across the globe, 5.11 has limited penetration in many of these countries with limited distribution in certain countries and certain dealers only carrying select styles. As such, management believes there is significant opportunity for continued international expansion and plans to methodically continue the expansion of its business.
No individual customer represented greater than 10% of 5.11’s net revenues in 2024. At December 31, 2024 and 2023, 5.11 had approximately $23.9 million and $34.6 million, respectively, in firm backlog.
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
•International Opportunity. In addition to the domestic whitespace opportunity, management believes there is opportunity to expand to a large global market, as International only represented 22% of net sales in 2024. 5.11 products are currently distributed in 120 countries across the globe with its market entry point being the Professional Wholesale Channel. Most countries outside the US are under-penetrated with limited distribution and select dealers only carrying a portion of available styles. As such, management believes there is significant opportunity for continued international expansion and plan to expand in EMEA, Mexico, Asia, Australia, and Canada. 5.11’s approach will be to build out each region uniquely based on the size of the opportunity and the complexity of conducting business in a particular country. This approach currently utilizes a mixture of Professional and Consumer wholesale channels, distributors, wholesale partner stores, third-party e-commerce sites as well as owned e-commerce websites and retail stores. To build this business 5.11 plans to leverage its third-party logistics facilities in Europe and China as well as its owned warehouses in Australia and the US for supply chain logistics. 5.11 believes there are additional opportunities to further expand internationally and plans to methodically continue the expansion of its business.
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
5.11 has built a community with major brand ambassadors and brand partners. 5.11 also partners with other leading brands across categories that reinforce 5.11’s authentic and premium branding while simultaneously engaging a broad and passionate customer base of potential 5.11 consumers. Through its deep relationships, history of mutually beneficial partnerships, community, and social education events such as “ABR Academies,” as well as its recognized leadership position, management believes 5.11 has become a partner of choice for influencers worldwide, leading to a significant competitive advantage. These marketing efforts deliver authentic, aspirational experiences and exclusive content that drive loyalty and engagement.
Continued Execution of Integrated Omnichannel Platform to Drive Disciplined Growth - Management believes 5.11 has built a solid omnichannel distribution strategy, comprised of a rapidly growing DTC channel, which includes its owned retail locations, proprietary website, and third-party marketplace partners like Amazon, and a recurring Wholesale channel, which encompasses 5.11's Professional Wholesale, Consumer Wholesale, and International business. Rather than taking the traditional channel approach to the business which management believes limits 5.11's potential, 5.11 enters trade areas with a tailored DTC and wholesale strategy for that market. To best serve its consumers’ needs and to profitably accelerate growth, 5.11 continues to make investments in its omnichannel distribution strategy. 5.11 continues to improve its website functionality as measured through strong site traffic, conversion and average order value. 5.11’s digital growth is complemented by the potential to expand its retail footprint. Currently, 5.11 has 122 physical stores, which represents an increase of 119 since 2015. Ultimately, the expansion of both channels presents an accessible near-term opportunity to accelerate growth and better serve evolving consumer preferences.
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
Disciplined International Expansion - Management believes 5.11 has an opportunity to expand the international business. as Prosumers internationally view U.S. first responders, military and public servants as being among the best in the world, and want the same apparel, footwear and gear that they use both on and off duty. 5.11’s international strategy parallels the success it has enjoyed in the U.S. by seeding the market through the Prosumer channels, which creates brand awareness and Everyday Consumer demand. 5.11 leverages its proven playbook to invest in international regions to grow its business. This strategy starts with the Professional Wholesale channel which establishes a profitable recurring revenue stream. As that grows, 5.11 builds a Consumer Wholesale channel and finally a DTC business is established in the most mature markets. While the strategic approach is consistent, each region is uniquely built based on the size of the opportunity and the complexity of conducting business in a particular country. 5.11’s ability to supply the same superior apparel, footwear and equipment to global markets allows it to expand its already profitable international business to Everyday Consumers living by the ABR mindset around the world.
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
All 5.11 products are manufactured by third-parties. 5.11 works with a group of 80+ vendors, 18 of which produced approximately 80% of its products in both 2024 and 2023. During the year ended December 31, 2024, approximately 39% of 5.11 products at cost were produced in Bangladesh, approximately 27% in Vietnam, and the remainder in China, Cambodia, Taiwan, Philippines, Indonesia, Africa, Central America and the United States. 5.11 does not have any long-term agreements requiring it to use any manufacturer, and no manufacturer is required to produce its products in the long term. 5.11 purchases from suppliers on a purchase order basis informed by capacity forecasts. 5.11 measures supplier performance through various performance indicators and partner closely with them to continually improve efficiency, cost, and quality. Management believes that 5.11's principal manufacturers have the additional capacity to accommodate future growth.
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
Intellectual Property
To establish and protect its proprietary rights, 5.11 relies on a combination of trademark (including trade dress), patent, design, copyright and trade secret laws, as well as contractual restrictions in license agreements, confidentiality and non-disclosure agreements and other contracts. 5.11’s intellectual property is an important component of its business, and management believes that 5.11's know-how and continuing innovation are important to developing and maintaining its competitive position. Management also believes having distinctive marks that are readily identifiable on 5.11's products is an important factor in continuing to build its brand and distinguish its products. 5.11 considers the 5.11 name and logo, as well as the Beyond Clothing name and logo, trademarks, together with 107 issued and pending patents and 632 registered and pending trademarks, both in the United States and internationally, to be among its most valuable intellectual property assets.
Regulatory Environment
In the United States and the other jurisdictions in which 5.11 operates, it is subject to labor and employment laws, laws governing advertising, environmental and safety regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances (collectively known as “PFAS”), and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers, anti-corruption laws and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act, in the United States, the EU General Data Protection Regulation 2016/679 ("GDPR") in the European Economic Area and Switzerland, the U.K. GDPR and the United Kingdom Data Protection Act 2018 in the United Kingdom, and the Brazilian General Data Protection Law in Brazil, the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. 5.11 products sold outside of the United States may be subject to tariffs, treaties, export compliance regulations and various trade agreements, as well as laws affecting the importation of consumer goods. 5.11 monitors changes in these laws and management believes that 5.11 is in material compliance with applicable laws. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. A portion of sales generated by its International business is derived from sales to foreign government agencies, and management believes 5.11 is in material compliance with related applicable laws.
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
5.11 prides itself in its ability to work directly with top professionals around the world, innovating to solve their greatest needs in the most mission-critical settings. 5.11 maintains a global footprint, with employees working in thirty-three states and eighteen countries. At December 31, 2024, 5.11 had 1073 full-time employees and 260 part-time employees. 5.11 strives to create a welcoming and caring environment across the entire organization and celebrate the passion its team members bring forward in serving its consumers. 5.11 believes it has created a company culture focused on attracting, retaining, and developing talent, which enables it to exceed consumers’ expectations and meet its growth objectives. 5.11 prioritizes building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.
BOA
Overview
BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, China, South Korea, and Japan.
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
In 2023, BOA successfully launched alpine downhill ski boots. The expansion into new industries and geographies coupled with the scientifically proven performance improvements has resulted in BOA surpassing 31 million users worldwide in 2024.
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
Customers and Distribution Channels
BOA has approximately 300 global brand partners, including leading footwear companies such as Adidas, ASICS, Yonex, New Balance, Marucci, Specialized, Shimano, Fizik, Trek, Fox, Burton, La Sportiva, K2, Vans, Salomon, Atomic, Fischer, Scarpa, Black Yak, Ecco, Fila, Scott, FootJoy, Sievi, Red Wing, Timberland, Ariat, Strauss and Jalas who feature BOA systems across a variety of sporting and professional industries including snow sports, cycling, outdoor, athletic, workwear and bracing. BOA typically sells directly to the manufacturing partner responsible for final assembly of the brand partner’s product. BOA works with 500+ brand partner factories with limited revenue concentration. Most brand partner factories are located in Asia, primarily in China and Vietnam, and are in relatively close proximity to BOA’s supply chain.
Rather than being solely an OEM part supplier, BOA actively collaborates with its brand partners to create innovative, performance-driven footwear, helmets and bracing. BOA contributes substantial design and testing resources to ensure its system is used in a way that maximizes performance based on dial placement and configuration. The BOA Fit System is not simply a “lace replacement” or plug and play option, but rather a solution that must be integrated into each product model through a 6-18 month development cycle to create an application that works specifically with a product’s unique structural design. This process allows BOA to ensure brand image consistency, end product quality and the best performance fit.
Footwear and headwear products featuring BOA systems are primarily sold through brick-and-mortar sporting goods retailers, specialty sport retailers, online retailers, or brand partners’ owned retail and online channels. Management estimates that end consumption of BOA products is geographically diverse, with approximately 10% of products consumed in North America, 30% in Europe, and 60% in Asia.
One individual customer represented approximately 10%, 11% and 13% of BOA's net revenues in 2024, 2023 and 2022. No other individual customer or brand partner factory represented greater than 10% of BOA’s net revenues in 2024, 2023 or 2022. At December 31, 2024 and 2023, BOA had approximately $23.0 million and $16.1 million in order backlog, respectively.
Business Strategies and Competitive Strengths
Business Strategies
Continued Share Growth in Established Industries - BOA has established a strong presence in certain core industries globally including cycling and snowboarding. BOA has established strong positions in the workwear industry in Europe, outdoor industry in Korea, and the athletic industry in Japan and China. The company achieved approximately 15% model count growth consistent with BOA's long-term expectations.

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
Expand into Pioneering Categories - BOA has identified several adjacent segments including mountaineering/trekking/trail, and court sports such as tennis and badminton, which management believes are well suited to benefit from the performance fit that BOA delivers. BOA is actively working with leading brand partners to develop sport-specific footwear configurations that can benefit from the advantages of the BOA Fit System. By leveraging BOA’s brand equity and proven solutions, the company believes there is significant whitespace to increase penetration in these early adoption segments.
Competitive Strengths
Culture of Innovation and New Product Development - Management believes that there is a significant opportunity to continue advancing product offerings through its commitment to innovation. Product development and innovation are divided amongst (i) BOA’s internal innovation and evolution of its fit systems and platforms, refining and improving on the aesthetics, durability, user experience, and price/value, (ii) the design and engineering collaboration that BOA engages in with its brand partners for project and application-specific needs, and (iii) BOA’s advanced research through its PFL, which is transforming markets through innovative performance fit solutions that are scientifically tested and validated.
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
Premium Brand Position - BOA is focused on continuing to build awareness around its aspirational, global brand through content leadership, athlete endorsements, paid media, brand partner affiliations, retail engagement/ education and other business. BOA primarily increases awareness through direct-to-consumer marketing and co-marketing with its established brand partner relationships. BOA leverages athlete endorsements to further establish its positioning as a performance fit leader as well as drive cross-segment brand awareness. The company's tag line and positioning “Dialed in Precision Fit" showcases athletes performing at their peak both physically and mentally. BOA also relies on its trusted brand partners to increase BOA brand awareness. The company focuses its efforts on collaborating with brand partners who are innovative market leaders that meet BOA’s brand standards and align with BOA’s positioning as a high-performance, premium brand.
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
Research and Development
BOA’s approach to new product development is a multi-stage, cross-functional process. For each new product introduction, BOA works closely with brand partners to identify or develop the best suited BOA solution, its optimal placement on the shoe (or other application), color and design specifications, and cost targets. On existing products, BOA is committed to continuous innovation, including key improvements such as lower installation costs for brand partner factories, thinner and sleeker product profiles for improved aesthetics, in field warranty rate reduction to approximately 0.5%, improved user experience, and the broadening of the platform suite to address key opportunities in alpine skiing, outdoor and helmets.
As part of BOA’s innovation strategy around improving fit, the company has invested in a state-of-the-art PFL to quantitatively measure the impact of the BOA system on end products. The PFL is testing a significant number of products to evaluate Stability and Control, Power Transfer and Energy Efficiency. By addressing these global performance attributes rather than segment-by-segment specific needs, PFL findings will be relevant and applicable across BOA’s product lines. The results of these studies help further validate BOA’s value proposition, strengthening the company’s position as a fit and performance leader. Moreover, the PFL serves as a platform to test and refine new product offerings ahead of launch.
Suppliers
BOA maintains a longstanding deep relationship with a sole supplier for plastic injected parts (dial units and lace guides), representing approximately 70% of total purchases. The vendor is based in China with multiple facilities and established a new facility in Vietnam, diversifying its geographical footprint in 2024. Furthermore, the vendor has supplied the company since 2001 and has continuously invested in its tools and infrastructure to maintain quality standards and keep up with demand. BOA owns all its injection molds. Lastly, the vendor is also a minority shareholder in BOA and is committed to supporting its growth. The remainder of BOA’s purchases are for steel and steel coated lace, textile laces and guides, monofilament lace and webbing, which are sourced from China, Korea, Europe, Thailand, and the Philippines. Management believes its manufacturing partners have sufficient capacity to accommodate future growth.
Intellectual Property
BOA has built a diverse global patent portfolio of 293 issued and pending utility patents and 168 issued and pending designs. The company currently has 47 active patent “families” as well as 31 active design “families” with intellectual property covering its core technology (dials, guides, laces), as well as strategic configurations and component installation methods. BOA maintains 18 registered and pending trademarks protecting 14 unique marks, with core marks filed in 40+ countries.
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
Human Capital
BOA is an inclusive global team that trusts and cares for each other, their partners, the community, and the environment. Since their launch in Steamboat Springs, CO in 2001, BOA has maintained a strong and healthy company culture that is rooted in a passion for pioneering, and for making the best gear even better. As the team has expanded over the last 24 years, BOA has placed an emphasis on attracting, developing, and retaining a diverse and talented team. BOA employees are located in four countries and the United States. As of December 31, 2024, BOA had 266 full-time employees and 5 part-time employees. 140 employees are located in the United States and 131 work outside of the United States in Austria, China, Japan, and South Korea.
BOA is focused on providing greater access to careers and the outdoors, and providing BOA talent with opportunities to grow within the organization - providing career exposure programs, learning and development opportunities, targeted individual career plans, and building leadership development across all levels of the organization. BOA maintains a high employee retention rate and the leadership team strives to role model our values.
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
In 2020, Lugano bolstered its production capabilities by constructing an in-house workshop, enhancing production efficiencies, and gaining greater control over its premium gemstone inventory. In 2022, Lugano marked the opening of a new retail salon in Houston, Texas, and relocated its original Newport Beach location to become Lugano's flagship salon in the prestigious Fashion Island shopping center. The expansion continued in 2023 with new retail salons in Greenwich, Connecticut, and Washington, DC. Additionally, the company introduced Privé, an exclusive private social club designed for Lugano clients. Located in Newport Beach, with additional locations in the pipeline, Privé is the culmination of Lugano’s years of community building and exceptional experience curation. 2024 introduced the next chapter for Lugano with its first international retail salon in London, England.
Today, Lugano's distinctive go-to-market strategy, unique designs, vertical integration, and cultivated client network stand as crucial differentiators in the competitive high-end jewelry market.
We purchased a majority interest in Lugano on September 3, 2021.
Sales and Distribution
Products
Lugano designs, manufactures, and retails high-end jewelry including unique rings, necklaces, earrings, bracelets and brooches that range in price from under $1,000 to well over seven figures, with an average price of approximately $450,000 per retail transaction in 2024. Lugano’s designers start with a rare stone as inspiration and craft jewelry that highlights the beauty and perceived value of the stone. As a result, Lugano’s pieces are often seen as one-of-a-kind works of art, creating a highly desirable niche in the broader jewelry marketplace. Competitors’ products are typically high volume or collection-based jewelry lines that are inherently less unique or exclusive – traits highly valued by Lugano’s clientele.
Customers
Lugano’s client base generally consists of sophisticated, high-net-worth individuals who value long-standing relationships and a personalized sales approach over one-time purchases and the high-pressure sales tactics used by other jewelry competitors. A typical Lugano client is community and relationship-driven and seeks unique products with emotional significance. The purchasers or recipients of Lugano pieces are predominantly women and often leaders in their respective communities. Lugano’s clients can range in age from 25 to over 80 and come from all over the nation, with most based in California, followed by Florida, New York, Texas, and Colorado, along with international clientele, primarily in the United Kingdom.
Lugano’s retail revenue is diversified with no customer representing greater than 10% of total revenue in 2024. Management also believes its client relationships are significantly stickier than those of other jewelry retailers. Lugano enjoys a growing percentage of repeat business year-over-year, with repeat customers contributing an increasing percentage of revenue. Beyond its retail business, Lugano also sells loose diamonds via its wholesale division representing approximately 3% of Lugano’s revenue in 2024.
Distribution
Lugano goes to market via retail salons in Newport Beach, California, Palm Beach, Florida, Aspen, Colorado, Houston, Texas, Ocala, Florida, Washington DC, Greenwich, Connecticut and London, England. All Lugano salons are strategically located in wealthy regions or near popular vacation and up-scale shopping destinations frequented by Lugano’s target clientele. In a salon, Lugano aims for an elegant and private ambience to facilitate its high-touch sales approach. Salons are carefully laid out, enabling Lugano to host private dinners, parties, or other social events. Unlike other jewelers that highlight their jewelry with long, rectangular counters that separate the customer from the salesperson, Lugano decorates its salons with curved tables and couches designed to facilitate comfort, relationship-building, and ease of conversation. Lugano also markets and sells jewelry via pop-up showrooms at Lugano-hosted or sponsored events or in the homes of its clients.
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
Event-based Marketing Strategy
Lugano sponsors over three hundred events each year, enabling the company to meet prospective clients and reconnect with existing clients that have become loyal and repeat purchasers. In each market that Lugano enters, management takes great care to establish itself as part of the local community and become a focal point for its clients’ lifestyles and activities. Through its efforts, Lugano invests in relationships which build brand value and customer loyalty. Lugano-sponsored events are often a client’s gateway into the Lugano community (management estimates over 80% of clients are initially contacted at Lugano-sponsored events). Once a part of the Lugano community, customers tend to view jewelry purchases from Lugano as recurring events and often increase the size of their purchase from their previous transaction.
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
Seasonality
While individual retail salons experience some seasonality (e.g., winter in Aspen, summer in Newport Beach), these patterns offset one another at the company-level, with some emphasis on sales around the holidays in the fourth quarter. Additionally, due to the variety of events Lugano hosts all-year-round, there is no significant seasonality in the business, although the fourth quarter is typically the highest revenue quarter in each year due to the holiday sales.
Human Capital
As of December 31, 2024, Lugano employed a non-union labor force of 171 full-time employees. 79 employees work in sales and marketing, 23 work in acquisition, design & production, 31 work in operations, 27 work at Privé, with the remainder in corporate and administration. 10 of Lugano's employees are based in the United Kingdom. Lugano intends to continue to grow its headcount and build out its middle management as it executes on its growth strategy of new salon openings, increased event-based marketing, and international expansion. Management believes Lugano's relationship with its employees is good.
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
PrimaLoft had approximately $13.8 million and $13.3 million, respectively, in firm backlog orders at December 31, 2024 and 2023.
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
Research and Development
PrimaLoft adheres to a “Stage Gate” approach for developing new products, beginning with market needs and potential product solutions. PrimaLoft gathers market intelligence from published market research, industry contacts, R&D alliances and its internal product strategy and technical team to identify and develop innovative ideas to address market needs. Once defined, the team progresses through a series of “Stage Gates” that begin with innovation readiness and ultimately end with commercialized PrimaLoft branded products. In between, the “Stage Gates” address product testing and quality validation against internal and external requirements, supply chain sourcing and manufacturing, pricing constructs, marketing assets and selling strategy to address global market needs.
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
Intellectual Property
In addition to its brand, customer relationships and scale, PrimaLoft also makes use of product patents and process trade secrets as additional barriers to entry and competitive moats. As a leader in synthetic insulation PrimaLoft has built a patent portfolio of more than 11 issued and pending patents in the United States and more than 70 patents issued internationally. In addition, PrimaLoft uses a variety of trade secrets typically covering specific insulation manufacturing processes. Lastly, PrimaLoft has more than 50 registered and pending trademarks globally.
Seasonality
Due to the nature of insulated outerwear and the concentration of spending in the northern hemisphere, PrimaLoft typically sees approximately 65% of sales in the first half of the calendar year, which is when brand partners order components to be used in cold weather apparel that will be sold to end consumers in the subsequent fall/winter.
Human Capital
PrimaLoft had 75 employees on December 31, 2024, 70 full-time employees and 5 part-time employees, with 38 employees located within the United States, 27 in China and the remainder in Europe and Vietnam. PrimaLoft's labor force is non-union. Management believes that PrimaLoft has a good relationship with its employees.
The Honey Pot Co.
Overview
The Honey Pot Co. is The Holistic Wellness Partner for Humans with Vaginas, powered by plant-derived ingredients and clinically tested formulas. The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The company offers an extensive range of holistic wellness products across the menstrual, personal care, and consumer health and sexual wellness categories. The Honey Pot Co.’s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and feminine wellness.
History of The Honey Pot Co.
The Honey Pot Co. was founded in 2012 and is headquartered in Atlanta, Georgia. The Honey Pot Co.’s Co-Founder and CEO, Beatrice Dixon, faced persistent vaginal health issues and struggled to find safe but effective solutions, motivating her to create home remedies in her kitchen. Over the next few years, Beatrice and her Co-Founder, Simon Gray, bootstrapped their way into a small business by selling her homemade solutions at local trade shows, and in 2017, they were noticed by the feminine care buyer at a leading mass retailer who put the brand on the map. By 2020, The Honey Pot Co. had secured full distribution with that mass retailer across multiple product categories and had begun selectively entering other retailers and channels, including grocery and drug. Since then, the business has built scale and a passionate customer base by “normalizing the normal” through its authentic brand voice and educational content. Today, The Honey Pot Co.’s products can be found in more than 33,000 retail stores across the U.S. and Canada, as well as online.
We purchased a majority interest in The Honey Pot Co. on January 31, 2024.
Industry
The Honey Pot Co. participates in the large and growing feminine care market, which is estimated to be approximately $9 billion in the U.S. at retail and has grown at a mid-single digits compound annual growth rate over the past 5 years. In 2024, The Honey Pot Co. launched its hydrating body washes, further expanding its addressable market by entering the multi-billion-dollar body care segment. The company’s wide array of wellness products appeal to women of all ages, and its markets enjoy little cyclicality given the highly consumable and non-discretionary nature of menstrual products and other personal care “essentials.” As a result, the markets and consumers The Honey Pot Co. serves are both resilient and broad-based.

Feminine care has long been a stagnant category rooted in shame, underpinned by a lack of education, and dominated by large, stagnant legacy brands. These legacy brands have historically focused on low-cost, low-quality conventional products typically containing rayon, bleached cotton, titanium dioxide, and “harsh” chemicals such as sulfates, parabens, and synthetic fragrances. In recent years, upstart brands providing clean-label products (largely using organic cotton, “free from” harsh chemicals) have gained traction, demonstrating a shift in consumer preferences towards more natural, “better-for-you" products. The industry has also seen an increased emphasis on education and awareness regarding menstrual health, breaking societal taboos and promoting open conversations. Younger Millennial and Gen Z consumers demand more from brands than prior generations did, and we believe legacy brands have been unable to genuinely connect with these younger, socially minded consumers. Across all segments of the feminine care category, “better-for-you” players have been growing at faster rates than the category. The Honey Pot Co., we believe, is well positioned to benefit from the continued adoption of “better-for-you” feminine care products given their large distribution footprint and growing brand awareness.
Products, Customers and Distribution Channels
Products
The Honey Pot Co. has an industry-leading portfolio of efficacious, clinically supported products that make consumers feel comfortable and confident in their bodies. The company sells through three primary product categories: Menstrual, Personal Care and Consumer Health & Sexual Wellness.
Menstrual – The Honey Pot Co.’s largest product category, menstrual represented 56% and 49% of gross sales for the years ending December 31, 2024, and 2023, respectively. Launched in 2017, the company’s menstrual necessities portfolio includes Organic Cotton Standard (“OCS”) menstrual pads and liners, BPA-free OCS cotton tampons, and silicone menstrual cups. The Honey Pot Co. is most well-known for its innovative “herbal” pads, which are infused with a proprietary blend of essential oils and plant extracts - such as lavender, mint, and aloe vera - to moisturize, soothe, and provide a gentle, "cooling" sensation that helps users have a more comfortable period experience. The Honey Pot Co. also offers non-herbal pads and liners which also use a super soft OCS certified organic cotton cover and ultra-absorbent pulp core which ensures maximum comfort and minimal leakage.
Personal Care – Personal care represented 36% and 39% of gross sales for the years ending December 31, 2024, and 2023, respectively. Within this category, The Honey Pot Co. offers an assortment of feminine hygiene products and full-body wellness products. Launched in 2014, the company’s feminine hygiene portfolio includes feminine washes and wipes that are gynecologist-tested, hypoallergenic, kind to and safe for skin. The company’s daily sensitive intimate wash, for example, is formulated with plant-derived ingredients as well as lactic acid (which is naturally occurring in the vaginal environment), to help maintain a balanced pH range of 3.5-4.5, while also boosting moisture and soothing the skin while gently cleansing intimate areas. The company launched its full-body wellness portfolio in 2024 with three herbal-infused body cleansers formulated to match the skin’s natural pH range and provide superior skin hydration.
Consumer Health, Sexual Wellness, and Other – Consumer health and sexual wellness represented 8% and 12% of gross sales for the years ending December 31, 2024, and 2023, respectively. Launched in 2020 and 2021, respectively, The Honey Pot Co.’s consumer health and sexual wellness portfolio includes anti-itch and soothing creams, suppositories, lubricants, and other intimacy products.
Consumers
The Honey Pot Co.’s differentiated approach to marketing, consumer education, and community-building efforts have earned the brand a loyal, passionate consumer base. Although the company’s products speak to all women, The Honey Pot Co.’s consumers are predominantly younger, ethnically diverse, highly educated, and higher income. The company’s consumers derive joy from caring for their skin and are curious about integrating more natural products into their daily regimen. They are typically well informed about trends in personal care and holistic wellness, are engaged and vocal, and seek brands that cultivate a deep sense of trust and purpose.
Distribution Channels
As a digitally native brand with a retail-first strategy, The Honey Pot Co. uses an omnichannel distribution model across a network of nationwide retailers (89% and 95% of gross sales for the years ending December 31, 2024 and 2023, respectively) and eCommerce (11% and 5% of gross sales for the years ending December 31, 2024 and 2023, respectively).

The Honey Pot Co.’s products are sold across national retailers in the mass, drug, grocery, and specialty beauty channels. The Honey Pot Co. is an established brand in the mass channel with nationwide distribution for its most popular products. The company is a newer entrant into the drug, grocery, and specialty beauty channels with meaningful runway for growth via new door and SKU expansions. The Honey Pot Co. launched in Canada in 2024 and expects to leverage its strong domestic retailer relationships to further expand internationally.
The eCommerce channel includes sales through the company’s owned website, Amazon, and other dotcom partners. Given the high cost of driving customers to its website, the company has historically leveraged its own dotcom as a tool for customer education and new product testing rather than a purchasing destination. The company launched its Amazon storefront in June 2023 as a way to increase the availability and convenience of shopping this category for its consumers.
Business Strategies and Competitive Conditions
Business Strategies
Increase Brand Awareness and Grow the Loyal Honey Pot Community – the company has the proven ability to build a loyal and passionate consumer base through its authentic brand voice, educational content, and safe and efficacious products. Although the company is a leader in the “better-for-you” category, it continues to meaningfully trail legacy players’ awareness levels. The coupling of low awareness with a loyal and passionate customer base presents a significant opportunity for accelerated growth through strategic increases in marketing spend targeted at bringing new consumers into the category and at increasing conversion of consumers from legacy brands.
Capitalize on Increasing Consumer Preference for “Better-for-You” Products – As a leading “better-for-you” feminine care brand, we believe that The Honey Pot Co. will enjoy an outsized benefit from consumers switching from legacy feminine care products to “better-for-you” alternatives. Younger consumers are increasingly searching for “clean-label” alternatives to products that typically contain “harsh” ingredients. This trend has been seen in the feminine care industry in the past years and will likely continue to accelerate as older generations age out of the category and younger consumers, who demand more transparency from their brands, enter the category. The Honey Pot Co. is, we believe, well positioned to be at the front of the “better-for-you” pack given their highly efficacious products and their unique value proposition of providing a complete, cross-category offering.
Expand Distribution Network to Drive Growth, Awareness, and Adoption – Meaningful opportunity exists for The Honey Pot Co. to expand its distribution footprint in existing channels where it remains under-penetrated and to enter entirely new channels and geographies with significant volume opportunities. The company has a successful track record of profitably expanding into new channels and significant whitespace exists both domestically and internationally. Accessibility remains a top hurdle for acquiring new customers, so expansion of the company’s distribution network presents an opportunity to further accelerate brand awareness and product adoption.
Leverage Brand Equity to Continue Developing New Products and Strategically Enter Large Adjacent Product Categories – Continue to strategically grow the product portfolio and bring newness to the category through meaningful innovation in core segments, supported by selective new product development in adjacent segments to grow The Honey Pot Co.’s addressable market. Opportunity exists for The Honey Pot Co. to expand its continuum of care to serve women at all life stages, ensuring consumers join the brand at a younger age and stay with the brand longer, thereby increasing consumer lifetime value.
Competitive Strengths
Authentic Brand with Distinct Marketing Strategy – The Honey Pot Co.’s differentiated marketing strategy is built upon three pillars: (i) education as a product, (ii) community as a connection, and (iii) storytelling as an approach. Educating the consumer is at the core of the marketing strategy because it helps break down the stigmas that have made feminine wellness historically difficult to discuss. The company’s humorous and cheeky brand voice lightens and normalizes topics left unaddressed by legacy education channels (e.g., doctors, schooling, etc.). Their bold, honest, and relatable digital content fosters community learning and especially connects with younger consumers, who are much less inhibited in discussing personal topics with friends and family and who expect more authenticity from brands than prior generations did.
Safe, Efficacious, and Clinically-Tested Products – Creating safe and trusted products is core to The Honey Pot Co.’s brand and is one of the key drivers of the company’s leading retention and preference metrics. The company enables consumers to enjoy better-for-you ingredients without sacrificing product performance and provides consumers with differentiated functional benefits (pH balanced, microbiome friendly, safe for sensitive skin, etc.).

Furthermore, the company has rigorous processes in place to ensure product efficacy and safety, including conducting consumer perception tests on the majority of its products.
Focus on Holistic Wellness – The Honey Pot Co. is the first feminine care brand to cross the aisle and provide consumers with a complete feminine care system (e.g., washes, wipes, and menstrual products, etc.), differentiating it from legacy brands who focus strictly on one category; the company provides consumers with a one-stop-shop for all feminine care needs, thereby increasing consumer loyalty. The Honey Pot Co. focuses on launching products that work together to create a holistic wellness routine, increasing cross-sell opportunities and providing a competitive edge when competing to own consumers’ entire personal care journey.
Competition
The Honey Pot Co. primarily competes in the United States feminine care marketplace, which is comprised of large established brands that account for more than half of the category and a long tail of smaller “better-for-you” players that have been growing rapidly. Within the feminine care market, several distinct segments exist (each with their own set of established players), including (i) menstrual products; (ii) feminine hygiene products, and (iii) consumer health and sexual wellness products. The primary legacy competitors include Always, Tampax, Kotex, and Playtex (menstrual); Summer’s Eve and Vagisil (feminine hygiene); and Monistat and KY (consumer health and sexual wellness), among others. In recent years, upstart brands providing “better-for-you” products have gained traction, including Cora, Lola, and This is L., among others. The Honey Pot Co.’s full body wellness products compete against many established and upstart personal care brands such as Dove, Olay, Aveeno, Native, Lume, among others.
Suppliers
The Honey Pot Co. utilizes an end-to-end, asset-light global supply chain leveraging multiple co-manufacturers, raw material vendors, and packaging suppliers.
Sourcing and Manufacturing
The Honey Pot Co. has thoroughly vetted and qualified its current network of eight co-manufacturers across the globe. The company has purposefully chosen suppliers with small, medium, and large lines and facilities, allowing the company to quickly scale with the same partner. The Honey Pot Co. has supply agreements in place and renegotiates rates, lead-times, and minimum order quantities with partners based on volumes to continually optimize its stock model parameters.
Distribution
The Honey Pot Co. contracts with a leading logistical provider to operate a dedicated distribution center in Memphis, TN to support its fulfillment needs across North America.
Product Development
The Honey Pot Co. has a robust new product development process that is stage gated to ensure product viability in both market fit and economic terms. The company’s ideation process is driven by the needs of their consumer community, incorporates extensive 360-degree consumer research (including whitespace consumer studies), and most importantly, focuses on bringing products to market that address the long-term holistic health of all humans. The company formulates products in collaboration with industry experts and suppliers to ensure that the products strictly adhere to their brand standards of high quality and efficacy and with their retail partners to ensure that the products will resonate with shoppers. The company then clinically tests their formulations (for compliance with regulatory standards) to confirm that the products are safe and efficacious. Lastly, the company validates their supply chain to ensure they can properly manufacture each product in the short and long term without disruption or quality compromises.
New product development is underpinned by the company’s mission to create products that work together to create a holistic wellness routine and that address previously unmet and unacknowledged human needs. The company continues to develop innovations in its core categories as well as adjacent categories where their brand equity gives them permission to play.

Regulatory Environment
The Honey Pot Co. markets and distributes various feminine hygiene and consumer care products in the United States and Canada, including nonprescription medical devices, over the counter (“OTC”) drug products, dietary supplements, and cosmetics, which are subject to regulation by the U.S. Food and Drug Administration (“FDA”) as well as the Federal Trade Commission (“FTC”). As such, the company is governed by various laws and acts, including the Federal Food, Drug and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act (“FPLA”), and The Modernization of Cosmetics Regulation Act (“MoCRA”).
The Honey Pot Co.’s products fall into five different FDA classifications. Menstrual pads and liners are classified as class I medical devices; lubricants, tampons and cups are classified as class II medical devices; anti-itch spray, anti-itch and Hemorrhoidal wipes are classified as OTC drug products, supplements are classified as dietary supplements, and feminine washes and wipes (excl. OTC wipes), deodorant sprays, suppositories, and body washes are classified as cosmetics.
Under the FDCA and its implementing regulations, The Honey Pot Co. is subject to requirements related to, among other things, facility registration, current good manufacturing practices (“cGMP”), product ingredients, nonclinical and clinical testing, complaint handling and adverse event reporting, product recalls, product labeling, marketing, and promotion. Advertising and promotion is also regulated by the FTC under the FPLA and 15 U.S.C. § 52.
MoCRA, which went into effect in December 2023, imposes a wide range of new requirements on cosmetic industry stakeholders, including requirements for cosmetic product manufacturers and processors, subject to certain exemptions, to register their facilities with the FDA and list each marketed cosmetic product and all product ingredients with the FDA. MoCRA also imposes several other new requirements, including with respect to adverse event reporting, safety substantiation for cosmetic products, and labeling.
The Honey Pot Co.’s outside general counsel and regulatory counsel work with the company’s in-house development and compliance teams to ensure products and the associated product claims and marketing are compliant with the standards set by relevant regulatory bodies, including FDA, MoCRA, and FTC. The company leverages their contract manufacturing partners for products that require 510(k) FDA notification, and the co-manufacturers are responsible for confirming that products are covered by the filings.
Environmental, Social and Governance
Inclusion and social impact are key values of the company’s brand and community. Notably, The Honey Pot Co. donates 2% of their owned website sales annually to charitable organizations that share their mission of democratizing wellness by providing access to the educational content, resources, community, and products women need to be the healthiest and most confident versions of themselves. To further support equitable access to feminine care, The Honey Pot Co. has implemented a policy of reimbursing consumers (upon proof of purchase) for sales tax on their menstrual products (sometimes called a “tampon tax”) given that other “essential” consumer products, such as aspirin and antacids, are sold tax-free.
Human Capital
The Honey Pot Co. employs a non-union labor force of 71 employees who primarily work remotely across the United States. The company has an office in Atlanta, Georgia where a small group of employees work on a day-to-day basis, but this space is primarily used as a gathering place to host customers and team meetings. Over the past three years, The Honey Pot Co. has meaningfully invested in the infrastructure of the business to support its growth initiatives.
Velocity Outdoor
Overview
Velocity Outdoor is a leading designer, manufacturer, and marketer of archery products, hunting apparel and related accessories. The archery product category consists of products including Ravin crossbows and CenterPoint archery products, and the apparel category offers high-performance, feature rich hunting and casual apparel under the King's Camo brand, utilizing King’s own proprietary camo patterns. Velocity Outdoor offers its products through national retail chains and dealer and distributor networks. Velocity Outdoor is headquartered in Rochester, New York.

We acquired a majority interest in Velocity Outdoor on June 2, 2017.
History of Velocity Outdoor
Velocity was founded in 1923 as Crosman Rifle Company and was one of the first manufacturers of recreational airguns in the United States. In 2008, Velocity diversified their product offerings by adding Crosman Archery to its list of branded products and introduced two new hunting crossbows in addition to youth archery products. In 2016, Velocity debuted its Centerpoint line of crossbows and with the 2018 acquisition of Ravin Crossbows, Velocity expanded their archery product line into the higher-end segment of the crossbow market. In July 2022, Velocity acquired Kings Camo LLC which designs and sells high-performance, feature rich hunting and casual apparel of uncompromised quality, utilizing King’s own proprietary camouflage patterns. King’s target consumers are men, women and youth who are avid in their outdoor pursuits. In April 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division.
Today, Velocity Outdoor is an international designer, manufacturer, and marketer of archery products including the Ravin and Centerpoint crossbows and King's Camo hunting apparel.
Industry
Velocity Outdoor primarily competes within sub-segments of the broader outdoor recreational products industry, The archery equipment market is estimated by management to constitute approximately $770 million of annual manufacturers sales, of which $500-$550 million is attributable to bows and $200-$250 million is attributable to related archery consumables. Vertical and compound bows, and crossbows each comprise about half of the category sales, with crossbows gaining share in recent years. Independent archery dealer’s account for 36% and big box specialty sporting goods retailers account for approximately 34% of consumer purchases from Velocity. Distributors, mass merchants, and online retailers make up the remainder of consumer sales.
The hunting apparel market is estimated by management to constitute $500 million of annual sales. Online retailers' sales account for approximately 50% of consumer purchases, dealers and distributors account for 25% and big box specialty sporting goods retailers make up the remainder of consumer sales from Velocity.
Products, Customers and Distribution Channels
Products
Velocity's product strategy encompasses producing high quality, feature-rich products recognized by consumers for their craftsmanship, value and building on a rich history to introduce innovative new products.
Archery Products - Velocity re-entered the archery market in 2016 with a product line anchored by the Centerpoint crossbow. Centerpoint has grown rapidly since it was launched to become a leading player in the crossbow category. Centerpoint acquired market share by offering features like an aluminum frame, higher shooting velocity, integrated string stops, a 4x32mm scope and shoulder sling at very competitive retail prices.
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
Customers and Distribution Channels
Velocity's products are sold across a mix of sales channels, including national retailers, distributors/dealers/regional chains, international distributors, and e-commerce. Over the last several years, management has successfully diversified both its sales channel composition and customer mix. Velocity's three largest customers represented

12%, 7% and 6%, respectively, of gross sales in 2024 and represented the major sales channels, mass merchant, regional retail, and e-commerce.
Velocity had approximately $1.0 million and $5.3 million in firm backlog orders at December 31, 2024 and 2023, respectively.
Business Strategies and Competitive Conditions
Business Strategies
Continued Innovation in Existing Product Categories - Velocity plans to continue to build on its successful history of bringing new, technically superior products to market through leveraging its stringent product development process and a flexible supply chain. The company has near-term new product launches and existing product updates planned across all categories, including the highlights below.
•Archery - Innovation will continue to lead the way with new offerings in both the CenterPoint and Ravin product lines. Unequaled, game changing performance and accuracy is the industry leading ground Ravin owns and will continue to own well into the future with new product introductions scheduled for 2025 & 2026.
•Hunting Apparel - Technically advanced and thoughtfully designed clothing is what makes Kings a fast growing brand in its space. 2024 saw an expansion of offerings in historical categories along with new categories. 2025 & 2026 will see many more offerings including lifestyle, men’s, women’s, children’s, season specific, animal specific and new categories.
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
Leading Consumer Brands with Branding and Marketing Capabilities to Drive Consumer Awareness, Affinity, and Engagement. Velocity owns a portfolio of premium, iconic brands that are leaders in consumer awareness and affinity. These include the fast growing, super premium, and market disruptive brands like Ravin and King's Camo.
Broad Coverage of Consumer Segments and Price Points. Velocity’s portfolio of brands and product lines provides broad coverage of consumer segments and allows the business to position products with a combination of features and retail prices that appeal to all consumers in the category from recreational to avid.
Competitive Conditions
Archery - The archery market competes within a “good, better, best” spectrum. Velocity's CenterPoint product line, as a value-for-price, entry to mid-level brand, tends to lie between the “good” and “better” segments, competing with Barnett Outdoors, Killer Instinct, and PSE Technologies, among others. Consumers tend to make purchasing decisions based on brand awareness, reliability, customer service, and pricing. Although CenterPoint is a recent entry into the archery market, the brand has been able to outpace more established brands on the reliability, pricing, and service aspects to win market share. The Ravin product line has a higher price point and falls within the "best" segment for crossbows, competing with the higher end crossbows. Ravin entered the market in 2017 and management believes it has since become the number one selling brand as measured by retail dollars.
Hunting Apparel – The hunting apparel market operates within a "good, better, best" spectrum, where consumers prioritize factors such as performance, durability, pricing, and brand reputation when making purchasing decisions. King's Camo addresses these needs with three distinct product tiers:
•Classic Series: Positioned within the "good" segment, the Classic Series offers a value-driven option for budget-conscious hunters seeking functional gear without compromising on quality.

•Hunter Series: As part of the "better" segment, the Hunter Series balances performance and price, offering versatility and durability for the everyday hunter.
•XKG Series: Positioned in the "best" segment, the XKG Series is designed for serious hunters who demand premium performance, innovative materials, and technical advantages.
Although King's Camo faces competition from both long-established and niche brands, the company has steadily grown market share by emphasizing versatility, affordability, and tailored solutions for hunters across skill levels and budgets. By maintaining competitive pricing, reliable performance, and strong customer relationships, King's Camo continues to deliver products that resonate with the hunting community.
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
Manufacturing
Velocity's product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select subcontractors and vendors. Velocity conducts its domestic manufacturing operations in an 85,000 square foot leased facility in Superior, Wisconsin.
Intellectual Property
Velocity Outdoor currently holds a portfolio of more than 20 registered trademarks and a patent portfolio of more than 40 issued patents with many more pending. Management considers its patent holdings, trademarked brand names, preeminent name recognition, ability to design game changing innovative products with overt benefits to the end user, and marketing expertise to be its primary competitive advantages.
Regulatory Environment
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
Seasonality
Velocity typically has higher sales in the third quarter each year, reflecting the hunting season in most states.
Human Capital
Velocity had 146 employees on December 31, 2024, 135 full-time employees and 11 part-time employees, with all employees located within the United States. Velocity’s labor force is non-union. Management believes that Velocity has a good relationship with its employees.

Industrial Businesses
Altor Solutions
Overview
Altor Solutions, headquartered in St. Louis, Missouri, is a dynamic, engineering-driven company whose goal is to design and produce superior products that help customers solve their needs for temperature-sensitive and protective packaging. Altor Solutions offers a diverse range of materials, including traditional plastics and sustainable, plant-based and paper-based options. Altor operates molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts.
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
In July 2020, Altor acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. In October 2021, Altor acquired Plymouth Foam, a designer and manufacturer of fabricated foam, custom protective packaging solutions and componentry. In October 2024, Altor acquired Lifoam, a leading manufacturer of temperature-controlled packaging products such as thermal shippers and refrigerant gel packs for the healthcare, commercial and retail industries. Today, Altor operates out of its corporate headquarters in St. Louis, Missouri and manufacturing facilities across North America.
We purchased Altor on February 15, 2018.
Industry
Altor competes in the broadly defined North American protective packaging market which we estimate was approximately $7.5 billion in 2024, with foam materials making up the largest component of this market. On the basis of product type, this market is segmented into rigid protective, flexible protective, and foam protective applications. Altor primarily competes in the North American foam protective packaging market which includes expanded polyurethane foams, loose fills, foam in place polyurethane, and molded foams products. Producers of molded foam products generally fall into two categories: block and shape. Block molders manufacture large blocks of EPS foam that are typically used as insulation in building products such as walls, roofs and floors and are closely tied to the construction market. Altor’s acquisition of Plymouth Foam entered the company into this category. Shape molding, the majority of Altor’s business, represents customized molded foam solutions for protective packaging applications, life science and perishable applications and internal parts and components for OEMs. Products made of EPS foam have broad applications across various end markets due to a unique combination of performance characteristics. The superior cushioning and barrier properties paired with insulating and hydrophobic properties make it an ideal lighter weight material for protective packaging of heavy or valuable goods as well as insulated shipping containers for temperature and moisture sensitive products.
Solutions, Customers and Distribution Channels
Solutions
Altor Solutions designs and manufactures a broad array of protective, cold chain, and sustainable solutions, as well as OEM components and fabricated products, serving diverse end markets. Through the acquisitions of Lifoam Industries and Rational Packaging, Altor has strengthened its position as a leader in temperature-sensitive and protective packaging, with a broad offering of traditional and sustainable options.
Altor Solutions’ custom-engineered solutions fall into six major categories: protective packaging, cold chain solutions, refrigerants, OEM parts and componentry, fabricated solutions and sustainable packaging. These products are used across a variety of end markets including appliances, temperature-sensitive pharmaceuticals and food, HVAC, home and office furnishings and building products among others.

Protective Packaging - Engineered for mechanical and physical impact protection, including solutions for appliances, furniture, HVAC, and sensitive shipments. The acquisition of Rational Packaging expands Altor’s capabilities in curbside-recyclable, paper-based solutions, replacing traditional plastics while maintaining high performance.
Cold Chain Solutions - A core focus for Altor, including insulated shipping containers, gel packs, and the newly introduced Bioffex®, a starchbio-based molded cooler. These solutions support specialty pharmaceuticals, healthcare, and perishable food logistics, reinforcing Altor’s leading market position in single-use pharma parcel shippers. The Altor Perishables segment enhances cold chain capabilities for perishable food distribution. These shippers can also be made in alternative materials, such as our BioEPS®, which is biodegradable to ASTM D5511 standards, and the previously-noted Bioffex®, a commercially compostable foam.
Refrigerants - Manufactured at six plants across the U.S., Altor offers a full range of phase change material (PCM) and water-based refrigerants in both bottles and pouches, meeting a variety of temperature requirements for pharmaceutical and food shipping applications.
OEM Parts and Componentry - Includes engineered solutions for automotive, appliances, and construction applications, ensuring lightweight, durable, and cost-effective alternatives to traditional materials
Fabricated Solutions - Custom manufacturing through die cutting, saw cutting, and pressure cutting for medium to low-volume projects, catering to specialized industrial needs. Fabricated solutions represent a small portion of Altor overall net sales.
Sustainable Packaging - Altor leads in sustainability with solutions such as BioEPS®, a Biodegradable solution as per ASTM D5511, and Bioffex, a plant-based molded packaging solution supporting circular economy initiatives. The introduction of BioEPS with up to 55% post-consumer recycled content demonstrates Altor’s commitment to reducing environmental impact. Altor also exhibits its commitment to circularity within its 23 plants by recycling its waste and offering post-consumer collection to be remolded into new parts.
Services
Altor Solutions provides industry-leading services to enhance product integrity, performance validation, and regulatory compliance, many of which are done by our in-house ISTA Standard 20 Certified lab.
Protective Packaging Services - Impact, drop, and vibration testing to ensure optimized protection.
Cold Chain Services - Thermal modeling, chamber testing, and qualification processes for temperature-controlled shipping solutions.
Market Categories
Altor Solutions operates across four primary market categories:
Altor Life Sciences – This category is focused on cold chain solutions for specialty pharmaceuticals and healthcare applications.
Altor Industrial – Encompassing appliances, HVAC, furniture, construction, and other industrial applications, primarily serving protective packaging needs
Altor Perishables – Providing innovative cold chain solutions for seafood, meat, perishable and specialty foods, and grocery logistics.
Retail – Specializing in retail-driven temperature maintenance solutions, including reusable and single-use parcel shipping coolers and refrigerants.
Customers and Distribution Channels
Altor Solutions serves over 1,000 customers across diverse industries. With its leading market share in single-use pharmaceutical parcel shippers, Altor remains at the forefront of temperature-sensitive logistics. Products are distributed through direct-to-customer channels and strategic distributor partnerships, ensuring flexibility and value optimization. Altor has maintained long-standing relationships with its top customers, often averaging ten or more years. Altor's three largest customers comprised approximately 21%, 32%, and 30% of net sales in the years ended December 31, 2024, 2023 and 2022, respectively.

Altor Solutions often maintains resin cost pass-through provisions with its contracted customers, allowing it to pass-through material resin price changes - resin constitutes its primary raw material cost.
The following table sets forth Altor's customer breakdown by sector for the fiscal years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022

Industrial	50.8%	53.1%	52.0%
Life Sciences	26.8%	27.4%	28.6%
Perishables	9.4%	7.7%	7.4%
Retail	1.5%	—%	—%
Other	11.5%	11.8%	12.0%
	100%	100%	100%
Business Strategies and Competitive Strengths
Business Strategies
Defend Market Position - As a leading supplier of custom molded foam solutions, management believes Altor enjoys strong brand awareness and a reputation for superior quality and service in the industry. In a market characterized by fragmented competition, Altor will continue to focus on providing a best-in-class suite of products and capabilities.
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
Competitive Strengths
National Scale and Proximity to Customers - Altor Solutions maintains a national footprint of 23 manufacturing locations across North America. Facilities are strategically located near customers’ production locations enabling Altor to be one of only a few foam molders capable of serving large national accounts. Due to foam’s high volume-to-weight ratio, foam manufacturers generally confine product shipments to a 300-mile radius in which shipping costs are economically viable. Thus, Altor is uniquely positioned to provide multi-facility support to its largest customers who often have multiple manufacturing or distribution locations.
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
Barriers to Entry
•High Customer Switching Costs - The operational risk and disruption associated with switching existing molds to operate on a competitor’s press makes shifting or splitting business between different shape molders difficult and infrequent. In general, most customers pay for their own molds, which are custom built for a specific molders’ presses. The financial cost of retooling is estimated to be $5,000 - $30,000 per mold, making it cost prohibitive to change molders on existing projects.In larger protective and cold chain applications, there are generally lengthy qualification periods which make switching costly and time-consuming.

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
Suppliers and Manufacturing
The primary raw materials that are used in production are plastic resins, such as EPS, expandable polypropylene ("EPP") and expandable polyethylene ("EPE"). In addition to plastic resins, Altor also purchases fabricating material including blocks of EPE and EPP foam, polyethylene and urethane, as well as other packaging materials including corrugate, boxes, paperboard, tape and plastic film. Altor purchases its materials from a combination of domestic and foreign suppliers and has maintained strong relationships with key resin suppliers for over 30 years. Adequate amounts of all raw materials have been available in the past, and Altor's management believes this will continue in the foreseeable future.
Altor maintains 23 manufacturing facilities across North America with 21 located in the U.S. and 2 in Mexico, as well as one non-manufacturing corporate headquarters. Given the high volume, low density nature of foam, Altor's manufacturing facilities are strategically located near its largest customers’ production locations to minimize freight and logistics costs. Altor's geographic footprint covers a large portion of the continental U.S. and Mexico. Each plant has a warehouse space for raw materials, supplies and finished goods. Several plants also use third-party warehousing to store excess inventory. Altor uses common carriers to deliver finished product and in certain cases, some customers pick up directly from the plants.
Regulatory Environment
Altor's manufacturing operations and facilities are subject to federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous materials.
Human Capital
As of December 31, 2024, Altor employed 1,160 full-time employees. None of Altor's’ U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 109 employees at the two Mexican manufacturing facilities are unionized. Altor believes its relationship with its employees is good.
Arnold
Overview
Headquartered in Rochester, New York, Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/transportation, oil and gas, medical, energy, semiconductor and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold has expanded globally and built strong relationships with its customers worldwide. As a result, Arnold provides its customers with new and innovative materials and solutions that empowers them to develop next generation technologies. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is one of two domestic producers to optimize, engineer and manufacture rare earth magnetic solutions. Arnold serves customers and generates revenues via four business units:
•PMAG - Permanent Magnets and Assemblies Group ("PMAG")- Arnold’s high performance permanent magnets have a wide variety of applications, mainly used for rotating electrical machinery such as motor and generators. Industries served include aerospace and defense, energy exploration, industrial, motorsport and medical.

•Electric Motors - Low-to-mid volume AC induction, Switched Reluctance, and Brushless DC stators, rotors, and rotor shaft assemblies. Finished motors range from under 1kW through 1MW for aerospace and defense, industrial, energy, hybrid electric platforms and energy exploration.
•Precision Thin Metals - Arnold's precision thin metals group ("Precision Thing Metals") produces thin and ultra-thin alloys that improve the power density electrical systems such as motors, generators, and transformers along with thin foils for other applications such as electromagnetic shielding, radio frequency shielding, lightweight structures, and implantable structures. Industries served include aerospace and defense, industrial, energy exploration, and medical.
•Flexmag™ - High quality flexible magnetic sheet and strip, Flexmag products not only are magnetic but their processing capabilities allow for loading of a variety of materials into their flexible sheet products. Industries served include protective magnetic barriers, electromagnetic shielding, radio frequency shielding, advertising specialties, industrial, medical, and transportation.
Arnold operates 11 manufacturing facilities worldwide but functions as One Arnold. The facilities are split under the four business units shown above along with prototyping and advanced technology development through its Technology Center. In 2024, Arnold consolidated two facilities in the United States and opened a new facility in Thailand. These facilities have significantly upgraded Arnold’s manufacturing capabilities.
History of Arnold
Arnold was founded in 1895 as the Arnold Electric Power Station Company. Arnold began producing AlNiCo permanent magnets in its Marengo, Illinois facility in the mid-1930s. In 1970, Arnold acquired Ogallala Electronics, which manufactured high power coils and electromagnets. During the following decades, Arnold made a series of acquisitions and partnerships to expand its portfolio and geographic reach.
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
In 2021, Arnold acquired Ramco Electric Motors, Inc. ("Ramco"), a provider of custom electric motor solutions for general industrial, aerospace and defense and oil and gas end markets. Ramco's complementary product portfolio allows Arnold to offer more comprehensive, turn-key solutions to their customers.
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
Products, Customers and Distribution Channels
Products
Permanent Magnets and Assemblies Group - Arnold’s PMAG is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The group’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, motorsport/ transportation, oil and gas, medical, general industrial, energy and semiconductors. Arnold has established a reputation in the magnetic industry as the engineering solutions provider, assisting customers to ensure their critical assemblies meet expectations. PMAG is Arnold’s largest business unit representing greater than 50 - 60% of Arnold sales on an annualized basis with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
Electric Motors - Arnold manufactures electric motors and related components for use in industrial, military, and aerospace applications and is typically approximately 20 - 25% of Arnold sales on an annualized basis. Arnold's Electric Motor division is a trusted partner, supplying high-quality, electrical components and assemblies to many well-known brands in the industrial and aerospace industries. Arnold's competent, trained staff are committed to engineering solutions together with its customers and ensuring their satisfaction. Applications for electric motors span all industries. Arnold is a trusted supplier for technologies such as hybrid and electric transportation motors, aerospace and defense power generation, HVAC fan motors, marine propulsions and stabilization technologies, vertical lift motors and many others.
Precision Thin Metals - Arnold’s Precision Thin Metals group manufactures precision thin strip and foil products from an array of materials and typically represents approximately 5 - 10% of Arnold sales on an annualized basis. The Precision Thin Metals group serves the aerospace and defense, power transmission, alternative energy (hybrids, wind, battery, solar), medical, security, and general industrial end-markets. Precision Thin Metals has developed unique processing capabilities that allow it to produce foils and strip with precision and quality that are unmatched in the industry (down to 1/10th thickness of a human hair). In addition, the group’s facility is capable of increasing production from current levels with its existing equipment and is, we believe, well-positioned to realize future growth. Precision thin metals are used in electrical steels for hybrid propulsion systems, electric motors, and micro turbines, electromagnetic and radio frequency shielding, batteries and military countermeasures, as well as other applications.
Flexmag - Arnold is one of two North American manufacturers of flexible rubber magnets for specialty advertising, industrial, medical, and reprographic applications. Flexmag typically represents approximately 10% of Arnold sales on an annualized basis. It primarily sells its products to specialty advertisers and original equipment manufacturers. With highly automated manufacturing processes, Flexmag can accommodate customers required short lead times. Flexmag benefits from a loyal customer base and significant barriers to entry in the industry. Flexmag’s success is driven by superior customer service, and proprietary formulations offering enhanced product performance.
Existing End-Markets
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
Other end markets - Arnold provides magnets and precision assemblies for use in oil and gas exploration and production, and magnetic assemblies, magnets, flexible magnets, and ultrathin foils in the medical sector. Arnold’s Precision Thin Metals group supplies grain-oriented silicon steel produced with proprietary methods for use in transformers and inductors. These cores allow for the production of very efficient transformers and inductors while minimizing size.
Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2024, 2023 and 2022:

	Customer Distribution
Industry Sector	2024	2023	2022
Aerospace and Defense	34%	32%	28%
General Industrial	27%	29%	30%
Motorsport/ transportation	14%	18%	16%
Oil and Gas	9%	5%	6%
Advertising specialties	5%	5%	7%
Energy	3%	2%	3%
Medical	2%	3%	2%
Reprographic	1%	2%	3%
All Other Sectors Combined	5%	4%	5%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 30% for the year ended December 31, 2024, 29% for the year ended December 31, 2023, and 27% of total sales for the year ended December 31, 2022. In 2024, 2023 and 2022, no individual customer represented more than 10% of Arnold's net revenues.
Arnold had firm backlog orders totaling approximately $80.3 million and $83.4 million, respectively, at December 31, 2024 and 2023.
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
Intellectual Property
Arnold currently relies on a deep portfolio of “trade secrets” and proprietary intellectual property. Arnold currently has 2 patents in force in the United States, 2 patent in force in Europe and 1 patent in force in Japan.
Arnold currently has 40 trademarks, 12 of which are in the U.S. The most notable trademarked items are the following: “RECOMA”, “PLASTIFORM”, “FLEXMAG” & “ARNOLD”. Application dates for various trademarks date back to as early as 1960.
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
Human Capital
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 798 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2024. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 61 hourly employees at its Marengo, Illinois facilities, which are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three-year contract in place with the IAM, which will expire in June 2025.
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

History of Sterno
Sterno’s history dates back to 1893 when S. Sternau & Co. began making chafing dishes and coffee percolators in Tenafly, New Jersey. In 1914, S. Sternau & Co. introduced “canned heat” with the launch of its gelled ethanol product under the “Sterno” brand. Since then, the Sternau and Sterno names have been the most well-known names in portable food warming fuel. In 1917, S. Sternau & Co. was renamed The Sterno Corporation. During World War I, Sterno portable stoves were promoted as an essential gift for soldiers going to fight in the trenches of Europe. Sterno stoves heated water and rations, sterilized surgical instruments, and provided light and warmth in bunkers and foxholes. During World War II, Sterno produced ethanol and methanol chafing fuels under contract with the U.S. military. In 2012, Sterno merged with the Candle Lamp Company LLC, a supplier of chafing fuel in addition to lighting products.
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
We purchased Sterno on October 10, 2014.
Industry
Sterno Products competes in the broadly defined U.S. foodservice industry where historically restaurant, catering and hospitality sales have accounted for a majority of the market with the remainder comprised of retail, travel and leisure, education and healthcare related sales. The Sterno Products product offerings focus on safe, portable fire solutions for cooking and warming, as well as tabletop lighting décor.
Rimports operates in the broad North American and United Kingdom home decor space (retail) which is heavily correlated to general consumer spending. Flameless and reusable wax products have seen increased adoption by younger consumers who prioritize economical and environmentally friendly products. Within the home decor space, Rimports competes in the U.S. candle space and the U.S. home fragrance space, and, with the integration of Sterno Home, has added the flameless candles, lanterns and outdoor lighting industry. Management believes that a rise in demand from households and businesses will bolster growth, with consumers spending more money on beautifying their indoor and outdoor home, changing out trendy accent items more frequently and investing in more spacious and comfortable outdoor spaces with many equivalent amenities of their indoor spaces.
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
Flameless Candles and Outdoor Lighting - Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 400 SKU's available in its retail markets. All of Sterno's products are powered by one of the following - 1) Solar - solar panel with rechargeable power source - usually a rechargeable battery; 2) Battery - battery operated; 3) Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer; 4) Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors; 5) Line Voltage - hardwired into a home's electrical circuitry, or 6) Rechargeable - product is recharged when empty usually through a plug-in wire and an onboard rechargeable power source.
•Flameless Candles - The flameless candle product line is made up of various types and sizes of candles with all of them sharing the one main attribute: their glow is powered by an artificial power source, most often battery. This makes them inherently safer than traditional candles as there is no flame or even heat generated to cause any type of accident. Although pillar type candles are the most common shape, Sterno also designs and manufactures votives, tealights, tapers as well as specialty molded candles. Sterno candles stand out from the competition as they offer a patented black wick with a unique algorithm-based light circuit which gives the candle a naturally random flicker and glow.
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
•Aromatherapy Products - The aromatherapy line consists of room sprays, liquid hand soaps, foaming hand soaps, hand sanitizers, body lotions, and body scrubs, etc. The five unique fragrance combinations - lavender and chamomile, eucalyptus and rosemary, orange and vanilla, lemon and grapefruit, and peppermint and geranium - are made with pure essential oils.
Customers and Distribution Channels
Sterno's products are sold primarily through the food service and consumer retail channels. Sterno’s product distribution network is comprised of long-standing, entrenched relationships with a diversified set of customers. Sterno’s top ten customers comprised approximately 70%, 70%, and 71% of gross sales in the years ended December 31, 2024, 2023 and 2022, respectively.
•Foodservice - The foodservice channel consists of multiple layers of distribution comprised of broadline distributors, equipment and supply dealers and cash and carry dealers. Within the food service channel, Sterno’s products are predominantly used in the restaurant, lodging/hospitality and catering markets.
•Retail - The retail channel consists of club stores, mass merchants, specialty retailers, grocers and national and regional DIY stores. The Company’s retail products are used in home, camping and emergency applications. The Company’s retail products appeal to a wide variety of consumers, from home entertainers to recreational campers and extreme outdoorsmen. Online retail sales are also an important channel for Sterno and Rimports. With an online dynamic, it is also much easier to showcase how Sterno’s and Rimports' products look in actual dark use conditions, directly addressing their primary merchandising challenge.
The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
Gross sales by product (1)	2024	2023	2022
Canned Heat	39%	38%	35%
Wickless Candle Products	28%	29%	32%
Table Lighting	5%	5%	5%
Flameless Candle and Outdoor Lighting	4%	4%	6%
Diffusers and Essential Oils	2%	4%	5%
Other	22%	20%	17%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.
Sterno had approximately $12.5 million in firm backlog orders at December 31, 2024 and 2023, respectively.
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
Low Cost versus Alternatives - Sterno Product's customers are typically caterers, hotels or restaurants who utilize canned chafing fuel to maintain prepared food at a safe and enjoyable serving temperature. The risk of ruining a dining experience and the low proportionate cost of canned chafing fuel relative to the cost of a catered event represent significant barriers to customers switching out of Sterno’s canned chafing fuel products. Additionally, management believes that there is no other technology available today that offers the portability, reliability and low cost of the Sterno canned chafing fuel products. Rimports’ ultimate consumers seek high quality products in the Home Fragrance section. This high value proposition ensures consumer loyalty and satisfaction.
Suppliers and Manufacturing
Sterno's product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select vendors. Sterno operates an efficient, low-cost supply chain, sourcing materials and employing contract manufacturers from across the Unites States, as well as Mexico and the Asia-Pacific region.
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
Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns approximately 235 registered trademarks and 72 patents globally and has 37 applications for trademarks and patents pending.
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

Human Capital
At December 31, 2024, Sterno had 465 employees within its two product divisions - 251 employees at Sterno Products and 214 employees at Rimports. Sterno Products operates out of four locations in the United States, with a majority of their employees located at production facilities in Memphis, Tennessee and Texarkana, Texas. Rimports employees primarily operate out of Rimports' facilities in Provo, Utah. Sterno believes that its relationship with its employees is good.

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
A component of our strategy is to continue to acquire additional subsidiaries, as well as add-on acquisitions for our existing subsidiaries. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions. We may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition, our financial condition, business and results of operations.
We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing at the Company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.
In order to make future acquisitions, we intend to raise capital primarily through debt financing at the Company level, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the Trust or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at the Company level. Another source of capital for us may be the sale of additional shares, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and our financial condition, business and results of operations.
Under the Trust Agreement, the Company’s Board will have the power to cause the Trust to be converted to a corporation in the future at its sole discretion in ways with which our shareholders may disagree.
The Trust Agreement authorizes the Company, acting through the Board and without further shareholder approval, to cause the Trust to be converted to a corporation (the “Conversion”). As a shareholder of the Trust, you may disagree with the terms of the Conversion that might be implemented by the Company’s Board in the future, and you may disagree with the Board’s determination that the terms of the Conversion are not materially adverse to you as a shareholder or that they are in the best interests of the Trust and its shareholders. Your recourse, if you disagree, will be limited because our Trust Agreement gives broad authority and discretion to the Board to implement the Conversion as long as the Board determines that it will be in the best interests of the Trust and its shareholders to do so.
The Company’s Board has full authority and discretion over the distributions of the Company, other than the profit allocation, and it may decide to reduce or eliminate distributions at any time, which may materially adversely affect the market price for our shares.
The Company’s Board has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn, subject to U.S. federal income taxes and applicable state and local taxes, to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Board may, based on their review of our financial condition and results of operations and pending acquisitions or our tax structure, determine to reduce or eliminate distributions, which may have a material adverse effect on the market price of our shares.
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
The Company’s Board has the power to change the terms of our shares in its sole discretion in ways with which you may disagree.
As an owner of our shares, you may disagree with changes made to the terms of our shares, and you may disagree with the Board's decision that the changes made to the terms of the shares are not materially adverse to you as a shareholder or that they do not alter the characterization of the Trust. Your recourse, if you disagree, will be limited because our Trust Agreement gives broad authority and discretion to our Board.
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
•requiring advance notice for nominations of candidates for election to the Company’s Board or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;
•having a substantial number of additional authorized but unissued shares that may be issued without shareholder action;

•providing the Company’s Board with certain authority to amend the LLC Agreement and the Trust Agreement, subject to certain voting and consent rights of the holders of trust interests and Allocation Interests; and
•limitations regarding calling special meetings and written consents of our shareholders.
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
Our financing arrangements expose us to additional risks associated with leverage, inhibit our operating flexibility and reduce earnings and cash available for distributions to our shareholders.
As of December 31, 2024, we had approximately $1,785 million of consolidated debt outstanding. This level of consolidated debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our potential growth; (ii) increasing the cost of future borrowings; (iii) limiting our ability to use operating cash flow in our other areas of our business because of cash requirements to service our debt; and (iv) increasing our vulnerability to adverse economic conditions. Our financing arrangements subject the Company to certain customary affirmative and restrictive covenants. If we violate any of these covenants, our lender may accelerate the maturity of any debt outstanding under our 2022 Credit Facility. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by our businesses. Any failure to comply with the terms of our indebtedness could materially adversely affect us.
Changes in interest rates could materially adversely affect our profitability, ability to service debt, and our business as a whole.
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
If, in the future, we cease to control and operate our businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended, which may adversely affect our business, financial conditions and otherwise.
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
Our The Honey Pot Co., Altor and Sterno businesses derive a significant amount of revenue from a concentrated number of retailers, distributors or manufacturers. Any negative change involving these retailers, distributors or manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.
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
Changes to U.S. tariff and import/export regulations may have a negative effect on economic activity, financial conditions and results of our businesses.
The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally further evaluation of key aspects of U.S. trade policy is occurring, along with ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may significantly affect global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our businesses' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations.
Risks Related to Taxation
The Trust is subject to U.S. corporate income taxes which reduces the earnings and cash available for distributions to holders of Trust common shares in respect of such investments and could adversely affect the value of Trust common shareholders’ investment.
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes (the “Election”). The Trust now incurs entity level U.S. federal corporate income taxes and applicable state and local taxes that it would not otherwise incur if it were still treated as a partnership for U.S. tax purposes. In addition, before the Election, income from the Trust was passed through to holders of its preferred shares, which resulted in less income being passed through from the Trust to holders of its common shares and effectively reduced each common shareholder’s allocable share of the Trust’s income; however, after the Election, no income will pass through to any shareholders, but the Trust will not be able to claim a tax deduction for distributions in respect of the preferred shares. Therefore, the amount of cash available for distributions to holders of Trust common shares could be reduced and their investment could be adversely affected.
Following the Election, determinations, declarations, and payments of distributions to holders of Trust common shares will continue to be at the sole discretion of the Company’s Board. Our distribution policy may be changed at any time at the discretion of the Company’s Board.
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
Distributions on the Series A Preferred Shares are discretionary and non-cumulative. Holders of the Series A Preferred Shares will only receive distributions of the Series A Preferred Shares when, as and if declared by the Board of the Company. Consequently, if the Board of the Company does not authorize and declare a distribution for a distribution period, holders of the Series A Preferred Shares would not be entitled to receive any distribution for such distribution period, and such unpaid distribution will not be payable in such distribution period or in later distribution periods. We will have no obligation to pay distributions for a distribution period if the Board of the Company does not declare such distribution before the scheduled record date for such period, whether or not distributions are declared or paid for any subsequent distribution period with respect to the Series A Preferred Shares, or any other preferred shares we may issue or our common shares. This may result in holders of the Series A Preferred Shares not receiving the full amount of distributions that they expect to receive, or any distributions, and may make it more difficult to resell Series A Preferred Shares or to do so at a price that the holder finds attractive.
The Board of the Company may, in its sole discretion, determine to suspend distributions on the Series A Preferred Shares, which may have a material adverse effect on the market price of the Series A Preferred Shares. Our operations may not generate sufficient cash flows to enable us to pay distributions on the Series A Preferred Shares. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control.
The Series A, Series B and Series C Preferred Shares are equity securities and are subordinated to our existing and future indebtedness.
The Series A, Series B and Series C Preferred Shares are our equity interests and do not constitute indebtedness. This means that the Series A, Series B and Series C Preferred Shares rank junior to all of our indebtedness and to other non-equity claims on us and our assets available to satisfy claims on us, including claims in the event of our liquidation. In addition, the rights allocated to the Company’s allocation interests may reduce the amount available for distribution by the Trust upon its liquidation, dissolution or winding up. Further, the Series A, Series B and Series C Preferred Shares place no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights.
Risks Relating to Our Manager
Our Chief Executive Officer, directors, Manager and management team may allocate some of their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs, which may materially adversely affect our operations.
Only our Chief Financial Officer, Mr. Stephen Keller, devotes substantially all of his time to our affairs. Our Chief Executive Officer, directors, Manager and members of our management team may engage in other business activities. This may result in a conflict of interest in allocating their time between our operations and our management and operations of other businesses. Conflicts of interest that arise over the allocation of time may not always be resolved in our favor and may materially adversely affect our operations. See Part III, Item 13. "Certain Relationships and Related Transactions, and Director Independence" for the potential conflicts of interest of which you should be aware.
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
Our Manager will review any acquisition or disposition opportunity presented to the Manager to determine if it satisfies the Company’s acquisition or disposition criteria, as established by the Company’s Board from time to time. If our Manager determines, in its sole discretion, that an opportunity fits our criteria, our Manager will refer the opportunity to the Company’s Board for its authorization and approval prior to the consummation thereof; opportunities that our Manager determines do not fit our criteria do not need to be presented to the Company’s Board for consideration. If such an opportunity is ultimately profitable, we will have not participated in such opportunity. Upon a determination by the Company’s Board not to promptly pursue an opportunity presented to it by our Manager in whole or in part, our Manager will be unrestricted in its ability to pursue such opportunity, or any part that we do not promptly pursue, on its own or refer such opportunity to other entities, including its affiliates.
We cannot remove our Manager solely for poor performance, which could limit our ability to improve our performance and could materially adversely affect the market price of our shares.
Under the terms of the Management Services Agreement, our Manager cannot be removed as a result of under-performance. Instead, the Company’s Board can only remove our Manager in certain limited circumstances or upon a vote by the majority of the Company’s Board and the majority of our shareholders to terminate the Management Services Agreement. This limitation could materially adversely affect the market price of our shares.
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
We must pay our Manager the base management fee regardless of our performance.
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
The management fee paid to CGM for the year ended December 31, 2024 was $74.8 million. Going forward, the management fee will consist of a base management fee and, if specified performance measure is met under certain circumstances, an incentive management fee. Both the base management fee and the incentive management fee are calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fees could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income.

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
The fees to be paid to our Manager pursuant to the Management Services Agreement, and the offsetting management services agreements and the profit allocation to be paid to certain persons who are employees and partners of our Manager, as holders of the Allocation Interests, pursuant to the LLC Agreement may significantly reduce the amount of earnings and cash available for distribution to our shareholders.
Under the Management Services Agreement, the Company will be obligated to pay management fees to and, subject to certain conditions, reimburse the costs and out-of-pocket expenses of our Manager incurred on behalf of the Company in connection with the provision of services to the Company. Similarly, our businesses will be obligated to pay fees to and reimburse the costs and expenses of our Manager pursuant to any offsetting management services agreements entered into between our Manager and one of our businesses. In addition, Sostratus LLC, as holder of the Allocation Interests, will be entitled to receive profit allocations. While it is difficult to quantify with any certainty the actual amount of any such payments in the future, we do expect that such amounts could be substantial. See the section entitled Part 3, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information about these payment obligations of the Company. The management fees and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to shareholders. As a result, the payment of these amounts may significantly reduce the amount of earnings and cash available for distribution to our shareholders.
Our Manager’s influence on conducting our operations, including on our conducting of transactions, gives it the ability to increase its fees, which may reduce the amount of earnings and cash available for distribution to our shareholders.
Under the terms of the Management Services Agreement, the Company will pay our Manager a base management fee and, if specified performance measure is met under certain circumstances, an incentive management fee. The base management fee is calculated as a percentage (which varies based on our size) of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager controls and may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid by our Manager. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of earnings and cash available for distribution to our shareholders.
Our profit allocation may induce our Manager to make suboptimal decisions regarding our operations.
Sostratus LLC, as holder of our Allocation Interests, will receive a profit allocation based on ongoing cash flows and capital gains in excess of a hurdle rate. Certain persons who are employees and partners of our Manager are owners of Sostratus LLC. In this respect, a calculation and payment of profit allocation may be triggered upon the sale of one of our businesses. As a result, our Manager may be incentivized to recommend the sale of one or more of our businesses to the Company’s Board at a time that may not be optimal for our shareholders.
The obligations to pay management fees and profit allocation may cause the Company to liquidate assets or incur debt.
If we do not have sufficient liquid assets to pay the management fees and profit allocation when such payments are due, we may be required to liquidate assets or incur debt in order to make such payments. This circumstance could materially adversely affect our liquidity and ability to make distributions to our shareholders.

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
Risks Related to Sterno
Sterno's products operate at high temperatures and use flammable fuels, each of which could subject our business to product liability claims, which could adversely affect its reputation and reduce customer demand.
Sterno's products expose it to potential product liability claims typical of fuel based heating products. The fuels Sterno uses in its products are flammable and may be toxic if ingested. Accidents involving Sterno's products may have an adverse effect on its reputation and reduce demand for its products. In addition, Sterno may be held responsible for damages beyond its insurance coverage and we may not be able to procure adequate insurance coverage in the future.
Risks Related to Velocity Outdoor
Velocity’s products are subject to product safety and liability lawsuits, which could materially adversely affect its financial condition, business and results of operations.
As a manufacturer of archery products, Velocity is involved in various litigation matters that occur in the ordinary course of business. Not all users of its products will observe all proper safety practices. Failure to observe proper safety practices may result in injuries that give rise to product liability and personal injury claims and lawsuits, as well as claims for breach of contract, loss of profits and consequential damages.
If any unresolved lawsuits or claims are determined adversely, they could have a material adverse effect on Velocity, its financial condition, business and results of operations. As more of Velocity’s products are sold to and used by its consumers, the likelihood of product liability claims being made against it increases. In addition, the running of statutes of limitations in the U.S. for personal injuries to minor children may be suspended during the child’s legal minority. Therefore, it is possible that accidents resulting in injuries to minors may not give rise to lawsuits until a number of years later.
Velocity's product liability insurance may not be sufficient to cover all liabilities incurred in connection with such claims and the financial consequences of these claims and lawsuits will have a material adverse effect on its business, financial condition, liquidity and results of operations.

General Risk Factors
We could be negatively impacted by cybersecurity attacks.
We, and our businesses, use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to cybersecurity attacks, including cybersecurity attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, and may cause us to incur excessive costs or suffer reputational harm. Cybersecurity attacks are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, especially given increased vulnerability of corporate information technology systems as distributed work environments have become prevalent. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
In addition, cybersecurity has become a top priority for global lawmakers and regulators, and some jurisdictions have enacted laws requiring companies to notify regulators and individuals of security breaches. If we fail to comply with the relevant and increasingly complex laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
•significant underperformance relative to historical or projected future operating results;
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
As of December 31, 2024, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $30.8 million, and goodwill of $982.3 million.
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
Stopping unauthorized use of their proprietary information and intellectual property and defending claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time-consuming and costly. The use of their intellectual property and other proprietary information by others, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk management and strategy is overseen both as a critical component of our overall risk management program and as a standalone program. We have implemented a risk-based, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our cybersecurity program is designed to leverage people, processes, and technology to identify and respond to cybersecurity threats. We also engage external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes. We assess, identify, and manage risks from cybersecurity threats through various mechanisms, which may include risk assessments using applicable industry specific cybersecurity frameworks, control gap analyses, penetration testing, vulnerability scanning, cyber insurance that aligns with our subsidiaries' risk profiles and internal or third-party assessments.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, if they should arise, will discuss any material incidents with the Audit Committee.
Both the Board and the Audit Committee periodically review the measures we have implemented to identify and mitigate cybersecurity risks. As part of such reviews, our Board and Audit Committee receive periodic reports and presentations from members of the team responsible for overseeing cybersecurity risk management. These periodic reviews address various topics including evolving regulatory standards, recent developments, vulnerability assessments, third-party reviews, and other information security topics that senior management deems necessary. We have also established protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Audit Committee or the Board in a timely manner.
ITEM 2. PROPERTIES
The following is a summary as of December 31, 2024 of the physical properties owned or leased by our businesses that we consider materially important to those businesses.

5.11
5.11 is headquartered in Costa Mesa, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's primary leased offices and warehouse space.

Location	Square Feet	Use
Costa Mesa, CA	39,650	Office
Manteca, CA	400,000	Warehouse
Bankstown, Australia	10,387	Office
Malmo, Sweden	8,751	Office
Kowloon Bay, Hong Kong, China	17,759	Office
In addition, at December 31, 2024, 5.11 leased space for 122 retail stores, ranging in size from 3,250 square feet to 10,000 square feet, with an average square footage of 5,000 square feet.
BOA
BOA is headquartered in Denver, Colorado and leases offices and warehouse space in locations worldwide. The summary below outlines BOA's primary leased offices and warehouse space.

Location	Square Feet	Use
Denver, CO	88,000	Office
Mondsee, Austria	15,714	Office
Hong Kong, China	10,000	Office/Warehouse
Lugano
Lugano is headquartered in Newport Beach, California. The summary below outlines Lugano's primary leased office space and retail locations.

Location	Square Feet	Use
Newport Beach, CA	46,170	Corporate office and Retail salon
Chicago, IL	15,769	Retail salon
London, UK	3,600	Office and Retail salon
Palm Beach, FL	4,528	Retail salon
Greenwich, CT	3,509	Retail salon
Aspen, CO	1,463	Retail salon
Ocala, FL	2,014	Retail salon
Houston, TX	1,069	Retail salon
Washington, DC	2,971	Retail salon
PrimaLoft
PrimaLoft is headquartered in Latham, New York. The summary below outlines PrimaLoft's primary leased office space.

Location	Square Feet	Use
Latham, NY	13,321	Corporate Office
Xiamen, China	6,347	Office

The Honey Pot Co.
The Honey Pot Co. is headquartered in Atlanta, Georgia and leases office space of approximately 10,000 square feet.
Velocity Outdoor
Velocity's Ravin subsidiary leases an 85,000 square foot manufacturing facility in Superior, Wisconsin. Its King's Camo subsidiary leases a 14,000 square foot manufacturing facility in Lindon, Utah.
Altor Solutions
Altor is headquartered in St. Louis, Missouri and operates 23 molding and fabricating facilities across North America. Altor owns the New Albany, IN, Bloomsburg, PA and El Dorado Springs, MO locations. All other locations are leased. The summary below outlines Altor's primary property locations.

Location	Square Feet	Use
Anderson, South Carolina	133,250	Manufacturing/Warehouse
Belcamp, Maryland	337,865	Manufacturing/Warehouse
Bloomsburg, Pennsylvania	54,000	Manufacturing/Warehouse
Compton, California	44,000	Manufacturing/Warehouse
El Dorado Springs, Missouri	38,000	Manufacturing/Warehouse
Fort Madison, Iowa	114,000	Manufacturing/Warehouse
Gnadenhutten, Ohio	98,200	Manufacturing/Warehouse
Huntington Beach, California	11,000	Manufacturing/Warehouse
Jackson, Tennessee	55,000	Manufacturing/Warehouse
Jefferson, Georgia	60,000	Manufacturing/Warehouse
Keller, Texas	131,073	Manufacturing/Warehouse
Modesto, California	53,022	Manufacturing/Warehouse
New Albany, Indiana	65,000	Manufacturing/Warehouse
North Andover, Massachusetts	248,500	Manufacturing/Warehouse
Northbridge, Massachusetts	380,000	Manufacturing/Warehouse
Plymouth, Wisconsin	248,000	Manufacturing/Warehouse
Rome, Georgia	170,884	Manufacturing/Warehouse
Springfield, Tennessee	34,895	Manufacturing/Warehouse
St. Petersburg, Florida	79,503	Manufacturing/Warehouse
Vernon, California	100,545	Manufacturing/Warehouse
Waxahachie, Texas	198,450	Manufacturing/Warehouse
Rosa Jaurequi, Mexico	100,000	Manufacturing/Warehouse
Tijuana, Mexico	60,000	Manufacturing/Warehouse
Arnold
Arnold is headquartered in Rochester, New York and has eleven manufacturing facilities. Arnold owns the Ogallala, NE and the Greenville, OH locations. All other locations are leased. The summary below outlines Arnold's primary property locations.

Location	Square Feet	Use
Marietta, OH	81,000	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Greenville, OH	70,908	Office/Warehouse
Woodstock, IL	124,995	Office/Warehouse

Middleton, WI	10,616	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse
Lupfig, Switzerland	52,937	Office/Warehouse
Guangdong Province, China	113,302	Office/Warehouse
ChonBuri, Thailand	37,673	Office/Warehouse
Sterno
Sterno is headquartered in Plano, Texas. Sterno owns manufacturing and production facilities in Memphis, Tennessee and Texarkana, Texas. All other properties are leased. The summary below outlines Sterno's primary property locations.

Location	Square Feet	Use
Plano, TX	4,356	Corporate Office
Memphis, TN	196,200	Manufacturing
Texarkana, TX	337,700	Manufacturing
La Porte, IN	20,000	Office/ Manufacturing
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	585,904	Warehouse
Bentonville, AR	3,000	Office
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
Arnold
Our Arnold subsidiary was named as co-defendant, together with 300 West LLC (“300 West”), in a suit filed in the Twenty-Second Judicial Circuit, McHenry County, Illinois, Chancery Division (Case No. 13CH1046) on June 14, 2013 by the State of Illinois (the “Marengo Litigation”). Arnold leases a site in Marengo, McHenry County, Illinois (the “Site”) from 300 West. Since 2008, Arnold and 300 West have been a part of the Illinois Remediation Program with respect to the Site. In the Marengo Litigation, the State of Illinois claimed that 300 West and Arnold discharged Chlorinated volatile organic compounds into the groundwater on-Site, which has since migrated off-Site into private drinking wells. The State of Illinois sought injunctive relief and civil penalties. In June of 2016, the parties entered into a consent order (as amended and restated up and through the date hereof, the “Consent Order”). 300 West, at its expense, connected residents whose drinking water was impacted by the alleged release to the City of Marengo’s public water supply, as required by the Consent Order. The Consent Order also requires Arnold and 300 West to submit to the Illinois Environmental Protection Agency ("IEPA") a comprehensive plan detailing steps to be taken by 300 West and Arnold to remediate on- and off-site soil and groundwater contamination. Discussions between Arnold and 300 West and the IEPA regarding the remediation plan are ongoing. The Consent Order also requires the ultimate settlement of any stipulated and civil penalties related to the Marengo Litigation. In May of 2021, the McHenry County State’s Attorney joined the Marengo Litigation as a plaintiff. In June 2024, Arnold issued a notice to 300 West to terminate its lease for the Marengo site and subsequently moved to a new location in Woodstock, Illinois. Arnold and 300 West are still in discussion regarding maintenance and repair to the Marengo property. The Marengo lease ended on December 31, 2024.

Certain damages incurred by Arnold in connection with the Marengo Litigation are subject to indemnification pursuant to the Stock Purchase Agreement, among SPS Technologies, LLC (“SPS”), SPS Technologies Limited (“SPS Ltd.”), Precision Castparts Corp. (collectively with SPS and SPS Ltd., the “SPS Entities”), Arnold and Audax Private Equity Fund, L.P., dated December 20, 2004, and prior consents to indemnification given by the SPS Entities. Arnold has cooperated with the governmental agencies in the Marengo Litigation investigations and proceedings, as well as the obligations agreed to pursuant to the Consent Order. We do not believe that the outcome of the Marengo Litigation will have a material adverse effect on its financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares of Trust stock has traded on the New York Stock Exchange (the “NYSE”) under the symbol “CODI”.
Common Stock Holders
On December 31, 2024 there were 15 shareholders of record of our common stock. The number of shareholders of record includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the year ended December 31, 2024. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

225
200
175
150
125
100
75
50
25
0
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Compass Diversified Holdings
NYSE Composite Index
NYSE Financial Sector Index

	Year ended December 31,
Data	2019	2020	2021	2022	2023	2024
Compass Diversified Holdings	$100.00	$84.50	$145.03	$90.35	$116.99	$125.79
NYSE Composite Index	$100.00	$106.99	$129.11	$117.04	$133.16	$154.19
NYSE Financial Sector Index	$100.00	$97.82	$122.65	$107.05	$125.46	$186.97

Distributions
During each of the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we declared and paid cash distributions of $1.00 to our common shareholders. The common cash distributions should generally constitute “qualified dividends” for U.S. federal income tax purposes to the extent paid from “earnings and profits” (as determined under U.S. federal income tax principles), provided that the requisite holding period is met. To the extent that the amount of the cash distributions exceeds earnings and profits, such distribution will first be treated as a non-taxable return of capital to the extent of the holder’s adjusted tax basis in the shares, and thereafter be treated as capital gain from the sale or exchange of such shares. The Company expects cash distributions will exceed earnings and profits in the 2024 taxable year.
The Company plans to continue to declare and pay quarterly cash distributions on all outstanding shares through fiscal 2025, however, the Board has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn to our shareholders, as well as the amount and timing of any distribution. The Board may, based on their review of our financial condition and results of operations and any future changes to our tax structure, determine to modify future distributions.
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table presents the total number of shares of common stock purchased during the quarter ended December 31, 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, if any, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2024	—	N/a	N/a	N/a
November 1 - November 30, 2024	234,290	$22.99	234,290	$94,600,000
December 1 - December 31, 2024	182,030	$23.45	182,030	$90,300,000
Total	416,320	$23.19	416,320	$90,300,000

(1) In October 2024, the Board approved a share repurchase program authorizing the Company to repurchase, through December 31, 2024, up to $100 million of outstanding common shares of the Trust. All common shares repurchased during the fourth quarter of 2024 were repurchased pursuant to this publicly-announced share repurchase program.
(2) As of December 31, 2024, the publicly-announced share repurchase program expired.
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
Overview
Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC Agreement of the Company and, pursuant to the LLC Agreement, the Company has outstanding the identical number of Trust Interests as the number of outstanding shares of the Trust. Sostratus LLC owns all of our Allocation Interests. The Company is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
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
Initial public offering and Company formation
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust (the “IPO”). Subsequent to the IPO the Board engaged our Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and to perform those services customarily performed by executive officers of a public company.
From May 16, 2006 through December 31, 2024, we purchased twenty-four businesses (each of our businesses is treated as a separate operating segment) and disposed of fourteen businesses. The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2024 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2024
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (2)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	N/a	N/a
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo (3)	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (4)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	N/a	N/a
Ergobaby (3)	September 16, 2010	$85,200	N/a	N/a
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics (3)	March 5, 2012	$128,800	98%	85.8%
Clean Earth (3)	August 7, 2014	$251,400	N/a	N/a
Sterno (3) (5)	October 10, 2014	$314,400	98.5%	91.6%
Manitoba Harvest (3)	July 10, 2015	$102,700	N/a	N/a
5.11	August 31, 2016	$408,200	97.6%	86.9%
Velocity Outdoor (2) (3)	June 2, 2017	$150,400	99.4%	93.3%
Altor Solutions (3)	February 15, 2018	$253,400	99.3%	90.2%
Marucci Sports (3)	April 20, 2020	$201,000	N/a	N/a
BOA	October 16, 2020	$456,800	91.7%	83%
Lugano	September 3, 2021	$265,100	59.9%	55%
PrimaLoft	July 12, 2022	$541,100	90.7%	84.7%
The Honey Pot Co.	January 31, 2024	$380,000	84.8%	77.2%
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
(3) The total purchase price does not reflect add-on acquisitions made by our businesses subsequent to their purchase by the Company unless indicated.
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
(5) The total purchase price of Sterno includes the acquisition of Rimports in February 2018 for a purchase price of $154.4 million.
Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700
Manitoba Harvest (3)	February 28, 2019	$294,300	$219,700	$121,700
Clean Earth	June 28, 2019	$625,000	$560,520	$217,900
Liberty	August 3, 2021	$147,500	$129,600	$73,700
Advanced Circuits	February 14, 2023	$220,000	$173,000	$106,900
Marucci Sports	November 14, 2023	$572,000	$487,320	$244,700
Ergobaby	December 27, 2024	$104,000	$99,100	$6,100
(1) CODI portion of the net proceeds from disposition includes debt and equity proceeds and reflects the accounting for the redemption of the sold business's minority shareholders and transaction expenses.
(2) Gain (loss) recognized on sale of our businesses is calculated by deducting our total invested capital from the net sale proceeds received and does not include any applicable income tax.
(3) Sale price of Manitoba Harvest was C$370 million. Translation to USD is as of the date of sale.
* We made loans to and purchased a controlling interest in FOX on January 4, 2008, for approximately $80.4 million. In August 2013, FOX completed an initial public offering of its common stock. As a result of the initial public offering, our ownership interest in FOX was reduced to approximately 53.9%. No gain was reflected as a result of the sale of our FOX shares in the initial public offering because our majority classification of FOX did not change. FOX used a portion of their net proceeds received from the sale of their shares as well as proceeds from a new external FOX credit facility to repay $61.5 million in outstanding indebtedness to us under their existing credit facility with us. In July 2014, through a secondary offering, our ownership in FOX was lowered from approximately 54% to approximately 41%, and as a result we deconsolidated FOX as of July 10, 2014. In March and August 2016, through two more secondary offerings and a share repurchase by FOX, our ownership in the outstanding common stock of FOX was further lowered to approximately 23% as of September 30, 2016. In November 2016, through another secondary offering, our ownership in the outstanding common stock of FOX was further lowered to approximately 14%. On March 13, 2017, FOX closed on a secondary public offering of 5,108,718 shares of FOX common stock held by the Company, which represented our remaining interest in FOX. We recognized total net proceeds from the sales of our FOX shares of approximately $465.1 million, plus proceeds from the repayment of the FOX credit facility of $61.5 million upon completion of their initial public offering, and a total gain of $428.7 million.

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
2024 Highlights and Recent Events
Disposition of Ergobaby
On December 27, 2024, the LLC, solely in its capacity as the representative of the holders of stock and options of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Ergobaby Merger Agreement”) with ERGO Acquisition LLC (“Ergo Acquiror”), Aloha Merger Sub LLC ( “Aloha Merger Sub”) and Ergobaby, to sell to Ergo Acquiror all of the issued and outstanding securities of Ergobaby, the parent company of the operating entity, The ERGO Baby Carrier, Inc., through a merger of Aloha Merger Sub with and into Ergobaby, with Ergobaby surviving the merger and becoming a wholly owned subsidiary of Acquiror (the “Ergobaby Merger”). On the same day, December 27, 2024, the parties completed the Ergobaby Merger pursuant to the Ergobaby Merger Agreement.
The sale price of Ergobaby was based on an enterprise value of $104 million and will be subject to certain adjustments based on matters such as transaction expenses of Ergobaby, the net working capital and cash and debt balances of Ergobaby at the time of the closing. The LLC owned approximately 82% of the outstanding stock of Ergobaby on a fully diluted basis prior to the Ergobaby Merger. After the allocation of the sales price to Ergobaby non-controlling equityholders and the payment of transaction expenses, the Company received approximately $99.1 million of total proceeds at closing. This amount was in respect of its debt and equity interests in Ergobaby (which was acquired by the Company on September 16, 2010) and the payment of accrued interest. The Company recorded a pre-tax gain on the sale of Ergobaby of $6.1 million.
Disposition of Crosman
On April 30, 2024, Velocity Outdoor entered into a stock purchase agreement to sell Crosman Corporation ("Crosman"), its airgun product division, to Daisy Manufacturing Company, for an enterprise value of approximately $63 million. The sale was completed on the same day. The Company recorded a loss of $24.2 million on the sale of Crosman in the year ended December 31, 2024. Velocity received net proceeds of approximately $61.9 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The results of operation of Crosman are included in the accompanying financial statements through the date of sale.
Acquisition of The Honey Pot Co.
On January 31, 2024, the LLC, through its newly formed acquisition subsidiaries, THP Topco, Inc., a Delaware corporation (“THP Topco”) and THP Intermediate, Inc., a Delaware corporation (“THP Buyer”), acquired THP and certain of its affiliated entities pursuant to a Merger and Stock Purchase Agreement (the “THP Purchase Agreement”) dated January 14, 2024 by and among THP Buyer, THP, VMG Honey Pot Blocker, Inc. (“Blocker I”), NVB1, Inc. (“Blocker II”), VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Merger Sub, LLC (“THP Merger Sub”), VMG Honey Pot Holdings, LLC, as the Sellers’ Representative, and certain remaining equity holders of THP. Pursuant to the THP Purchase Agreement, subsequent to certain internal reorganizations, THP Buyer acquired all of the issued and outstanding equity of Blocker I and Blocker II and, thereafter, THP Merger Sub merged with and into THP (the “THP Merger”), such that the separate existence of THP Merger Sub ceased, with THP surviving the THP Merger as a wholly-owned, indirect subsidiary of THP Topco. THP Topco is the parent company of The Honey Pot Company (DE), LLC, the operating entity of The Honey Pot Co. business.
The Company purchased The Honey Pot Co. for a total enterprise value of $380 million, before working capital and certain other adjustments (the “THP Purchase Price”). The Company funded the THP Purchase Price with cash on hand. Certain minority equity holders of THP executed agreements pursuant to which they contributed a portion of their THP equity (the “THP Rollover Equity”) to THP Topco in exchange for THP Topco common stock. THP Topco contributed the THP Rollover Equity to THP Buyer. Certain other members of The Honey Pot Co. management team also contributed cash in exchange for equity in THP Topco. Immediately subsequent to the acquisition, the LLC owned approximately 85% of the outstanding equity of THP Topco.
2024 Distributions
Common shares - For the 2024 fiscal year we declared distributions to our common shareholders totaling $1.00 per share.
Preferred shares - For the 2024 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares and $1.96875 on our Series B Preferred Shares and $1.96875 on our Series C Preferred Shares.
2025 Outlook and Significant Trends Impacting our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment remains dynamic as global macroeconomic trends, including inflationary pressures and elevated interest rates, are impacting consumer spending behavior. We expect uncertainty regarding changing market conditions, inflationary pressures and interest rates to impact consumer spending, particularly for discretionary items purchased by low and middle income consumers, even as overall consumer sentiment among other income brackets improves. Overall inflation has increased at a slower pace domestically in 2024, but prices remain significantly elevated as compared to the pre-COVID-19 environment, and inflation rates remain above central banks' targets. While the Federal Reserve has cut interest rates several times in the past year, it continues to quantitatively tighten the money supply to combat inflation. We continue to experience rising labor costs, particularly at our businesses where hourly employees comprise a larger part of the workforce as the labor market remains historically tight. We expect that increasing benefit costs in particular will continue to have an impact on margins at our businesses in 2025. Certain locales that our businesses operate in have also significantly increased the minimum wage over the past two years with more increases scheduled in coming years, which adds additional wage pressure to the rates we pay hourly workers in these locales.
During the latter half of 2024, our businesses began to see increases in freight costs, particularly ocean freight, as logistics costs, which had begun to moderate after remaining relatively high post pandemic, were negatively impacted by geopolitical conflicts and higher fuel costs. We do not expect these higher freight costs to moderate in the near term. Accordingly, our liquidity and financial results could be impacted in ways that we are not able to predict today.
Additionally, we expect there to be ongoing uncertainty regarding changes to U.S. trade policy and potential tariffs on imports to the U.S., particularly for goods that flow through China. The effect of these potential changes on our subsidiaries will be influenced by the specific details of any changes in trade policy, length and duration of any implemented tariffs and our effectiveness in responding to them.
Business Outlook
The Company anticipates that the areas of focus for 2025, which are generally applicable to each of our businesses, include:
•Pursuing sales growth through a combination of new product development, increasing distribution, new customer acquisitions and selective international expansion;
•Driving free cash flow through increased net income and effective working capital management, enabling continued investment in our businesses;
•Raising prices, when appropriate, on our goods due to rising input costs to preserve operating margins;
•Taking market share, where possible, in each of our niche market leading companies, generally at the expense of less focused or less well capitalized competitors;
•Striving for excellence in supply chain management, manufacturing and technological capabilities;
•Continuing to pursue expense reduction and cost savings in lower margin business lines or in response to lower production volume; and
•Continuing to grow through disciplined, strategic acquisitions and rigorous integration processes.

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2024, 2023 and 2022, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a stand-alone basis.
We acquired The Honey Pot Co. in January 2024 and PrimaLoft in July 2022. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2024, 2023 and 2022, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2024, 2023 and 2022, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2024 acquisition of The Honey Pot Co., the pro forma results of operations have been prepared as if we purchased this business on January 1, 2023. For the 2022 acquisition of PrimaLoft, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2022. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2024	2023	2022

Net revenues	$2,198,233	$1,965,017	$1,920,695
Cost of revenues	1,197,873	1,132,014	1,192,073
Gross profit	1,000,360	833,003	728,622
Selling, general and administrative expense	587,520	502,013	441,629
Management fees	74,767	67,945	62,104
Amortization expense	99,760	88,396	77,237
Impairment expense	8,182	89,400	—
Operating income	230,131	85,249	147,652
Interest expense, net	(106,683)	(105,179)	(83,482)
Amortization of debt issuance costs	(4,018)	(4,038)	(3,740)
Loss on sale of Crosman	(24,218)	—	—
Loss on debt extinguishment	—	—	(534)
Other income (expense)	(3,902)	1,779	(2,315)
Income (loss) from continuing operations before income taxes	91,310	(22,189)	57,581
Provision for income taxes	49,012	22,639	41,367
Income (loss) from continuing operations	$42,298	$(44,828)	$16,214
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net revenues
Net revenues for the year ended December 31, 2024 increased by approximately $233.2 million or 11.9% compared to the corresponding period in 2023. During the year ended December 31, 2024, we saw notable increases in net revenue at BOA ($35.0 million increase), Lugano ($162.3 million increase), PrimaLoft ($7.2 million increase) and Arnold ($5.2 million increase), offset by decreases in net revenue at Velocity ($75.8 million decrease, primarily due to the sale of Crosman, Velocity's airgun division, in April 2024) and Sterno ($5.4 million decrease). The Honey Pot Co., which we acquired on January 31, 2024, contributed $104.6 million in net revenues in 2024 post-acquisition.

Refer to "Part 2, Item 7 Management’ Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by operating segment.
We do not generate any revenues apart from those generated by the businesses we own. We may generate interest income on the investment of available funds but expect such earnings to be minimal. Our investment in our businesses is typically in the form of loans from the Company to such businesses, as well as equity interests in those businesses. Cash flows coming to the Trust and the Company are the result of interest payments on those loans, amortization of those loans and additional principal payments on those loans. However, on a consolidated basis these items will be eliminated.
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $65.9 million during the year ended December 31, 2024, compared to the corresponding period in 2023, primarily as a result of the increase in net revenues at certain of our subsidiaries. We saw notable increases in cost of revenues at BOA ($8.8 million increase), Lugano ($49.7 million increase) and Arnold ($8.9 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at Velocity ($57.0 million decrease) and Sterno ($12.1 million decrease) that corresponded to the decrease in revenue noted above. The Honey Pot Co. had cost of revenues of $53.3 million in 2024 post-acquisition. Gross profit as a percentage of net revenues was approximately 45.5% in the year ended December 31, 2024 compared to 42.4% in the year ended December 31, 2023. The increase in gross profit as a percentage of net revenues in the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily attributable to the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Our branded consumer businesses had gross profit as a percentage of net revenues of 54.7% in the 2024 as compared to 51.0% in 2023, while our industrial businesses had gross profit as a percentage of net revenues of 27.1% in 2024 as compared to 27.7% in 2023. Refer to "Part 2, Item 7 Management’ Discussion and Analysis of Financial Condition and Results of Operations, "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $85.5 million during the year ended December 31, 2024, compared to the corresponding period in 2023. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, and increases in employee compensation Lugano ($29.6 million of the increase). The Honey Pot Co. had selling, general and administrative expense of $37.7 million in the 2024 post-acquisition period, of which $3.5 million was transaction costs and $2.6 million was integration service fees associated with the acquisition. Our Arnold operating segment also saw a notable increase in selling, general and administrative costs in 2024 ($10.3 million increase) as compared to the prior year due to non-recurring costs incurred associated with the move of two of their facilities in the United States. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $19.7 million in 2024 and $18.2 million in 2023, an increase of $1.5 million. The increase in corporate general and administrative expense in 2024 related to severance paid to our former chief financial officer, who departed during the third quarter, and professional fees associated with the recruitment of our new chief financial officer.
Fees to Manager
During the year ended December 31, 2024 and 2023, we paid CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2024, we incurred approximately $74.8 million in management fees as compared to $67.9 million in fees in the year ended December 31, 2023. The increase in management fees is primarily attributable to our acquisition of The Honey Pot Co. in 2024, and increases in net asset balances at certain of our businesses in the current year. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second half of 2022 and the first half of 2023 than would have normally been due. Additionally, CGM had entered into a waiver of the MSA at December 31, 2023 to exclude the cash balances held at the LLC from the calculation of the management fee.

Amortization expense
Amortization expense for the year ended December 31, 2024 increased $11.4 million to $99.8 million as compared to the prior year, primarily as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for The Honey Pot Co., which was acquired in January 2024, partially offset by the reduction in amortization expense at Velocity related to the intangible assets that were included in the sale of Crosman.
Impairment expense
In connection with our annual goodwill impairment test in 2024, we tested the goodwill at the Velocity reporting unit quantitatively. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the year ended December 31, 2024.
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
Interest expense
We recorded interest expense totaling $106.7 million for the year ended December 31, 2024 compared to $105.2 million for the comparable period in 2023, an increase of $1.5 million. The increase in interest expense in the current period reflects higher average amounts outstanding on our revolving credit facility in the current year.
Loss on Sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity recorded a loss on the sale of Crosman $24.2 million in the year ended December 31, 2024.
Provision for income taxes
We had income tax expense of $49.0 million during the year ended December 31, 2024 compared to income tax expense of $22.6 million in 2023, an increase of $26.4 million in 2024 as compared to 2023. Our effective tax rate in the year ended December 31, 2024 was 53.7%, compared to an effective income tax rate of (102.0)% during the same period in 2023. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate in 2024 was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries, the impairment expense recognized at Velocity in the first quarter of 2024 and the third quarter of 2023, and the loss on the sale of Crosman in the second quarter of 2024.
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net revenues
Net revenues for the year ended December 31, 2023 increased by approximately $44.3 million or 2.3% compared to the corresponding period in 2022. Our PrimaLoft business, which we acquired in July 2022, contributed $48 million in incremental net revenue in 2023. During the year ended December 31, 2023 compared to 2022, we also saw significant increases in net sales at 5.11 ($46.9 million increase), Lugano ($106.8 million increase) and Arnold ($12.9 million increase), partially offset by a decrease in net revenue at BOA ($52.9 million decrease), Velocity Outdoor ($60.0 million decrease), Altor Solutions ($23.3 million decrease), and Sterno ($28.3 million decrease). On a consolidated level, growth in net revenues at our 5.11 and Lugano businesses offset decreases in net revenues at several of our businesses as compared to the prior year. Several of our consumer brand businesses, particularly BOA, PrimaLoft and Velocity, had a decrease in net revenues resulting from higher than anticipated end market inventory levels due to supply chain normalization and a corresponding inventory ordering surge experienced in 2022. Our industrial businesses faced inflationary pressures in the current year, with both Altor and Sterno experiencing decreases in sales as a result. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.

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
Cost of revenues
On a consolidated basis, cost of revenues decreased approximately $60.1 million during the year ended December 31, 2023, compared to the corresponding period in 2022, primarily as a result of the decrease in net revenues at certain of our subsidiaries. Our PrimaLoft business contributed $18.0 million in incremental cost of revenues for 2023 based on the timing of the acquisition in the prior year. We also saw notable increases in cost of revenues at 5.11 ($26.6 million increase), Lugano ($31.9 million increase) and Arnold ($7.4 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at BOA ($19.1 million decrease), Altor ($38.9 million decrease), Velocity ($42.5 million decrease) and Sterno ($39.4 million decrease) that corresponded to the decrease in revenue noted above. Gross profit as a percentage of net revenues was approximately 42.4% in the year ended December 31, 2023 compared to 37.9% in the year ended December 31, 2022. The increase in gross profit as a percentage of net sales in the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily attributable to the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $60.4 million during the year ended December 31, 2023, compared to the corresponding period in 2022. Approximately $11 million of the increase was due to our PrimaLoft acquisition in July 2022. We also saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, particularly 5.11 ($17.2 million of the increase) and Lugano ($27.6 million of the increase). Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $18.2 million in 2023 and $16.3 million in 2022, an increase of $1.9 million due to increases in professional fees resulting from increasing regulatory requirements, the timing of investor relation events, and higher staffing costs.
Fees to manager
Pursuant to the Management Services Agreement, we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. For the year ended December 31, 2023, we incurred approximately $67.9 million in management fees as compared to $62.1 million in fees in the year ended December 31, 2022. The increase in management fees is primarily attributable to our acquisition of PrimaLoft in July 2022. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second half of 2022 and the first half of 2023 than would have normally been due. Additionally, CGM had entered into a waiver of the MSA at December 31, 2023, March 31, 2022 and June 30, 2022 to exclude the cash balances held at the LLC from the calculation of the management fee.
Amortization expense
Amortization expense for the year ended December 31, 2023 increased $11.2 million to $88.4 million as compared to the prior year, primarily as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022, and an add-on acquisition at Velocity in July 2022.

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
Provision for income Taxes
We had income tax expense of $22.6 million during the year ended December 31, 2023 compared to income tax expense of $41.4 million in 2022, a decrease of $18.7 million in 2023 as compared to 2022. Our effective tax rate in the year ended December 31, 2023 was (102.0)%, compared to an effective income tax rate of 71.8% during the same period in 2022. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% percent and our effective income tax rate in 2023 was the goodwill impairment expense recorded at PrimaLoft in 2023, which is a permanent difference for tax purposes and therefore did not result in an income tax benefit, and the distribution received by the Trust as a result of the BOA recapitalization.
Results of Operations — Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular category. Industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products or services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sector. We previously announced our desire to acquire businesses in the healthcare sector, with a focus on outsourced pharma, medical manufacturing services and provider services. We have not yet acquired a business in the healthcare sector.

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
Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
Net sales	$532,161	100.0%	$533,089	100.0%	$486,213	100.0%
Gross profit	$273,220	51.3%	$277,301	52.0%	$257,007	52.9%
Selling, general and administrative expense	$224,689	42.2%	$220,870	41.4%	$203,709	41.9%
Segment operating income	$38,846	7.3%	$46,699	8.8%	$43,531	9.0%
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were $532.2 million, a decrease of $0.9 million, or 0.2%, compared to the same period in 2023. This decrease was driven by a $10.4 million decrease in direct-to-consumer sales due to less promotional sales and lower off-price selling, as well as a $0.5 million decrease in domestic wholesale sales due to inventory availability. These increases were offset by a $9.0 million increase in international sales from strong demand and a $1.5 million increase in direct-to-agency sales due to the fulfillment of large contracts.
Gross profit
Gross profit as a percentage of net sales was 51.3% in the year ended December 31, 2024 as compared to 52.0% in the year ended December 31, 2023. Gross profit as a percentage of net sales was unfavorably impacted by a non-recurring increase in specific inventory reserves for finished goods that include PFAS, which was offset slightly by favorability due to less promotional sales and lower off price selling in the current year versus the prior year.
Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2024 increased to $224.7 million or 42.2% of net sales compared to $220.9 million or 41.4% of net sales for the year ended December 31, 2023. The increase in selling, general and administrative expense was due to an increase in payroll costs associated with retail stores, as well as an increase in sales, marketing, travel, bad debt, stock compensation expense and other expenses. These increases were partially offset by decreases in bonus related expenses.
Segment operating income
Segment operating income for the year ended December 31, 2024 was $38.8 million, a decrease of $7.9 million when compared to the same period in 2023, based on the factors described above.
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
BOA
Overview
BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, China, South Korea, and Japan.
Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
Net sales	$190,811	100.0%	$155,825	100.0%	$208,688	100.0%
Gross profit	$119,218	62.5%	$93,038	59.7%	$126,768	60.7%
Selling, general and administrative expense	$55,273	29.0%	$49,023	31.5%	$52,268	25.0%
Segment operating income	$47,166	24.7%	$27,291	17.5%	$57,810	27.7%
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were $190.8 million, an increase of $35.0 million or 22.5% when compared to net sales of $155.8 million for the year ended December 31, 2023. The increase was reflected across key industries including Cycling, Athletic, Workwear, Outdoor and Snow Sports. The increase in sales was a result of the improvement of end market inventory levels, coupled with market share gains in many of our key industries.
Gross profit
Gross profit was $119.2 million for the year ended December 31, 2024 as compared to $93.0 million for the year ended December 31, 2023. Gross profit as a percentage of net sales was 62.5% for the year ended December 31,

2024 compared to 59.7% for the same period in 2023. The increase in gross profit as a percentage of net sales was driven by manufacturing overhead leverage as well as product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 was $55.3 million, or 29.0% of net sales, compared to $49.0 million, or 31.5% of net sales for the year ended December 31, 2023. The increase in selling, general and administrative expense of $6.3 million in the current year was primarily due to increased employee costs related to BOA’s bonus plan as well as strategic investments in talent across the organization.
Segment operating income
Segment operating income was $47.2 million for the year ended December 31, 2024 as compared to $27.3 million in segment operating income in the year ended December 31, 2023, an increase of $19.9 million based on the factors noted above.
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
Gross profit
Gross profit as a percentage of net sales was 59.7% for the year ended December 31, 2023 compared to 60.7% for the same period in 2022. The decrease in gross profit as a percentage of net sales during 2023 was driven by fixed manufacturing overhead expenses and an increase in depreciation expense related to tooling.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 was $49.0 million, or 31.5% of net sales, compared to $52.3 million, or 25.0% of net sales for the year ended December 31, 2022. The decrease in selling, general and administrative expense of $3.2 million in 2023 was primarily due to decreased employee costs related to BOA’s bonus plan.
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

Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
Net sales	$470,666	100.0%	$308,321	100.0%	$201,507	100.0%
Gross profit	$286,194	60.8%	$173,546	56.3%	$98,596	48.9%
Selling, general and administrative expense	$97,167	20.6%	$67,531	21.9%	$39,960	19.8%
Segment operating income	$183,158	38.9%	$100,306	32.5%	$53,015	26.3%
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 increased approximately $162.3 million or 52.7%, to $470.7 million, compared to the corresponding year ended December 31, 2023. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado, Connecticut, and London, England, as well as via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year period, Lugano has experienced strong same store sales growth as it has invested in building out its inventory as well as its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. The average sale price per retail transaction increased from approximately $400,000 in the prior year to approximately $450,000 in the current year. Lugano opened its Greenwich, Connecticut location in September 2023, and its London, England salon in the second quarter of 2024, and expects to open more retail locations in the near term to further expand sales opportunities.
Gross profit
Gross profit as a percentage of net sales totaled approximately 60.8% in the year ended December 31, 2024 compared to 56.3% in the year ended December 31, 2023. Lugano has an extensive network of suppliers through which they procure high quality diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 increased to approximately $97.2 million or 20.6% of net sales compared to $67.5 million or 21.9% of net sales for the same period of 2023. The increase in selling, general and administrative expense is primarily due to overhead expenses from newly opened locations, increased marketing spend and personnel costs, and variable costs that correlate to the increase in revenue. Lugano continues to increase its head count as it invests in additional professionals to support its growth and geographic expansion.
Segment operating income
Segment operating income increased $82.9 million during the year ended December 31, 2024 to $183.2 million compared to segment operating income of $100.3 million during the same period in 2023, principally as a result of the increase in sales and gross profit in 2024, as described above.
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
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for PrimaLoft for the year ended December 31, 2022 as if we had acquired the business on January 1, 2022. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for PrimaLoft have been included in the consolidated results of operation from the date of acquisition, July 12, 2022.

	Year ended December 31,
	2024		2023		2022
(in thousands)					Pro forma
Net sales	$74,226	100.0%	$67,053	100.0%	$79,929	100.0%
Gross profit	$46,566	62.7%	$42,015	62.7%	$47,513	59.4%
Selling, general and administrative expense	$20,728	27.9%	$19,448	29.0%	$27,576	34.5%
Impairment expense	$—	—%	$57,810	86.2%	$—	—%
Segment operating income (loss)	$4,024	5.4%	$(57,057)	(85.1)%	$(1,877)	(2.3)%
Pro forma results of operations include the following pro forma adjustments as if we had acquired PrimaLoft January 1, 2022:
•    Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation of PrimaLoft of an additional $6.4 million for the year ended December 31, 2022.
•    Management fees of $0.5 million that would have been payable to the Manager during the year ended December 31, 2022.

Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were $74.2 million, an increase of $7.2 million as compared to net sales of $67.1 million for the year ended December 31, 2023. The increase in net sales during the year ended December 31, 2024 is attributable to inventory levels in the retail market normalizing, which has resulted in an increase in orders from retailers with brand partners.
Gross profit
Gross profit for the year ended December 31, 2024 increased $4.6 million as compared to the year ended December 31, 2023, primarily due to the increase in net sales noted above. Gross profit as a percentage of net sales for both the year ended December 31, 2024 and December 31, 2023 was 62.7%.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 was $20.7 million, or 27.9% of net sales compared to $19.4 million, or 29.0% of net sales for the year ended December 31, 2023. Selling, general and administrative expense in the prior period included $2.4 million in integration services fees associated with the Company's acquisition of PrimaLoft. Excluding the integration service fee, selling, general and administrative expense increased approximately $3.7 million due to an increase in stock compensation expense, bonus compensation and reorganization costs incurred as PrimaLoft continues to focus on future growth.
Impairment expense
PrimaLoft performed an interim impairment test of their goodwill as of December 31, 2023 as a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation at acquisition. The impairment test resulted in PrimaLoft recording impairment expense of $57.8 million in the year ended December 31, 2023.
Segment operating income (loss)
Segment operating income for the year ended December 31, 2024 was $4.0 million compared to segment operating loss of $57.1 million for the same period in 2023, primarily as a result of the goodwill impairment recorded in the fourth quarter of 2023.
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
The Honey Pot Co.
Overview
The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The company offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Its products can be found in more than 33,000 stores across the U.S. through mass merchants, drug and grocery retail chains, and online. The Honey Pot Co. is headquartered in Atlanta, Georgia.
Results of Operations
In the following results of operations, we provide comparative pro forma results of operations for The Honey Pot for the years ended December 31, 2024 and December 31, 2023 as if we had acquired the business on January 1, 2023. The results of operations that follow include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. The operating results for The Honey Pot Co. have been included in the consolidated results of operation from the date of acquisition in January 2024.

	Year ended December 31,
	2024		2023
(in thousands)	Pro forma		Pro forma
Net sales	$115,260	100.0%	$107,311	100.0%
Gross profit	$57,588	50.0%	$59,867	55.8%
Selling, general and administrative expense	$40,456	35.1%	$38,939	36.3%
Amortization expense	$16,062	13.9%	$16,062	15.0%
Segment operating income	$70	0.1%	$3,866	3.6%
Pro forma results of operations include the following pro forma adjustments as if we had acquired The Honey Pot Co. on January 1, 2023:
•Incremental stock compensation expense of $0.3 million for the year ended December 31, 2024 and $0.8 million for the year ended December 31, 2023. This amount is included in SG&A above and reduces segment operating income.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for THP of $1.3 million for the year ended December 31, 2024 and $16.1 million for the year ended December 31, 2023. This amount reduces segment operating income.
•Management fees that would have been payable to the Manager during each period. THP will pay a management fee of $1.0 million per year ($0.25 million per quarter) to CGM. This amount reduces segment operating income.

Pro forma Year ended December 31, 2024 compared to the Pro Forma Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were $115.3 million, an increase of $7.9 million or 7.4% from net sales of $107.3 million for the year ended December 31, 2023. The increase in net sales is primarily due to strong volume growth related to market share gains in our Period Care product category.
Gross profit
Gross profit for the year ended December 31, 2024 decreased $2.3 million as compared to the year ended December 31, 2023. Gross profit as a percentage of net sales for the year ended December 31, 2024 was 50.0%, as compared to gross profit as a percentage of sales of 55.8% for the year ended December 31, 2023. Cost of sales in the year ended December 31, 2024 includes $3.8 million in amortization of the inventory step-up resulting from the acquisition purchase allocation. Excluding the effect of the step-up amortization, gross profit as a percentage of net sales for the year ended December 31, 2024 was 53.2%. The decline in gross profit as a percentage of net sales in the year December 31, 2024 as compared to the year ended December 31, 2023 is attributable to channel mix shift and higher fixed costs due to the replacement of regional third-party distribution facilities with a larger dedicated distribution center to support future growth and that will benefit from scale efficiencies over time.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 was $40.5 million, or 35.1% of net sales compared to $38.9 million, or 36.3% of net sales for the year ended December 31, 2023. Selling, general and administrative expense for the year ended December 31, 2024 includes $3.5 million in transaction costs associated with the Company's acquisition of The Honey Pot Co. and $2.6 million in integration services fees paid to CGM during the year. Excluding the integration services fee, selling, general and administrative expense decreased $4.3 million versus the comparable period in the prior year. The decrease in selling, general and administrative expense in the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to changes in bonus and compensation plans, and travel expenses.
Segment operating income
Segment operating income for the year ended December 31, 2024 was $0.1 million, a decrease of $3.8 million when compared to segment operating income of $3.9 million for the same period in 2023, as a result of the factors noted above.
Velocity Outdoor
Overview
Velocity Outdoor is a leading designer, manufacturer, and marketer of archery products, hunting apparel and related accessories. The archery product category consists of products including Ravin crossbows and CenterPoint archery products, and the apparel category offers high-performance, feature rich hunting and casual apparel under the King's Camo brand, utilizing King’s own proprietary camo patterns. Velocity Outdoor offers its products through national retail chains and dealer and distributor networks. Velocity Outdoor is headquartered in Rochester, New York. On April 30, 2024, Velocity Outdoor sold the Crosman airgun product division. The results of operation for Crosman are included in the accompanying financial statements through the date of sale.

Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
Net sales	$96,427	100.0%	$172,190	100.0%	$232,238	100.0%
Gross profit	$26,353	27.3%	$45,161	26.2%	$62,686	27.0%
Selling, general and administrative expense	$25,473	26.4%	$36,316	21.1%	$33,867	14.6%
Impairment expense	$8,182	8.5%	$31,590	18.3%	$—	—%
Segment operating income (loss)	$(14,157)	(14.7)%	$(32,828)	(19.1)%	$18,961	8.2%
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were $96.4 million compared to net sales of $172.2 million for the year ended December 31, 2023, a decrease of $75.8 million or 44.0%. The decrease in net sales during the year ended December 31, 2024 is driven by the divestiture of Crosman, which was sold on April 30, 2024. The remaining product categories, which consist of the archery and hunting apparel product categories decreased approximately $3.5 million compared to the same period in 2023 due to softness in the overall Hunting and Fishing market as well as retailers reducing levels of inventory on hand.
Gross profit
Gross profit as a percentage of net sales was 27.3% for the year ended December 31, 2024 as compared to 26.2% in the year December 31, 2023. The increase in gross profit as a percentage of net sales was primarily attributable to customer and product mix, as the Crosman product line had lower gross margins compared to the remaining archery and hunting apparel product categories post divestiture of the airgun product category.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 was $25.5 million, or 26.4% of net sales compared to $36.3 million, or 21.1% of net sales, for the year ended December 31, 2023. The decrease in selling, general and administrative expense was primarily due to the divestiture of Crosman, while the increase as a percentage of net sales as compared to the prior year was due to the decrease in revenue noted above.
Impairment expense
The Velocity reporting unit was tested quantitatively in connection with the company's annual goodwill impairment testing in March 2024. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the year ended December 31, 2024 after the fair value of the reporting unit did not exceed the carrying value. In the prior year, Velocity performed an interim impairment test of their goodwill during the quarter ended September 30, 2023 as a result of operating results that were below forecast amounts that were used in quantitative impairment testing performed in March 2023. The impairment test resulted in Velocity recording impairment expense of $31.6 million in the year ended December 31, 2023.
Segment operating loss
Segment operating loss for the year ended December 31, 2024 was $14.2 million, a decreased loss of $18.7 million when compared to segment operating loss of $32.8 million for the comparable period in 2023. The change in segment operating loss in the year ended December 31, 2024 reflects the factors noted above.
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

Industrial Businesses
Altor Solutions
Overview
Founded in 1957 and headquartered in St. Louis, Missouri, Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and OEM components made from EPS and EPP. Altor operates 23 molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others.
Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
Net sales	$239,069	100.0%	$238,030	100.0%	$261,338	100.0%
Gross profit	$66,268	27.7%	$73,616	30.9%	$58,029	22.2%
Selling, general and administrative expense	$33,095	13.8%	$28,666	12.0%	$23,031	8.8%
Segment operating income	$21,748	9.1%	$34,566	14.5%	$24,591	9.4%
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were $239.1 million, an increase of $1.0 million, or 0.4%, compared to the year ended December 31, 2023. The increase in net sales during the period was due primarily to the acquisition of Lifoam in October 2024. Lifoam had net revenue of $35.1 million in the post acquisition period through December 31, 2024. Excluding Lifoam, net sales at the legacy Altor business decreased in the year ended December 31, 2024 when compared to the year ended December 31, 2023 due to shifting market conditions of the food delivery and other cold chain markets, which represent one of Altor's largest customer segments, and supplier diversification initiatives undertaken by several of our customers. Altor is strategically repositioning itself to adapt to these changes, including with the acquisition of Lifoam in October 2024.

Gross profit
Gross profit as a percentage of net sales was 27.7% and 30.9%, respectively, for the years ended December 31, 2024 and 2023. The decrease in gross profit as a percentage of net sales in the year ended December 31, 2024 was primarily due to the combination of customer sales mix and fixed cost absorption on the lower level of revenue noted above. Altor recognized $1.6 million in amortization of inventory step-up in the fourth quarter of 2024 related to the purchase price allocation of Lifoam, which further decreased gross profit.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 was $33.1 million as compared to $28.7 million for the year ended December 31, 2023, an increase of $4.4 million. The increase in selling, general and administrative expense for the year ended December 31, 2024 is primarily attributable to the acquisition of Lifoam, including transaction costs of $1.8 million that were incurred related to the acquisition.
Segment operating income
Segment operating income was $21.7 million for the year ended December 31, 2024 as compared to $34.6 million for the year ended December 31, 2023, an decrease of $12.8 million based on the factors noted above.
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
Arnold
Overview
Arnold serves a variety of markets including aerospace and defense, general industrial, motorsport/ transportation, oil and gas, medical, energy, semiconductor and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors ("Ramco"), precision foil products (Precision Thin Metals or "PTM"), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers and leading systems-integrators worldwide with a focus on North America, Europe, and Asia. Arnold has built a preferred rare earth supply chain and has leading rare earth and other permanent magnet production capabilities. Arnold is the largest and, we believe, the most technically advanced U.S. solutions provider and manufacturer of engineered magnetic systems.

Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
Net sales	$171,837	100.0%	$166,679	100.0%	$153,815	100.0%
Gross profit	$46,105	26.8%	$49,812	29.9%	$44,384	28.9%
Selling, general and administrative expense	$35,557	20.7%	$25,224	15.1%	$24,360	15.8%
Segment operating income	$7,549	4.4%	$21,587	13.0%	$16,700	10.9%
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were approximately $171.8 million, an increase of $5.2 million compared to the same period in 2023. The increase in net sales is primarily a result of increased demand in several markets including aerospace and defense and oil and gas, partially offset by lower demand in the industrial and transportation markets. International sales were $52.8 million and $51.1 million for the years ended December 31, 2024 and 2023, respectively, an increase of $1.8 million.
Gross profit
Gross profit was $46.1 million for the year ended December 31, 2024 as compared to $49.8 million for the same period in 2023. Gross profit as a percentage of net sales decreased to 26.8% in 2024 from 29.9% in 2023, principally due to higher staffing related costs and non-recurring move related costs of two of our facilities in the United States.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2024 was $35.6 million as compared to approximately $25.2 million for the year ended December 31, 2023. The increase in selling general and administrative expense was related to non-recurring move related expenses, increased information technology costs and outside service costs.
Selling, general and administrative expense represented 20.7% of net sales for the year ended December 31, 2024 as compared to 15.1% for the same period in 2023. The increase in selling, general and administrative expense as a percentage of net sales was due to non-recurring move related expense. The incurrence of the move related expenses was substantially complete in 2024.
Segment operating income
Arnold had segment operating income of approximately $7.5 million for the year ended December 31, 2024, as compared to segment operating income of $21.6 million for the year ended December 31, 2023, a decrease of $14.0 million year over year based on the factors stated above.
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
Gross Profit
Gross profit was $49.8 million for the year ended December 31, 2023 as compared to $44.4 million for the same period in 2022. Gross profit as a percentage of net sales increased to 29.9% in 2023 from 28.9% in 2022, principally due to product mix and operational improvements.

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
Sterno
Overview
Sterno, headquartered in Plano, Texas, is the parent company of Sterno, LLC ("Sterno Products") and Rimports Inc. ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems. Sterno also produces creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports.
Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
Net sales	$318,448	100.0%	$323,830	100.0%	$352,152	100.0%
Gross profit	$85,183	26.7%	$78,514	24.2%	$67,426	19.1%
Selling, general and administrative expense	$38,126	12.0%	$36,713	11.3%	$30,594	8.7%
Segment operating income	$31,446	9.9%	$24,852	7.7%	$19,801	5.6%
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales
Net sales for the year ended December 31, 2024 were approximately $318.4 million, a decrease of $5.4 million or 1.7% compared to net sales for the year ended December 31, 2023. The net sales variance reflects lower sales due to increased competition in the market as well as changes in consumer discretionary buying behaviors at Rimports as a result of inflationary pressures.
Gross profit
Gross profit was $85.2 million for the year ended December 31, 2024 as compared to $78.5 million for the same period in 2023. Gross profit as a percentage of net sales increased from 24.2% for the year ended December 31, 2023 to 26.7% for the year ended December 31, 2024. The increase in gross profit as a percentage of net revenue during 2024 as compared to 2023 was primarily attributable to favorable direct materials, labor and freight costs across both divisions of the company.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 was approximately $38.1 million as compared to $36.7 million in the year ended December 31, 2023, an increase of $1.4 million or 3.8%, reflecting an increase in sales and marketing related salaries and promotional activity for both divisions of the company in the current year. Selling, general and administrative expense represented 12.0% of net sales for the year ended December 31, 2024 and 11.3% for the year ended December 31, 2023.

Segment operating income
Segment operating income for the year ended December 31, 2024 was approximately $31.4 million, an increase of $6.6 million when compared to the same period in 2023, based on the factors noted above.
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales
Net sales for the year ended December 31, 2023 were approximately $323.8 million, a decrease of $28.3 million or 8.0% compared to net sales for the year ended December 31, 2022. The net sales variance reflects lower sales due to increased competition in the market as well as changes in consumer discretionary buying behaviors at Rimports as a result of inflationary pressures.
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

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. On September 5, 2024, we refreshed our at-the-market program for the common shares of the Trust, which was initially established in 2021, by filing a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million of the common shares of the Trust in amounts and at times to be determined by us. On September 5, 2024, we refreshed our at-the-market program for preferred shares of the Trust, which was initially established in the first quarter of 2024, by filing a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $200 million of the Series A, Series B and Series C preferred shares of the Trust in amounts and at times to be determined by us. Actual sales of both the Trust common and preferred shares will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common and preferred shares and determinations by us regarding appropriate sources of funding. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on the common and preferred shares of the Trust, and strategic growth initiatives, including acquisitions. We had total available cash and cash equivalents of $59.7 million and $446.7 million as of December 31, 2024 and 2023, respectively. In November 2023, we sold our Marucci subsidiary, receiving approximately $484.0 million of total proceeds at closing. A portion of the proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Revolving Credit Facility and the remaining amount was held in short term investment and savings accounts at December 31, 2023. On January 31, 2024, the Company completed the acquisition of The Honey Pot Co. using cash held on our balance sheet.
As of December 31, 2024, we had $1 billion of indebtedness associated with our 5.250% 2029 Notes, $300 million of indebtedness associated with our 5.000% 2032 Notes, and $375 million outstanding on our 2022 Term Loan, and $110 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility, if any, upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. On December 31, 2024, approximately 27.2% of our outstanding debt was subject to interest rate changes. In January 2025, we entered into an amendment of the 2022 Credit Facility to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million, which may be reduced or terminated by the Company upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The initial $200 million draw was used to reduce the amount outstanding under the 2022 Revolving Credit Facility and for general corporate purposes.
The following table summarizes our cash activity for the years presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash provided by (used in) operating activities	$(67,636)	$78,080	$(28,293)
Cash (used in) provided by investing activities	(422,450)	570,503	(626,723)
Cash provided by (used in) financing activities	100,614	(260,163)	556,885
Effect of exchange rates on cash and cash equivalents	(1,278)	786	(1,331)
Increase (decrease) in cash and cash equivalents	$(390,750)	$389,206	$(99,462)
Cash Flow from Operating Activities
2024
Cash flows used in operating activities totaled approximately $67.6 million for the year ended December 31, 2024, which represents an increase in the use of cash in operating activities of $145.7 million compared to cash flow provided by operating activities of $78.1 million for the year ended December 31, 2023. A majority of the increase in cash used in operating activities was due to an increase in cash used for working capital in 2024. Cash used in operating activities for working capital for the year ended December 31, 2024 was $292.9 million, as compared to cash used in operating activities for working capital of $160.3 million for the year ended December 31, 2023. In the current year, the increase in the cash used in operations is primarily attributable to our Lugano subsidiary, which has experienced significant revenue growth in 2024, and the acquisition of The Honey Pot Co. in January 2024. The decrease in the use of cash for working capital in the year ended December 31, 2023 primarily reflected inventory management strategies, as several of our businesses worked through higher inventory levels than normal during 2023. In 2022, these businesses substantially increased inventory levels to combat supply chain issues given longer lead times, resulting in higher cash outflows throughout that year.
2023
Cash flows provided by operating activities totaled approximately $78.1 million for the year ended December 31, 2023, which represents an increase of $106.4 million compared to cash flow used in operating activities of $28.3 million for the year ended December 31, 2022. A majority of the increase in cash provided by operating activities was due to a decrease in cash used for working capital in 2023. Cash used in operating activities for working capital for the year ended December 31, 2023 was $153.3 million, as compared to cash used in operating activities for working capital of $224.6 million for the year ended December 31, 2022. The decrease in the use of cash for working capital in the year ended December 31, 2023 primarily reflects inventory management strategies, as several of our businesses worked through higher inventory levels than normal during 2023. In 2022, these businesses substantially increased inventory levels to combat supply chain issues given longer lead times, resulting in higher cash outflows throughout the year. The use of cash for working capital also reflects significant inventory build at Lugano during both 2022 and 2023. Lugano used significant cash to build inventory to support its sales growth strategy in both 2022 and 2023.
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
Cash Flow from Investing Activities
2024
Cash flows used in investing activities totaled approximately $422.5 million for the year ended December 31, 2024, compared to $570.5 million provided by investing activities during the year ended December 31, 2023. Investing activities in 2024 reflects our acquisition of The Honey Pot Co. in January 2024, and an add-on acquisition at our Altor business (total cash use of $517.9 million, offset by proceeds received from the sale of the Crosman division of Velocity Outdoor and our equity in Ergobaby (total proceeds of $74.7 million)). Investing activities in the year ended December 31, 2023 reflect the proceeds received from our sale of Advanced Circuits in February 2023 and Marucci in November 2023 (total proceeds of $500.3 million).
Our spending on capital expenditures increased $1.7 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, with $56.7 million in capital expenditures in 2024 and $55.0 million in capital expenditures in 2023. Capital expenditures in 2024 included significant investment at our Arnold business related to a facility move, and the opening of additional retail salons by our Lugano business. We expect capital expenditures for fiscal year 2025 to be approximately $80 million to $90 million.

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
2022
Cash flows used in investing activities totaled approximately $626.7 million for the year ended December 31, 2022, compared to $317.5 million used in investing activities during the year ended December 31, 2021. Investing activities in 2022 reflected our acquisition of PrimaLoft in the third quarter of 2022, and a small add-on acquisition at our Velocity business. The total amount of cash used for acquisitions in 2022 totaled $570.5 million. Investing activities in 2021 reflected our acquisition of Lugano in September 2021, plus add-on acquisitions at Arnold (Ramco), Altor Solutions (Plymouth Foam) and Marucci (Lizard Skins) for total cash used in acquisitions of $404.3 million. The cash flows used in investing activities in the prior year was offset by the proceeds received from our sale of Liberty Safe in August 2021 ($101.0 million in proceeds).
Our spending on capital expenditures increased $23.7 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, with $64.3 million in capital expenditures in 2022 and $40.6 million in capital expenditures in 2021. The increase in capital expenditures was primarily to support the retail store growth at both 5.11 and Lugano.
Cash Flow from Financing Activities
2024
Cash flows provided by financing activities totaled approximately $100.6 million for the year ended December 31, 2024, as compared to cash flows used in financing activities of $260.2 million for the year ended December 31, 2023. Financing activities in 2024 reflects $122.6 million in proceeds from the Trust common and preferred shares issued under our at-the-market share offering programs, and net draws on our 2022 Credit Facility of $100 million. In 2023, we used the proceeds from the sale of our Marucci business to repay the amount outstanding on our 2022 Revolving Credit Facility ($155 million in net outflows). Financing activities in 2024 and 2023 reflect the payment of our common and preferred share distributions, and a distribution to our allocation interests holders of $48.9 million in 2024 related to the November 2023 sale of Marucci, and $26.5 million in 2023 related to our sale of ACI. Financing activities in 2024 and 2023 also reflected $9.6 million and $9.3 million, respectively in purchases under our share repurchase program, and $7.7 million in proceeds in 2023 from a private placement completed in the fourth quarter. Additionally, financing activities in 2023 reflects cash paid to noncontrolling shareholders related to our recapitalization of BOA in December 2023 ($11.7 million in distributions to noncontrolling shareholders at BOA).
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
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2024:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$132,159	$309,564
BOA	168,251	232,840
Lugano	623,110	716,599
PrimaLoft	156,600	211,251
The Honey Pot Co.	101,000	142,711
Velocity Outdoor	48,350	57,692
Altor Solutions	197,902	274,460
Arnold	75,627	124,841
Sterno	77,142	149,415
	$1,580,141	$2,219,373
Corporate and eliminations	(1,580,141)	269,985
Total	$—	$2,489,358
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
We have made several amendments to the Lugano intercompany credit agreement to allow Lugano to continue to expand its operations and build inventory to support its salon expansion. Amendments were made to the Lugano intercompany credit agreement in the first, second, third and fourth quarter of 2024, the second, third and fourth quarter of 2023 and the second and fourth quarter of 2022. We expect to continue to fund Lugano to support profitable sales growth.
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
In the third quarter of 2024, we amended the Arnold intercompany credit agreement to increase the amount of the term loan outstanding under the credit agreement and to increase the amount of capital expenditures permitted under the credit agreement. Arnold was in the process of relocating two of their product divisions to a new facility and expected to incur approximately $10 million in capital expenditures and $7 - $8 million in expenses during the third and fourth quarter of 2024 and the first quarter of 2025, with a majority of the spend in the fourth quarter of 2024. Arnold exceeded the capital expenditure spend that was permitted under the amendment and was granted a waiver at December 31, 2024.
In the fourth quarter of 2024, we amended the Altor intercompany credit agreement to increase the amount of the term loan to finance the acquisition of Lifoam on October 1, 2024, and extended the term of the intercompany credit agreement by an additional three years.
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
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2024 except Velocity and Arnold. Velocity was issued a waiver for the fourth quarter of 2024 related to the fixed charge coverage ratio in their intercompany credit agreement. Arnold received a waiver for the fourth quarter of 2024 related to the fixed charge ratio and capital expenditures covenant in their intercompany credit agreement.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of interest and principal on our outstanding debt; (iii) payments to CGM due or potentially due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) pursuing future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. Each of our subsidiaries has various non-cancelable commitments in the ordinary course of business, including operating lease payments, and purchase obligations which include payments for materials and payments under employment agreements. On a consolidated basis at December 31, 2024, we had future lease obligations of $293.2 million and purchase obligations of $125.3 million.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, including quarterly distributions to our shareholders, as approved by our Board, over the next twelve months and thereafter.
Financing Arrangements
2022 Credit Facility
On July 12, 2022, we entered into the 2022 Credit Facility to amend and restate the 2021 Credit Facility. The 2022 Credit Facility provides for the 2022 Revolving Credit Facility and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain customary restrictions and conditions. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the maturity date of loans advanced under the 2022 Revolving Credit Facility. The 2022 Credit Facility also provides for the “2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date.
The 2022 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. At December 31, 2024, we had letters of credit totaling $3.5 million outstanding under the 2022 Revolving Credit Facility. We had approximately $486.6 million in borrowing base availability under this facility at December 31, 2024. (See "Note H - Debt" to the consolidated financial statements for more detail regarding our 2022 Credit Facility).
Subsequent Developments
In January 2025, the Company entered into an amendment of the 2022 Credit Facility to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million, which may be reduced or terminated by the Company upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The initial $200 million draw was used to reduce the amount outstanding under the 2022 Revolving Credit Facility and for general corporate purposes.
2021 Credit Facility
On March 23, 2021, we entered into a Second Amended and Restated Credit Agreement to amend and restate the 2018 Credit Facility. The 2021 Credit Facility provided for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million and also permitted the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain customary restrictions and conditions. The Company repaid the outstanding amounts under the 2021 credit facility in the third quarter of 2022 in connection with entering into the 2022 Credit Facility.
Senior Notes
2032 Notes
On November 17, 2021, we consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the "2032 Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (as further amended, the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on July 15th and January 15th of each year. The 2032 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2032 Notes were used to repay debt outstanding under the 2021 Credit Facility.
2029 Notes
On March 23, 2021, we consummated the issuance and sale of $1 billion aggregate principal amount of our 5.250% Senior Notes due 2029 (the “2029 Notes”) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (as further amended, the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee. The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029

Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries.
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
The following table reflects required and actual financial ratios as of December 31, 2024 included as part of the affirmative covenants in our 2022 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	2.43
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	0.92
Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.00	3.58
We intend to use the availability under our 2022 Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions (if and to the extent approved by our Board) and to provide for other working capital needs.
Interest Expense
We incurred interest expense totaling $106.7 million in the year ended December 31, 2024, as compared to $105.2 million in the year ended December 31, 2023 and $83.5 million for the year ended December 31, 2022.
The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Interest on credit facilities	$38,985	$37,269	$13,842
Interest on Senior Notes	67,500	67,500	67,500
Unused fee on Revolving Credit Facility	1,840	1,998	1,913
Other interest expense	403	363	276
Interest income	(2,045)	(1,951)	(49)
Interest expense, net	$106,683	$105,179	$83,482
Income Taxes
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes (the “tax reclassification”). Prior to the tax reclassification, the Trust had been taxed as a partnership for U.S. federal income tax purposes since January 1, 2007. The LLC was treated as a partnership prior to the Trust’s tax reclassification and it will continue to be treated as a partnership following the Trust’s tax reclassification.
Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. We recorded an income tax provision of $49.0 million with an annual effective rate of 53.7% during the year ended December 31, 2024, an income tax provision of $22.6 million with an annual effective tax rate of (102)% during the year ended December 31, 2023, and $41.4 million in income tax benefit with an effective tax rate of 71.8% during the year ended December 31, 2022.

The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year ended December 31,
	2024	2023	2022
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	5.6	(14.3)	7.7
Foreign income taxes	4.4	(19.3)	3.8
Impairment expense	1.6	(70.7)	—
Impact of subsidiary employee stock options	0.5	16.0	0.2
Non-deductible acquisition costs	0.5	0.1	0.9
Non-recognition of various carryforwards at subsidiaries	22.4	(6.7)	27.6
United States tax on foreign income	(1.9)	(1.2)	0.6
Dividend (net of dividend received deduction)	(0.8)	(42.1)	5.5
Tax effect on loss on Crosman	5.7	—	—
Utilization of tax credits	(5.4)	20.0	(13.0)
Effect of classification of assets held for sale	—	—	14.9
Other	0.1	(4.8)	2.6
Effective income tax rate	53.7%	(102.0)%	71.8%
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

Adjusted EBITDA
Year ended December 31, 2024
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(35,634)	$20,634	$20,791	$94,390	$(10,575)	$(9,761)	$(54,851)	$5,635	$(2,969)	$14,638	$42,298
Adjusted for:
Provision (benefit) for income taxes	(2,095)	4,526	4,962	31,304	(3,741)	(2,894)	6,810	2,280	2,986	4,874	49,012
Interest expense, net	106,414	(14)	(21)	3	(70)	(52)	52	—	371	—	106,683
Intercompany interest	(157,585)	13,366	20,125	56,013	17,916	10,552	9,255	10,771	7,121	12,466	—
Depreciation and amortization	677	22,734	21,594	10,334	21,318	18,974	8,042	21,553	9,265	18,473	152,964
EBITDA	(88,223)	61,246	67,451	192,044	24,848	16,819	(30,692)	40,239	16,774	50,451	350,957
Other (income) expense	462	40	511	219	181	3	24,557	2,746	(9)	(590)	28,120
Non-controlling shareholder compensation	—	2,129	5,683	2,437	2,382	1,674	403	988	18	631	16,345
Impairment expense	—	—	—	—	—		8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	3,479	—	1,872	—	—	5,351
Integration services fee	—	—	—	—	—	2,625	—	—	—	—	2,625
Other	—	—	—	—	—	90	1,500	696	10,426	476	13,188
Adjusted EBITDA	$(87,761)	$63,415	$73,645	$194,700	$27,411	$24,690	$3,950	$46,541	$27,209	$50,968	$424,768
Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In the current year, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of two of Arnold's facilities in the United States.

Adjusted EBITDA
Year ended December 31, 2023
	Corporate	5.11	BOA	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(60,454)	$21,690	$16,496	$52,315	$(69,883)	$(40,045)	$16,504	$10,434	$8,115	$(44,828)
Adjusted for:
Provision (benefit) for income taxes	301	4,994	2,863	14,589	(5,673)	(5,616)	5,890	4,185	1,106	22,639
Interest expense, net	104,855	(8)	(18)	4	(11)	352	—	5	—	105,179
Intercompany interest	(126,240)	20,244	7,580	32,837	18,123	13,510	10,486	6,806	16,654	—
Depreciation and amortization	1,498	26,009	22,932	9,229	21,478	13,282	16,741	8,441	19,959	139,569
EBITDA	(80,040)	72,929	49,853	108,974	(35,966)	(18,517)	49,621	29,871	45,834	222,559
Other (income) expense	(128)	(515)	98	(80)	62	(1,210)	1,440	(5)	(1,441)	(1,779)
Non-controlling shareholder compensation	—	1,191	3,019	1,474	980	914	986	27	860	9,451
Impairment expense	—	—	—	—	57,810	31,590	—	—	—	89,400
Integration services fee	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	3,072	—	—	—	—	—	1,434	4,506
Adjusted EBITDA	$(80,168)	$73,605	$56,042	$110,368	$25,261	$12,777	$52,047	$29,893	$46,687	$326,512

Adjusted EBITDA
Year ended December 31, 2022
	Corporate	5.11	BOA	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(84,103)	$22,633	$42,613	$27,934	(17,741)	$4,127	$9,662	$7,683	$3,406	$16,214
Adjusted for:
Provision (benefit) for income taxes	12,119	7,125	6,527	11,889	(3,878)	1,562	3,174	3,329	(480)	41,367
Interest expense, net	83,243	—	(25)	16	(7)	229	—	26	—	83,482
Intercompany interest	(86,151)	13,761	7,410	12,773	7,512	10,282	10,742	5,518	18,153	—
Loss on debt extinguishment	534	—	—	—	—	—	—	—	—	534
Depreciation and amortization	1,492	22,972	21,993	11,533	10,465	13,374	16,403	8,041	20,293	126,566
EBITDA	(72,866)	66,491	78,518	64,145	(3,649)	29,574	39,981	24,597	41,372	268,163
Other (income) expense	(58)	(217)	1,043	2	112	2,417	766	(20)	(1,730)	2,315
Non-controlling shareholder compensation	—	1,511	2,511	1,179	2,142	971	1,321	40	844	10,519
Acquisition expenses	—	—	—	—	5,680	222	216	—	—	6,118
Integration services fee	—	—	—	1,688	2,375	—	—	—	—	4,063
Other	—	—	—	—	—	—	—	—	1,330	1,330
Adjusted EBITDA	$(72,924)	$67,785	$82,072	$67,014	6,660	$33,184	$42,284	$24,617	$41,816	$292,508

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended				Year ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Net income (loss)	$5,781	$(13,723)	$31,461	$23,831	$47,350
Income (loss) from discontinued options, net of tax	317	872	(1,088)	(7,006)	(6,905)
Gain on sale of discontinued operations, net of tax	3,345	—	—	8,612	11,957
Net income (loss) from continuing operations	2,119	(14,595)	32,549	22,225	42,298
Less: income from continuing operations attributable to noncontrolling interest	7,765	6,041	9,989	13,631	37,426
Net income (loss) attributable to Holdings - continuing operations	(5,646)	(20,636)	22,560	8,594	4,872
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,101)	(6,345)	(6,967)	(25,458)
Amortization expense - intangible assets and inventory step-up	27,116	26,642	24,956	26,341	105,055
Impairment expense	8,182	—	—	—	8,182
Loss (gain) on sale of Crosman	—	24,606	(388)	—	24,218
Tax effect - loss on sale of Crosman	—	7,254	—	—	7,254
Non-controlling shareholder compensation	4,071	3,680	4,537	4,057	16,345
Acquisition expenses	3,479	—	—	1,872	5,351
Integration services fee	—	875	875	875	2,625
Other	274	130	964	11,820	13,188
Adjusted earnings	$31,431	$36,450	$47,159	$46,592	$161,632
Plus (less):
Depreciation expense	10,730	10,339	10,180	12,642	43,891
Income tax provision	9,996	19,830	10,619	8,567	49,012
Interest expense	23,575	26,561	27,358	29,189	106,683
Amortization of debt issuance costs	1,005	1,004	1,005	1,004	4,018
Income from continuing operations attributable to noncontrolling interest	7,765	6,041	9,989	13,631	37,426
Distributions paid - preferred shares	6,045	6,101	6,345	6,967	25,458
Tax effect - gain on sale of Crosman	—	(7,254)	—	—	(7,254)
Other	2,879	1,375	60	(412)	3,902
Adjusted EBITDA	$93,426	$100,447	$112,715	$118,180	$424,768

	Three months ended				Year ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net income (loss)	$109,601	$17,123	$(3,760)	$139,441	$262,405
Income (loss) from discontinued options, net of tax	10,939	5,437	10,858	(3,026)	24,208
Gain on sale of discontinued operations, net of tax	97,989	4,232	1,274	179,530	283,025
Net income (loss) from continuing operations	673	7,454	(15,892)	(37,063)	(44,828)
Less: income from continuing operations attributable to noncontrolling interest	4,398	3,428	5,769	2,828	16,423
Net income (loss) attributable to Holdings - continuing operations	(3,725)	4,026	(21,661)	(39,891)	(61,251)
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	23,283	22,111	22,090	22,088	89,572
Impairment expense	—	—	32,568	56,832	89,400
Tax effect - impairment expense	—	—	(4,308)	978	(3,330)
Non-controlling interest - impairment expense	—	—	—	(5,382)	(5,382)
Non-controlling shareholder compensation	1,329	2,895	2,438	2,789	9,451
Integration services fee	1,187	1,188		—	2,375
Other	432	348	349	3,377	4,506
Adjusted earnings	$16,461	$24,522	$25,431	$34,746	$101,160
Plus (less):
Depreciation expense	11,006	11,958	11,853	11,142	45,959
Income tax provision	7,471	4,421	4,457	6,290	22,639
Interest expense	26,180	26,613	27,559	24,828	105,180
Amortization of debt issuance costs	1,005	1,024	1,005	1,004	4,038
Income from continuing operations attributable to noncontrolling interest	4,398	3,428	5,769	2,828	16,423
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Tax effect - impairment expense	—	—	4,308	(978)	3,330
Non-controlling interest - impairment expense	—	—	—	5,382	5,382
Other	(1,160)	75	(1,044)	349	(1,780)
Adjusted EBITDA	$71,406	$78,087	$85,383	$91,636	$326,512

	Three months ended				Year ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
Net income (loss)	$29,740	$30,957	$2,585	$(11,844)	$51,438
Income from discontinued options, net of tax	12,380	7,476	11,160	(5,185)	25,831
Gain on discontinued options, net of tax	5,993	(579)	1,479	2,500	9,393
Net income (loss) from continuing operations	11,367	24,060	(10,054)	(9,159)	16,214
Less: income from continuing operations attributable to noncontrolling interest	4,658	3,519	3,436	2,180	13,793
Net income (loss) attributable to Holdings - continuing operations	6,709	20,541	(13,490)	(11,339)	$2,421
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	17,830	18,395	22,537	24,589	83,351
Loss on debt extinguishment	—	—	534	—	534
Non-controlling shareholder compensation	1,992	2,025	2,219	4,283	10,519
Acquisition expenses	216	—	5,902	—	6,118
Integration services fee	563	563	1,625	1,312	4,063
Corporate tax effect	—	(4,338)	16,457	—	12,119
Other	—	777	434	119	1,330
Adjusted earnings	$21,265	$31,917	$30,173	$12,919	$96,274
Plus (less):
Depreciation expense	9,316	9,609	10,004	10,546	39,475
Income tax provision	7,571	6,483	19,294	8,019	41,367
Corporate tax effect	—	4,338	(16,457)	—	(12,119)
Interest expense	17,418	17,507	22,796	25,761	83,482
Amortization of debt issuance costs	866	865	1,004	1,005	3,740
Income from continuing operations attributable to noncontrolling interest	4,658	3,519	3,436	2,180	13,793
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Other	(230)	(717)	1,916	1,346	2,315
Adjusted EBITDA	$66,909	$79,567	$78,211	$67,821	$292,508

Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2024	2023	2022
March 31st	23.0%	23.5%	22.8%
June 30th	23.4%	23.4%	24.0%
September 30th	25.5%	25.3%	26.7%
December 31st	28.2%	27.7%	26.5%
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year.
Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into related party transactions with our Manager, CGM including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. Our Chief Executive Officer is a managing member of CGM. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly and equal to 0.5% of our adjusted net assets. The management fee is required to be paid prior to the payment of any distributions to shareholders. For the years ended December 31, 2024, 2023, and 2022, we incurred $74.8 million, $67.9 million, and $62.1 million, respectively, in management fees to CGM.
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
Subsequent Developments
Effective January 15, 2025, the LLC and CGM entered into the MSA amendment to, beginning with the first fiscal quarter for 2025, restructure the management fee under MSA to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years, exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Board. The MSA Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 50.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holders of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $48.9 million in the year ended December 31, 2024 and $26.5 million in the year ended December 31, 2023 in distributions related to Sale and Holding Events that occurred during 2023. No allocation interest distributions were made in 2022. Refer to "Note J - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 54.0% of the Allocation Interests at December 31, 2024 and 62.0% at December 31, 2023. Of the remaining 46.0% at December 31, 2024 and 38.0% at December 31, 2023, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by a former director on the Board, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.
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
During the years ended December 31, 2024, 2023 and 2022, CGM received $2.6 million, $2.4 million, and $4.1 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
We reimbursed CGM approximately $8.8 million, $6.4 million, and $6.5 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2024, 2023 and 2022, 5.11 purchased approximately $1.4 million, $1.7 million, and $2.0 million, respectively, in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2024, 2023 and 2022, BOA purchased approximately $48.1 million, $42.1 million and $56.1 million, respectively, from this supplier.
Lugano
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in 2024. During the year ended December 31, 2024, Lugano purchased approximately $7.0 million in inventory from the vendor.
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
Goodwill and Intangible Assets
Goodwill and Indefinite Lived Intangible Assets
Goodwill represents the excess amount of the purchase price over the fair value of the assets acquired. Our indefinite-lived intangible assets consist of a trade name with a carrying value of approximately $30.8 million. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis as of March 31st, and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. Each of our businesses represents a reporting unit.
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
Annual goodwill and indefinite lived intangible asset impairment testing
2024 Annual Impairment Testing - For the Company's annual impairment testing at March 31, 2024, the Company performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, the Company determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. The Company performed a quantitative test of Velocity and the results of the testing indicated that the fair value of Velocity did not exceed the carrying value, resulting in goodwill impairment expense of $8.2 million as of March 31, 2024.
2023 Annual Impairment Testing - For our annual impairment testing at March 31, 2023, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on our analysis, we determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. We performed the quantitative test of Velocity using an income approach to determine the fair value of the reporting unit. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the current economic environment. The prospective financial information considered reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for the Velocity reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 15.0%, and the results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit exceeded the carrying value by approximately 21%. The prospective financial information that was used to determine the fair values of the Velocity reporting unit required us to make assumptions regarding future operational results including revenue growth rates and gross margins.
2022 Annual Impairment Testing - For our annual impairment testing at March 31, 2022, we performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units exceeded their carrying value.
Interim Goodwill Impairment Testing
2023 Interim goodwill impairment testing
PrimaLoft - As a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation performed when PrimaLoft was acquired as well as the failure of certain financial covenants in the intercompany credit agreement, we determined that a triggering event had occurred at PrimaLoft in the fourth quarter of 2023 and performed an interim impairment test of goodwill as of December 31, 2023. We performed the quantitative impairment test using both an income approach and a market approach. The prospective information used in the income approach considered macroeconomic data, industry and reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for the PrimaLoft reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 11.3%. The results of the quantitative impairment testing indicated that the fair value of the PrimaLoft reporting unit did not exceed its carrying value, resulting in goodwill impairment expense of $57.8 million in the year ended December 31, 2023 at

PrimaLoft. The fair value of the goodwill balance at PrimaLoft could be subject to additional impairment testing if actual cash flows and our estimates of future performance differ materially from those used in the impairment testing at December 31, 2023.
Velocity - As a result of operating results that were below the forecast that we used in the quantitative impairment test of Velocity Outdoor at March 31, 2023 (see above), we determined that a triggering event had occurred at Velocity in the third quarter of 2023 and performed an interim impairment test of goodwill as of August 31, 2023. We performed the quantitative test of Velocity using an income approach to determine the fair value of the reporting unit. In developing the prospective financial information used in the income approach, we considered recent market conditions, taking into consideration the uncertainty associated with the current economic environment. The prospective financial information considered reporting unit specific facts and circumstances and is our best estimate of operational results and cash flows for the Velocity reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 17%, an increase of 2% as compared to the discount rate of 15% used in the March 2023 impairment testing for Velocity. The increase in the discount rate primarily reflects additional uncertainty associated with the prospective financial information used in the income approach. The results of the quantitative impairment testing indicated that the fair value of the Velocity reporting unit did not exceed the carrying value, resulting in a goodwill impairment and we recorded impairment expense of $31.6 million in the year ended December 31, 2023 at Velocity.
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
Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (a "Holding Event") and upon the sale of that business (a "Sale Event"). The payment to the Holders for a Sale Event is based on the pre-tax gain from the sale of the business. Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board.
Recent Accounting Pronouncements
Refer to "Note B - Summary of Significant Accounting Policies" to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2024, our debt includes both fixed rate and variable rate instruments. We are exposed to interest rate risk primarily through borrowings under our 2022 Credit Facility because borrowings under this agreement are subject to variable interest rates based on SOFR. We had $375 million outstanding under the 2022 Term Loan and $110 million outstanding under our 2022 Revolving Credit Facility at December 31, 2024.
The one-month SOFR was at an average of 453 basis points at December 31, 2024, and the three-month SOFR was at an average of 469 basis points at December 31, 2024. We currently estimate that a 100 basis point increase in SOFR would not have a material impact on our results of operations, cash flows or financial condition. The effect of a 100 basis point increase on the outstanding borrowings subject to variable interest rates at December 31, 2024 would be approximately $4.8 million additional annual interest expense.
We expect to have additional borrowings under our Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.
Foreign Exchange Rate Sensitivity
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business at certain of our subsidiaries, such as sales to third-party customers, foreign plant operations, and purchases from suppliers. Foreign exchange transactions do not materially affect our operations as a significant portion of our operations are domestic.
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2024 consists principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.
(b) Information with respect to Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The audited financial statements of the Company included in this Annual Report on Form 10-K include the results of its subsidiaries from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2024 does not include an assessment of The Honey Pot Co., a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2024. The financial statements of The Honey Pot Co., reflect total assets and net revenues constituting 10% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. Refer to "Note C - Acquisition of Business" for a description of the acquisition of The Honey Pot Co.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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

ITEM 9B. OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
On August 26, 2024, the Company announced the departure of its chief financial officer, Ryan J. Faulkingham and the appointment of his successor Stephen Keller.
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Board of Directors, Executive Officers and Committees”.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Board of Directors, Executive Officers and Committees”.
Information regarding our corporate governance, including our audit committee and code of ethics, is incorporated herein by reference to information included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Corporate Governance”.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Share Ownership of Directors, Nominees, Executive Officers and Principal Shareholders”.
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the captions “Our Pay”; “Compensation Discussion and Analysis”; and “Pay Versus Performance”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Share Ownership of Directors, Nominees, Executive Officers and Principal Shareholders”.
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Person Transactions”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the Proxy Statement for our 2025 Annual Meeting of Shareholders under the caption “Our Auditors”.

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

2.12
Agreement and Plan of Merger, dated December 27, 2024, by and among (i) ERGO Acquisition LLC; (ii) Aloha Merger Sub LLC; (iii) EBP Lifestyle Brands Holidings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the stockholder representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on December 30, 2024 (File No. 001-34927)).

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

3.9	Second Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.10	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
3.11	First Amendment to the Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34927)).
3.12
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

3.13
Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.14
Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

3.15	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.16	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
3.17	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).
3.18	Second Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34927)).
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

3.23
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.24
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference Exhibit 4.14 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.25
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.26
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.27
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference Exhibit 4.17 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.28
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).

3.29
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.30
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference Exhibit 4.20 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.31
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.32
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.33
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference Exhibit 4.23 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.34
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

3.35
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.6 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.36
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

4.7
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of March 23, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

4.8
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of November 17, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 17, 2021 (File No. 001-34927)).

4.9
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of November 17, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

4.10*	Description of Securities
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

10.9
Seventh Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of January 15, 2025 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 15, 2025 (File No. 001-34927))

10.10†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.11†
Separation Agreement and General Release, dated September 12, 2024, between Compass Group Management LLC and Ryan Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 17, 2024 (File No. 001-34927)).

10.12†
Employment Agreement dated August 31, 2024 between Compass Group Management LLC and Stephen Keller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 26, 2024 (File No. 001-34927)).

10.13†*	First Amended and Restated Employment Agreement dated January 13, 2025 between Compass Group Management LLC and Stephen Keller.

10.14
Third Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022 (File No. 001-34927).

10.15
First Incremental Facility Amendment, dated January 9, 2025, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 10, 2025 (File No. 001-34927).

10.16
Subscription Agreement, dated December 15, 2023, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and Allspring Special Small Cap Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2023 (File No. 001-34927).

19.1*	Compass Diversified Holdings, Compass Group Diversified Holdings LLC and Compass Group Management LLC Policy Regarding Insider Trading, Tipping and other Wrongful Disclosures
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1(incorporated by reference to Exhibit 97.1 of the Form 10-K filed on February 28, 2024 (File No. 001-34927))

99.1
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

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

99.14
Merger and Stock Purchase Agreement, dated January 14, 2024, by and among The Honey Pot Company Holdings, LLC, VMG Honey Pot Blocker, Inc., NVB1, Inc., VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Intermediate, Inc., THP Merger Sub, LLC, the Sellers’ Representative and certain other equity holders of THP.(incorporated by reference to Exhibit 99.3 of the Form 8-K filed on January 16, 2024 (File No. 001-34927)).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101
c

*	Filed or furnished herewith.
†	Denotes management contracts and compensatory plans or arrangements.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

NONE

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: February 27, 2025	By:	/s/ Elias J. Sabo
Elias J. Sabo
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elias J. Sabo and Stephen Keller, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elias J. Sabo	Chief Executive Officer	February 27, 2025
Elias J. Sabo	(Principal Executive Officer) and Director

/s/ Stephen Keller	Chief Financial Officer	February 27, 2025
Stephen Keller	(Principal Financial and Accounting Officer)

/s/ Alexander S. Bhathal	Director	February 27, 2025
Alexander S. Bhathal

/s/ James J. Bottiglieri	Director	February 27, 2025
James J. Bottiglieri

/s/ Gordon Burns	Director	February 27, 2025
Gordon Burns

/s/ Harold S. Edwards	Director	February 27, 2025
Harold S. Edwards

/s/ Larry L. Enterline	Director	February 27, 2025
Larry L. Enterline

/s/ Nancy B. Mahon	Director	February 27, 2025
Nancy B. Mahon

/s/ Teri R. Shaffer	Director	February 27, 2025
Teri R. Shaffer

/s/ Heidi Locke Simon	Director	February 27, 2025
Heide Locke Simon

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: February 27, 2025	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-4
Consolidated Balance Sheets	F-6
Consolidated Statements of Operations	F-7
Consolidated Statements of Comprehensive Income	F-8
Consolidated Statements of Stockholders’ Equity	F-9
Consolidated Statements of Cash Flows	F-11
Notes to Consolidated Financial Statements	F-13

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.
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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of The Honey Pot Co. (“THP”), a majority-owned subsidiary, whose financial statements reflect total assets and net revenues constituting 10% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, THP was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of THP.
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
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Acquisition of The Honey Pot Co. (“THP”) – Fair Value of Tradename Intangible Asset Acquired
As described further in Note C to the consolidated financial statements, the Company completed the acquisition of THP on January 31, 2024, for consideration of approximately $377.3 million. The identifiable intangible assets acquired includes a tradename, which has been recorded by management at its estimated acquisition date fair value of $225.0 million. We identified the valuation of the tradename intangible asset in the THP acquisition as a critical audit matter.
The principal consideration for our determination that the valuation of the tradename is a critical audit matter is that the determination of the fair value of the asset required management to make significant estimates and assumptions related to forecasted revenues and operating margins as well as the discount rate used. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals with specialized skill and knowledge, in auditing these assumptions made by management.

Our audit procedures related to the valuation of the tradename included the following, among others:

•We tested the design and operating effectiveness of controls relating to the determination of the tradename’s fair value, including controls over the development of revenue growth rates, operating margins and discount rate assumptions, as well as the controls around the appropriateness of the valuation model used.
•We evaluated the valuation methodology and discount rate utilized by management with the assistance of our valuation professionals with specialized skills and knowledge.
•We tested the forecasted revenues and operating margins by assessing the reasonableness of management’s forecasts compared to historical results and forecasted market and industry trends.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 27, 2025

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$59,727	$446,684
Accounts receivable, net	444,386	308,183
Inventories, net	962,408	723,194
Prepaid expenses and other current assets	101,129	88,844
Current assets of discontinued operations	—	36,915
Total current assets	1,567,650	1,603,820
Property, plant and equipment, net	244,746	191,283
Goodwill	982,253	859,907
Intangible assets, net	1,049,186	879,078
Other non-current assets	208,587	195,010
Non-current assets of discontinued operations	—	87,883
Total assets	$4,052,422	$3,816,981

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$104,304	$91,089
Accrued expenses	197,829	151,443
Due to related parties (refer to Note P)	18,036	16,025
Current portion, long-term debt	15,000	10,000
Other current liabilities	49,617	34,812
Current liabilities of discontinued operations	—	8,986
Total current liabilities	384,786	312,355
Deferred income taxes	119,948	118,882
Long-term debt	1,759,290	1,661,879
Other non-current liabilities	225,334	203,207
Non-current liabilities of discontinued operations	—	1,277
Total liabilities	2,489,358	2,297,600

Commitments and contingencies (refer to Note O)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 17,497 shares issued and outstanding at December 31, 2024 and 12,600 shares issued and outstanding at December 31, 2023
Series A preferred shares, no par value, 4,551 shares issued and outstanding at December 31, 2024 and 4,000 shares issued and outstanding at December 31, 2023	109,159	96,417
Series B preferred shares, no par value, 6,192 shares issued and outstanding at December 31, 2024 and 4,000 shares issued and outstanding at December 31, 2023	147,906	96,504
Series C preferred shares, no par value, 6,754 shares issued and outstanding at December 31, 2024 and 4,600 shares issued and outstanding at December 31, 2023	161,767	110,997
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at December 31, 2024 and 75,753 shares issued and 75,270 outstanding at December 31, 2023	1,289,010	1,281,303
Treasury shares, at cost	(18,910)	(9,339)
Accumulated other comprehensive income (loss)	(5,815)	111
Accumulated deficit	(386,324)	(249,243)
Total stockholders’ equity attributable to Holdings	1,296,793	1,326,750
Noncontrolling interest	266,271	175,875
Noncontrolling interest of discontinued operations	—	16,756
Total stockholders’ equity	1,563,064	1,519,381
Total liabilities and stockholders’ equity	$4,052,422	$3,816,981

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net revenues	$2,198,233	$1,965,017	$1,920,695
Cost of revenues	1,197,873	1,132,014	1,192,073
Gross profit	1,000,360	833,003	728,622
Operating expenses:
Selling, general and administrative expense	587,520	502,013	441,629
Management fees	74,767	67,945	62,104
Amortization expense	99,760	88,396	77,237
Impairment expense	8,182	89,400	—
Operating income	230,131	85,249	147,652
Other income (expense):
Interest expense, net	(106,683)	(105,179)	(83,482)
Amortization of debt issuance costs	(4,018)	(4,038)	(3,740)
Loss on sale of Crosman	(24,218)	—	—
Loss on debt extinguishment	—	—	(534)
Other income (expense), net	(3,902)	1,779	(2,315)
Income (loss) from continuing operations before income taxes	91,310	(22,189)	57,581
Provision for income taxes	49,012	22,639	41,367
Income (loss) from continuing operations	42,298	(44,828)	16,214
Income (loss) from discontinued operations, net of income tax	(6,905)	24,208	25,831
Gain on sale of discontinued operations, net of income tax	11,957	283,025	9,393
Net income	47,350	262,405	51,438
Less: Net income from continuing operations attributable to noncontrolling interest	37,426	16,423	13,793
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	(2,884)	(304)	1,258
Net income attributable to Holdings	$12,808	$246,286	$36,387

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations	$4,872	$(61,251)	$2,421
Income (loss) from discontinued operations, net of income tax	(4,021)	24,512	24,573
Gain on sale of discontinued operations, net of income tax	11,957	283,025	9,393
Net income attributable to Holdings	$12,808	$246,286	$36,387
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note J)
Continuing operations	$(1.25)	$(1.81)	$(0.53)
Discontinued operations	0.11	4.27	0.43
	$(1.14)	$2.46	$(0.10)

Weighted average number of shares outstanding - basic and fully diluted	75,454	72,105	70,715
Cash distribution declared per share (refer to Note J)	$1.00	$1.00	$1.00

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2024	2023	2022
Net income	$47,350	$262,405	$51,438
Other comprehensive income (loss)
Foreign currency translation adjustments	(4,511)	2,188	(1,415)
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Ergo	98	—	—
Pension benefit liability, net of tax	(1,513)	(941)	1,307
Total comprehensive income, net of tax	41,424	263,652	51,330
Less: Net income attributable to noncontrolling interests	34,542	16,119	15,051
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(235)	(122)	37
Total comprehensive income attributable to Holdings, net of tax	$7,117	$247,655	$36,242

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2022	$96,417	$96,504	$110,997	$1,123,193	$—	$(314,267)	$(1,028)	$1,111,816	$128,718	$43,996	$1,284,530
Net income	—	—	—	—		36,387	—	36,387	13,793	1,258	51,438
Total comprehensive loss, net	—	—	—	—	—	—	(108)	(108)	—	—	(108)
Issuance of Trust Common Shares	—	—	—	83,851	—	—	—	83,851	—	—	83,851
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	10,519	3,432	13,951
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	932	380	1,312
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,781)	(176)	(1,957)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(11,292)	(11,292)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid - Trust Preferred shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common shares	—	—	—	—	—	(70,845)	—	(70,845)	—	—	(70,845)
Balance — December 31, 2022	96,417	96,504	110,997	1,207,044	—	(372,906)	(1,136)	1,136,920	187,444	37,598	1,361,962
Net income (loss)	—	—	—	—	—	246,286	—	246,286	16,423	(304)	262,405
Total comprehensive income, net	—	—	—	—	—	—	1,247	1,247	—	—	1,247
Issuance of Trust Common Shares	—	—	—	74,259	—	—	—	74,259	—	—	74,259
Purchase of Trust common shares for treasury	—	—	—	—	(9,339)	—	—	(9,339)	—	—	(9,339)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	9,451	7,598	17,049
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	15,599	—	15,599
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(41,297)	—	(41,297)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,745)	—	(11,745)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	4,155	4,155
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Disposition of Marucci	—	—	—	—	—	—	—	—	—	(30,562)	(30,562)
Distributions paid - Allocation Interests (refer to Note J)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Preferred shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common shares	—	—	—	—	—	(71,967)	—	(71,967)	—	—	(71,967)
Balance — December 31, 2023	96,417	96,504	110,997	1,281,303	(9,339)	(249,243)	111	1,326,750	175,875	16,756	1,519,381

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Net income (loss)	—	—	—	—	—	12,808	—	12,808	37,426	(2,884)	47,350
Total comprehensive loss, net	—	—	—	—	—	—	(5,926)	(5,926)	—	—	(5,926)
Issuance of Trust common shares	—	—	—	7,707	—	—	—	7,707	—	—	7,707
Issuance of Trust preferred shares	12,742	51,402	50,770	—	—	—	—	114,914			114,914
Purchase of Trust common shares for treasury	—	—	—	—	(9,571)	—	—	(9,571)	—	—	(9,571)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	16,345	962	17,307
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	239	—	239
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(4,360)	—	(4,360)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(928)	—	(928)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Disposition of Ergo	—	—	—	—	—	—	—	—	—	(14,834)	(14,834)
Distributions paid - Allocation Interests (refer to Note J	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(25,458)	—	(25,458)	—	—	(25,458)
Distributions paid - Trust Common Shares	—	—	—	—	—	(75,490)	—	(75,490)	—	—	(75,490)
Balance — December 31, 2024	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(386,324)	$(5,815)	$1,296,793	$266,271	$—	$1,563,064

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$47,350	$262,405	$51,438
Income (loss) from discontinued operations, net of income tax	(6,905)	24,208	25,831
Gain on sale of discontinued operations, net of income tax	11,957	283,025	9,393
Income (loss) from continuing operations	42,298	(44,828)	16,214
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	43,891	45,960	39,475
Amortization expense - intangibles	99,760	88,396	77,237
Amortization expense - inventory step-up	5,295	1,175	6,113
Amortization of debt issuance costs	4,018	4,038	3,740
Impairment expense	8,182	89,400	—
Loss on sale of Crosman	24,218	—	—
Loss on debt extinguishment	—	—	534
Noncontrolling stockholder stock based compensation	16,345	9,451	10,519
Provision for receivable and inventory reserves	(7,044)	(62)	(689)
Deferred taxes	(17,879)	(19,800)	3,023
Other	1,171	1,658	2,342
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(117,742)	(19,941)	(43,420)
Inventories	(229,365)	(65,492)	(146,220)
Other current and non-current assets	3,132	(1,945)	(12,772)
Accounts payable and accrued expenses	51,091	(72,903)	(7,299)
Net cash provided by (used in) operating activities - continuing operations	(72,629)	15,107	(51,203)
Net cash provided by operating activities - discontinued operations	4,993	62,973	22,910
Net cash provided by (used in) operating activities	(67,636)	78,080	(28,293)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(517,856)	—	(569,028)
Purchases of property and equipment	(56,701)	(55,016)	(60,183)
Proceeds from sale of businesses	74,719	500,305	9,393
Other investing activities	(4,296)	(1,742)	(1,102)
Net cash provided by (used in) investing activities - continuing operations	(504,134)	443,547	(620,920)
Net cash provided by (used in) investing activities - discontinued operations	81,684	126,956	(5,803)
Net cash provided by (used in) investing activities	(422,450)	570,503	(626,723)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	7,707	74,259	83,851
Proceeds and expenses from issuance of Trust preferred shares, net	114,914	—	—
Purchase of treasury shares, net	(9,571)	(9,339)	—
Borrowings under credit facility	585,000	360,000	268,000
Repayments under credit facility	(475,000)	(515,000)	(113,000)
Issuance of Term Loan	—	—	400,000
Repayments - Term Loan	(10,000)	(10,000)	(5,000)
Distributions paid - common shares	(75,490)	(71,967)	(70,845)
Distributions paid - preferred shares	(25,458)	(24,181)	(24,181)
Net proceeds provided by noncontrolling shareholders	41,947	15,599	1,312
Net proceeds provided by noncontrolling shareholders - acquisitions	—	—	35,263
Purchase of noncontrolling interest	(4,490)	(41,297)	(1,957)
Distributions to noncontrolling shareholders	—	(11,745)	(11,292)
Distributions paid - Allocation Interests	(48,941)	(26,475)	—
Debt issuance costs	—	—	(5,276)
Other	(4)	(17)	10
Net cash provided by (used in) financing activities	100,614	(260,163)	556,885
Foreign currency impact on cash	(1,278)	786	(1,331)
Net increase (decrease) in cash and cash equivalents	(390,750)	389,206	(99,462)
Cash and cash equivalents — beginning of period (1)	450,477	61,271	160,733
Cash and cash equivalents — end of period	$59,727	$450,477	$61,271
(1) Includes cash from discontinued operations of $3.8 million at January 1, 2024, $8.5 million at January 1, 2023 and $14.3 million at January 1, 2022.

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “LLC”), was also formed on November 18, 2005. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings, LLC are referred to as the "Company". The Company was formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as amended and restated, the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as amended and restated, the “LLC Agreement”)) of the LLC and, pursuant to the LLC Agreement, the LLC has outstanding the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The LLC is a controlling owner of nine businesses, or operating segments, at December 31, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holdings, Inc. ("Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings, LLC (“Arnold”), FFI Compass, Inc. ("Altor Solutions" or "Altor") and SternoCandleLamp Holdings, Inc. (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note Q - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement").
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
Discontinued Operations
The Company completed the sale of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”) during the fourth quarter of 2024, Wheelhouse Holdings, Inc. ("Marucci") during the fourth quarter of 2023 and Compass AC Holdings, Inc. ("Advanced Circuits or "ACI") during the first quarter of 2023. The results of operations of Ergobaby are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2024, 2023 and 2022.The results of operations of Marucci and ACI are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2023 and 2022. Refer to "Note D - Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. These estimates are based on historical factors, management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2025 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Such changes could result in future impairment of goodwill, intangibles and long-lived assets, inventory obsolescence, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other things. Actual results could differ from those estimates.
Allocation Interests
The Company has issued Allocation Interests governed by the LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive the positive contribution based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in that business (a "Holding Event") and upon the sale of that business (a "Sale Event"). The payment to the Holders for a Sale Event is based on the pre-tax gain from the sale of the business, as part of the gain is allocated to the Holders and reduced by the tax that would be due on the sale transaction by the Company. Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by the Company's Board of Directors ("Board").
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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash account balances held in domestic financial institutions exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash or cash equivalents. At December 31, 2024 and 2023, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $24.1 million and $21.5 million, respectively.
Accounts receivable
Trade receivables are reported on the consolidated balance sheets at cost adjusted for any write-offs and net of an allowance for credit losses. The Company uses estimates to determine the amount of the allowance for credit losses in order to reduce accounts receivable to their estimated net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company’s estimate also includes analyzing existing economic conditions. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company's Lugano operating segment has adopted the practical expedient available under the revenue recognition accounting standard whereby for revenue contracts that have an original duration of one year or less, Lugano does not consider the time value of money and does not recognize a financing component on trade receivables where the period between the transfer of a promised good to a customer and the customer’s payment for that good will be one year or less.

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

The ranges of useful lives are as follows:

Buildings and improvements	5 to 40 years
Machinery and equipment	1 to 15 years
Office furniture, computers and software	1 to 10 years
Leasehold improvements	Shorter of useful life or lease term
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
A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded at December 31, 2024 which in total amounted to approximately $107.3 million. This deferred tax asset is net of $36.6 million of valuation allowance primarily associated with the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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
Earnings per common share
Basic and fully diluted earnings per Trust common share is computed using the two-class method which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share. The Company has granted Allocation Interests that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or a Sale Event, and has issued preferred shares that have rights to distributions when, and if, declared by the Company's Board.
The calculation of basic and fully diluted earnings per common share is computed by dividing income available to common shareholders by the weighted average number of Trust common shares outstanding during the period. Earnings per common share reflects the effect of distributions that were declared and paid to the Holders and distributions that were paid on preferred shares during the period.
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2024, 2023 and 2022.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $30.6 million, $24.6 million and $23.9 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $16.9 million, $13.9 million and $11.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these plans were $5.3 million, $4.6 million and $4.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company’s Arnold subsidiary maintains a defined benefit plan for certain of its employees which is more fully described in "Note I - Defined Benefit Plan". Accounting guidelines require employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as assets or liabilities in their

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income.
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
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans under which some form of stock compensation, typically stock options or profit interests, is issued to employees and outside directors of each subsidiary. The fair value of the awards are estimated on the date of grant using a pricing model and assumptions specific to the subsidiary that granted the stock award. During the years ended December 31, 2024, 2023 and 2022, $16.3 million, $9.5 million, and $10.5 million of stock based compensation expense was recorded in selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2024, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $55.6 million.
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard as of the year ended December 31, 2024, and applied it retrospectively to all prior periods presented (refer to "Note Q - Operating Segment Data").
Recently Issued Accounting Pronouncements
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance will require, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the nature, effect and underlying causes of each individual reconciling item disclosed in the rate reconciliation and the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The guidance will be effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact that this ASU will have when adopted and anticipates the ASU will likely result in additional disclosures in our consolidated financial statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40). This guidance will require the disclosure of disaggregation of certain relevant expenses included in the consolidated statements of operations. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods beginning December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.

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
In the second quarter of 2024, the purchase price allocation for The Honey Pot Co. was adjusted to reflect certain measurement period adjustments due to updated intangible asset valuation and an adjustment to deferred tax liabilities. Customer relationships was increased $24.3 million, with a corresponding decrease to goodwill. Deferred income tax liability increased $2.7 million, with a corresponding decrease to goodwill. In the third quarter of 2024, the purchase price of The Honey Pot Co. was adjusted to reflect the working capital settlement, additional purchase consideration of $0.5 million, and the related tax effect. The purchase price allocation for The Honey Pot Co. was finalized during the third quarter of 2024.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets recorded related to The Honey Pot Co. acquisition are as follows (in thousands):

Intangible Assets	Fair Value	Estimated Useful Lives

Tradename	225,000	18 years
Customer relationships	46,300	13 years
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
The customer relationships were considered the primary intangible asset and was valued at $209.1 million using a multi-period excess earnings method. The technology was valued at $49.1 million using a multi-period excess earnings methodology with an assumed obsolescence factor. The tradename was valued at $48.2 million using a multi-period excess earnings method. The multi-period excess earnings method assumes an asset has value to the extent that it enables its owners to earn a return in excess of the other assets utilized in the business.
Unaudited pro forma information
The following unaudited pro forma data for the years ended December 31, 2024 and 2023 gives effect to the acquisition of The Honey Pot Co. as described above, and the dispositions of Ergo, Marucci and ACI, as if these transactions had been completed as of January 1, 2023. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

	Years ended
(in thousands, except per share data)	December 31, 2024	December 31, 2023
Net sales	$2,208,904	$2,072,328
Gross profit	$1,006,694	$892,870
Operating income	$230,440	$82,515
Net income (loss) from continuing operations	$42,126	$(48,403)
Net income (loss) from continuing operations attributable to Holdings	$4,479	$(65,259)
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(1.26)	$(1.86)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other acquisitions
Altor Solutions
Lifoam - On October 1, 2024, Altor Solutions acquired 100% of the outstanding equity interests of Lifoam Industries LLC, a Delaware limited liability company (“Lifoam”) pursuant to a Purchase and Sale Agreement entered into on August 19, 2024 (the “Lifoam Acquisition”). Lifoam is a manufacturer and distributor of temperature-controlled shipping solutions. The purchase price was $137.8 million, excluding working capital and other adjustments to the purchase price. Altor incurred transaction costs of approximately $1.8 million, which are included in selling, general and administrative expense in the consolidated statement of operations. The acquisition and related transaction costs were funded through additional term loans of $143.7 million under the Altor intercompany credit agreement. The Company funded the additional intercompany loans used for the acquisition of Lifoam with a draw on the 2022 Revolving Credit Facility. Altor recorded a preliminary purchase price allocation of $19.9 million in goodwill, which is expected to be deductible for income tax purposes, $49.4 million in intangible assets comprised of $39.5 million in customer relationships and $9.9 million in tradenames, $24 million in capital asset step-up and $1.6 million in inventory step-up. The purchase price allocation is expected to be finalized in 2025.
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
Note D — Dispositions
Sale of Ergo
On December 27, 2024, the LLC, solely in its capacity as the representative of the holders of stock and options of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Ergobaby Merger Agreement”) with ERGO Acquisition LLC (“Ergo Acquiror”), Aloha Merger Sub LLC ( “Aloha Merger Sub”) and Ergobaby, to sell to Ergo Acquiror all of the issued and outstanding securities of Ergobaby, the parent company of the operating entity, The ERGO Baby Carrier, Inc., through a merger of Aloha Merger Sub with and into Ergobaby, with Ergobaby surviving the merger and becoming a wholly owned subsidiary of Acquiror (the “Ergobaby Merger”). On the same day, December 27, 2024, the parties completed the Ergobaby Merger pursuant to the Ergobaby Merger Agreement.
The sale price of Ergobaby was based on an enterprise value of $104 million and will be subject to certain adjustments based on matters such as transaction expenses of Ergobaby, the net working capital and cash and debt balances of Ergobaby at the time of the closing. The LLC owned approximately 82% of the outstanding stock of Ergobaby on a fully diluted basis prior to the Merger. After the allocation of the sales price to Ergobaby non-controlling equityholders and the payment of transaction expenses, the Company received approximately $99.1 million of total proceeds at closing. This amount was in respect of its debt and equity interests in Ergobaby (which was acquired by the Company on September 16, 2010) and the payment of accrued interest. The Company recorded a pre-tax gain on the sale of Ergobaby of $6.1 million. The proceeds from the Ergo sale were used to pay down outstanding debt under the Company’s Revolving Credit facility.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of Ergo for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2024 through disposition	Year ended December 31, 2023	Year ended December 31, 2022
Net sales	$93,213	$93,859	$88,435
Gross profit	60,091	60,320	54,430
Operating income (loss)	(5,461)	4,820	(16,814)
Income (loss) from operations before income taxes (1)	(5,526)	4,784	(16,830)
Provision (benefit) for income taxes	1,379	(1,308)	(4,274)
Income (loss) from discontinued operations (1)	$(6,905)	$6,092	$(12,556)
(1) The results of operations for the periods from January 1, 2024 through disposition and the years ended December 31, 2023 and 2022, each exclude $8.8 million, $8.7 million and $6.1 million, respectively, of intercompany interest expense.
The following table presents summary balance sheet information of Ergo that is presented as discontinued operations as of December 31, 2023 (in thousands):

December 31, 2023
Assets
Cash and cash equivalents	$3,793
Accounts receivable, net	10,058
Inventories, net	17,193
Prepaid expenses and other current assets	5,871
Current assets of discontinued operations	$36,915
Property, plant and equipment, net	1,279
Goodwill	41,521
Intangible assets, net	44,827
Other non-current assets	256
Non-current assets of discontinued operations	$87,883

Liabilities
Accounts payable	$2,323
Accrued expenses	6,013
Other current liabilities	650
Current liabilities of discontinued operations	$8,986
Deferred income taxes	1,249
Other non-current liabilities	28
Non-current liabilities of discontinued operations	$1,277
Noncontrolling interest of discontinued operations	$16,756
Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Marucci, a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. On November 14, 2023, the parties completed the Merger pursuant to the Agreement. The sale price of

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wheelhouse was based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. After the allocation of the sales price to Wheelhouse non-controlling equityholders and the payment of transaction expenses, we received approximately $484.0 million of total proceeds at closing of which $87.3 million related to the repayment of intercompany loans with the Company. We recorded a pre-tax gain on sale of Marucci of $241.4 million in the year ended December 31, 2023. In the first quarter of 2024, the LLC received a net working capital settlement of approximately $3.3 million related to Marucci, which was recognized as an additional gain on sale of discontinued operations, net of taxes, in the accompanying consolidated statement of operations.The proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Credit Facility and to fund an acquisition by Company.
Summarized results of operations of Marucci for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2023 through disposition	Year ended December 31, 2022
Net sales	$167,898	$165,411
Gross profit	94,891	83,628
Operating income	17,073	21,113
Income from operations before income taxes (1)	17,040	22,974
Provision (benefit) for income taxes	(2,467)	4,320
Income from discontinued operations (1)	$19,507	$18,654
(1) The results of operations for the periods from January 1, 2023 through disposition and the year ended December 31, 2022, each exclude $8.9 million and $7.0 million, respectively, of intercompany interest expense.
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
Summarized results of operations of ACI for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2023 through disposition	Year ended December 31, 2022
Net sales	$8,829	$89,503
Gross profit	3,663	41,064
Operating income	1,058	23,617
Income (loss) from operations before income taxes (1)	(2,464)	23,349
Provision (benefit) for income taxes	(1,073)	3,616
Income (loss) from discontinued operations (1)	$(1,391)	$19,733
(1) The results of operations for the periods from January 1, 2023 through disposition and the year ended December 31, 2022, each exclude $1.4 million and $6.7 million, respectively, of intercompany interest expense.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on sale of discontinued operations - income tax
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes. Prior to the Effective Date, the Trust was treated as a partnership for U.S. federal income tax purposes and the Trust’s items of income, gain, loss and deduction flowed through from the Trust to the shareholders, and the Trust shareholders were subject to income taxes on their allocable share of the Trust’s income and gains. After the Effective Date, the Trust is taxed as a corporation and is subject to U.S. federal corporate income tax at the Trust level. The election to be treated as a corporation for U.S federal income tax purposes, resulted in an approximate $328 million gain to the Trust for U.S. federal income tax purposes. This taxable capital gain should result in a basis step-up for the Trust after the Election. This basis step-up should provide a tax benefit to the Trust, as it should increase the Trust’s basis in its subsidiaries as of September 1, 2021, which in turn should reduce future gains, if and when the Trust divests such subsidiaries. The Trust filed for a Private Letter Ruling ("PLR"), with the Internal Revenue Service ("IRS") regarding the basis step-up and intends to reflect the basis step up on future tax returns unless the IRS disagrees with the Company's proposed treatment. Until the IRS issues a ruling on the PLR, the Company has concluded that a full reserve should be recorded for the stepped-up basis benefit and as a result, recorded an unrecognized tax benefit of $7.4 million that reduced the gain on Ergobaby in 2024, and $27.9 million that reduced the gain on sale of Advanced Circuits and Marucci in 2023. The sale of Ergobaby in the year ending December 31, 2024 resulted in a tax benefit of $9.9 million that increased the gain on the sale of Ergobaby. The Advanced Circuits and Marucci in the year ending December 31, 2023 was subject to income tax expense. Prior to the sale of Marucci in the fourth quarter of 2023, the Trust had sufficient net operating losses to offset the gain on sale of Advanced Circuits and did not record income tax expense. The sale of Marucci and the resulting gain that was recorded, combined with the gain on Advanced Circuits, utilized all of the Trust's net operating losses and resulted in taxable income in the fourth quarter of 2023. The Trust recorded income tax expense of $37.4 million that reduced the gain on sale of discontinued operations. The pre-tax gain on sale of Advanced Circuits and Marucci totaled $348.4 million, and was reduced by the $37.4 million in income tax expense and the $27.9 million in unrecognized tax benefits, resulting in the $283.0 million recorded as gain on sale of discontinued operations in the statement of operations in the year ending December 31, 2023.
Disposition of Crosman
On April 30, 2024, Velocity Outdoor entered into a stock purchase agreement to sell Crosman Corporation ("Crosman"), its airgun product division, to Daisy Manufacturing Company, for an enterprise value of approximately $63 million. The sale was completed on the same day. The Company recorded a loss of $24.6 million on the sale of Crosman in the quarter ended June 30, 2024, and a gain of $0.4 million in the third quarter of 2024 related to the working capital settlement. Velocity received net proceeds of approximately $61.9 million related to the sale of Crosman, which was used to repay amounts outstanding under its intercompany credit agreement. The results of operation of Crosman are included in the accompanying consolidated financial statements through the date of sale.

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
Certain sale transactions at our Lugano operating segment also include a non-monetary exchange of inventory with customers whereby the consideration received for the sale transaction has a non-cash component. The transaction price for a sale to a customer includes all cash and non-cash consideration. The non-cash consideration represents the non-monetary exchange of inventory and is measured at the fair-value of the exchanged item. The amount of non-monetary exchanges at Lugano was $154.9 million, $105.5 million and $38.0 million, respectively, in the years ended December 31, 2024, 2023 and 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year ended December 31, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$412,309	$34,648	$31,508	$17,653	$36,043	$532,161
BOA (1)	50,932	51	79,201	60,273	354	190,811
Lugano	465,095	301	2,603	1,032	1,635	470,666
PrimaLoft (1)	868	—	4,091	68,457	810	74,226
The Honey Pot Co.	104,485	—	—	—	104	104,589
Velocity	90,263	463	936	256	4,509	96,427
Altor	213,346	25,722	—	—	—	239,068
Arnold	119,056	396	41,505	7,799	3,081	171,837
Sterno	305,534	289	4,158	121	8,346	318,448
	$1,761,888	$61,870	$164,002	$155,591	$54,882	$2,198,233

	Year ended December 31, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$423,750	$26,718	$34,018	$17,313	$31,290	$533,089
BOA (1)	41,036	22	56,073	58,139	555	155,825
Lugano	304,761	—	3,102	73	385	308,321
PrimaLoft (1)	774	101	3,500	62,049	629	67,053
Velocity	156,853	1,141	4,393	617	9,186	172,190
Altor	204,598	33,432	—	—	—	238,030
Arnold	115,625	413	39,173	6,388	5,080	166,679
Sterno	312,239	1	3,354	10	8,226	323,830
	$1,559,636	$61,828	$143,613	$144,589	$55,351	$1,965,017

	Year ended December 31, 2022
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$384,911	$19,110	$34,389	$16,677	31,126	$486,213
BOA (1)	61,719	12	66,273	79,848	836	$208,688
Lugano	192,026	—	9,014	439	28	$201,507
PrimaLoft (1)	1,583	56	1,881	20,623	601	$24,744
Velocity	208,215	1,303	7,557	1,301	13,862	$232,238
Altor	233,158	28,180	—	—	—	$261,338
Arnold	105,899	456	38,602	6,490	2,368	$153,815
Sterno	340,510	15	2,746	86	8,795	$352,152
	$1,528,021	$49,132	$160,462	$125,464	$57,616	$1,920,695
(1) For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2024	2023
Raw materials and supplies	$117,894	$97,195
Work-in-process	61,874	25,516
Finished goods	816,962	628,742
	996,730	751,453
Less: obsolescence reserve	(34,322)	(28,259)
Total	$962,408	$723,194

Property, plant and equipment	December 31,
(in thousands)	2024	2023
Machinery and equipment	$269,367	$233,970
Office furniture, computers and software	72,721	66,244
Leasehold improvements	120,046	95,262
Buildings and land	11,375	12,816
Construction in process	24,807	15,197
	498,316	423,489
Less: accumulated depreciation	(253,570)	(232,206)
Total	$244,746	$191,283
Depreciation expense was approximately $43.9 million, $46.0 million and $39.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Balance at January 1, 2024	Acquisitions/Measurement Period Adjustments (1)	Goodwill Impairment	Balance at December 31, 2024
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Lugano	86,337	—	—	86,337
PrimaLoft	232,536	—	—	232,536
The Honey Pot Co.	—	107,039	—	107,039
Velocity Outdoor	8,182	—	(8,182)	—
Altor Solutions	91,130	23,489	—	114,619
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$859,907	$130,528	$(8,182)	$982,253
(1)    Acquisition of businesses during the year ended December 31, 2024 includes the acquisition of The Honey Pot Co. by the Company, and an add-on acquisition at Altor.

	Balance at January 1, 2023	Acquisitions/Measurement Period Adjustments	Goodwill Impairment	Balance at December 31, 2023
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Lugano	86,337	—	—	86,337
PrimaLoft	291,150	(804)	(57,810)	232,536
Velocity Outdoor	39,773	—	(31,591)	8,182
Altor Solutions	91,130	—	—	91,130
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$950,112	$(804)	$(89,401)	$859,907
Approximately $227.9 million of goodwill is deductible for income tax purposes at December 31, 2024.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 Annual Impairment Testing
The Company determined that the Velocity reporting unit required additional quantitative testing because we could not conclude that the fair value of the reporting unit exceeded its carrying value based on qualitative factors alone. For the reporting units that were tested only on a qualitative basis for the 2023 annual impairment testing, the results of the qualitative analysis indicated that it was more likely than not that the fair value exceeded the carrying value of these reporting units.
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
Interim Impairment Testing
2023 Interim Impairment Testing
PrimaLoft - The Company performed an interim impairment test of goodwill at PrimaLoft as of December 31, 2023. As a result of operating results that were below forecast amounts that were used as the basis for the purchase price allocation performed when PrimaLoft was acquired as well as the failure of certain financial covenants in the intercompany credit agreement as of December 31, 2023, the Company determined that a triggering event had occurred. The Company performed the quantitative impairment test using both an income approach and a market approach. The prospective information used in the income approach considered macroeconomic data, industry and reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for the PrimaLoft reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 11.3% The results of the quantitative impairment testing indicated that the fair value of the PrimaLoft reporting unit did not exceed its carrying value, resulting in goodwill impairment expense of $57.8 million in the year ended December 31, 2023.
Velocity Outdoor - The Company performed interim quantitative impairment testing of goodwill at Velocity at August 31, 2023. As a result of operating results that were below the forecast that we used in the quantitative impairment test of Velocity Outdoor at March 31, 2023, the Company determined that a triggering event had occurred at Velocity in the third quarter of 2023 and performed an interim impairment test as of August 31, 2023. The Company used an income approach for the impairment test, whereby we estimated the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a weighted average cost of capital of 17% in the income approach. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and Velocity's ability to execute on projected cash flows. Based on the results of the impairment test, the fair value of Velocity did not exceed its carrying value. The Company recorded goodwill impairment of $31.6 million during the year ended December 31, 2023.
The following is a summary of the net carrying amount of goodwill at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Goodwill - gross carrying amount	$1,137,580	$1,007,052
Accumulated impairment losses (1)	(155,327)	(147,145)
Goodwill - net carrying amount	$982,253	$859,907
(1) Comprised of accumulated goodwill impairment expense of $72.7 million at Velocity $24.9 million at Arnold and $57.8 million at PrimaLoft.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Lives
Customer relationships	$806,382	$(318,898)	$487,484	$748,972	$(275,152)	$473,820	13
Technology and patents	198,865	(78,175)	120,690	200,788	(65,043)	135,745	12
Trade names, subject to amortization	501,999	(92,603)	409,396	321,291	(83,644)	237,647	18
Non-compete agreements	1,588	(1,282)	306	1,588	(1,032)	556	5
Other contractual intangible assets	210	(210)	—	210	(210)	—	0
	1,509,044	(491,168)	1,017,876	1,272,849	(425,081)	847,768
Trade names, not subject to amortization	30,810	—	30,810	30,810	—	30,810
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,540,354	$(491,168)	$1,049,186	$1,304,159	$(425,081)	$879,078
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
The Company’s amortization expense of intangible assets for the years ended December 31, 2024, 2023 and 2022 totaled $99.8 million, $88.4 million and $77.2 million, respectively.
Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2025	$97,797
2026	$95,605
2027	$86,815
2028	$84,714
2029	$84,592
Note H – Debt
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2029 Senior Notes
On March 23, 2021, the Company consummated the issuance and sale of $1 billion aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes was October 15, 2021. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2029 Notes was used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026.
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
The following table provides the Company’s outstanding long-term debt and effective interest rates at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.60%	375,000	7.50%	385,000
2022 Revolving Credit Facility	7.62%	110,000		—
Unamortized premiums and debt issuance costs		(10,710)		(13,121)
Total debt		$1,774,290		$1,671,879
Less: Current portion, term loan facilities		(15,000)		(10,000)
Long-term debt		$1,759,290		$1,661,879
Annual maturities of the Company's debt obligations are as follows (in thousands):

2025	$15,000
2026	25,000
2027	445,000
2028	—
2029	1,000,000
2030 and thereafter	300,000
$1,785,000
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes debt issuance costs at December 31, 2024 and December 31, 2023, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2024	2023
Deferred debt issuance costs	$32,526	$32,526
Accumulated amortization	(17,797)	(13,779)
Deferred debt issuance costs, net	$14,729	$18,747

Balance sheet classification:
Other noncurrent assets	$4,019	$5,626
Long-term debt	10,710	13,121
	$14,729	$18,747
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2022 Credit Facility. The following table reflects required and actual financial ratios as of December 31, 2024 included as part of the affirmative covenants in the 2022 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	2.43:1:00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	0.92:1:00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	3.58:1:00
The Company exercised an option under our 2022 Credit Facility to increase our Consolidated Total Leverage Ratio to 5.75:1.00 as of December 31, 2022. This ratio declined to 5.50:1.00 on June 30, 2023, and to 5.00:1.00 on December 31, 2023.
A breach of any of these covenants will be an event of default under the 2022 Credit Facility. Upon the occurrence of an event of default under the 2022 Credit Facility, the 2022 Revolving Credit Facility may be terminated, and all outstanding loans and other obligations under the 2022 Credit Facility may become immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2022 Credit Facility. Any such event would materially impair the Company’s ability to conduct its business. As of December 31, 2024, the Company was in compliance with all covenants as defined in the 2022 Credit Facility.
Letters of credit
The 2022 Credit Facility allows for letters of credit in an aggregate face amount of up to $100 million. Letters of credit outstanding at December 31, 2024 and December 31, 2023 totaled $3.5 million and $2.2 million, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense
The following details the components of interest expense in each of the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022

Interest on credit facilities	$38,985	$37,269	$13,842
Interest on Senior Notes	67,500	67,500	67,500
Unused fee on Revolving Credit Facility	1,840	1,998	1,913
Other interest expense	403	363	276
Interest income	(2,045)	(1,951)	(49)
Interest expense, net	$106,683	$105,179	$83,482
Note I – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$13,847	$10,649
Service cost	538	369
Interest cost	243	257
Actuarial (gain)/loss	1,125	1,090
Plan amendment	(67)	(67)
Employee contributions and transfer	572	444
Benefits paid	(96)	1,037
Settlement	(342)	(1,139)
Foreign currency translation	(935)	1,207
Benefit obligation	$14,885	$13,847
Change in plan assets:
Fair value of assets, beginning of period	$11,426	$9,521
Actual return on plan assets	(600)	90
Company contribution	599	465
Employee contributions and transfer	572	444
Benefits paid	(96)	1,037
Settlement	(342)	(1,139)
Foreign currency translation	(821)	1,008
Fair value of assets	10,738	11,426
Funded status	$(4,147)	$(2,421)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unfunded liability of $4.1 million and $2.4 million at December 31, 2024 and 2023, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022

Service cost	$538	$369	$432
Interest cost	243	257	42
Expected return on plan assets	(201)	(184)	(73)
Amortization of unrecognized gain (loss)	(45)	(37)	(27)
Effect of settlement	47	(1)	(40)
Net periodic benefit cost	$582	$404	$334
Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2024 and 2023:

	December 31,
	2024	2023

Discount rate	1.05%	1.85%
Expected return on plan assets	1.05%	1.85%
Rate of compensation increase	3.00%	4.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.6 million to the defined benefit plan in 2025.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2025	$640
2026	793
2027	850
2028	964
2029	607
Thereafter	4,363
$8,217
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2024:

Fixed income bonds and securities	59%
Real estate	25%
Equities and investment funds	15%
Other investments	1%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2024 and 2023 were considered Level 3.
Note J — Stockholders' Equity
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
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Common Sales Agreement”) with B. Riley Securities, Inc. ("B. Riley Securities"), Goldman Sachs & Co. LLC ("Goldman") and TD Securities (USA) LLC (each a “Common Sales Agent” and, collectively, the “Common Sales Agents”). The Amended Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through or to the Common Sales Agents, as sales agent or principal, up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Common Sales Agreement, the shares may be offered and sold through each Common Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Common Sales Agreement amended and restated in its entirety the At Market Issuance Sales Agreement (collectively with the Amended Common Sales Agreement, the “Common Sales Agreement”), dated September 7, 2021, between the Company, B. Riley Securities and Goldman, which provided for the offer and sale of Trust common shares up to $500 million under the terms substantially same as those under the Amended Common Sales Agreement.
During the year ended December 31, 2024, the Company sold 381,957 Trust common shares under the Sales Agreement. For the same period, the Company received total net proceeds of approximately $8.4 million from these sales, and incurred approximately $0.1 million in commissions payable to the Sales Agents.

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
The Company incurred $0.6 million in total expenses related to the ATM program during the year ended December 31, 2024 and $0.2 million during both the years ended December 31, 2023 and 2022, respectively.
Share Repurchase Program
On October 15, 2024, the Board approved a share repurchase program authorizing the Company to repurchase, through December 31, 2024, subject to extension by the Board, up to $100 million of its outstanding common shares. The Company repurchased 416,320 shares for approximately $9.7 million during the year ended December 31, 2024. The share repurchase program expired on December 31, 2024.
In January 2023, the Board approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares. The Company repurchased 482,400 shares for approximately $9.2 million during the year ended December 31, 2023. The share repurchase program expired on December 31, 2023.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests.
At-the-market equity offering program - preferred shares
On September 5, 2024, the Company refreshed its at-the-market program for certain preferred shares of the Trust, which was initially established in the first quarter of 2024, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $200 million of the Trust’s 7.250% Series A Preferred Shares (the “Series A Preferred Shares”), 7.875% Series B Preferred Shares (the “Series B Preferred Shares”), and 7.875% Series C Preferred Shares (the “Series C Preferred Shares” and together with the Series A Preferred Shares, the Series B Preferred Shares, and the Series C Preferred Shares, the “Preferred Shares”), each representing beneficial interests in the Trust. The at-the-market program for preferred shares of the Trust was initially established on March 20, 2024 and allowed for the issuance and sale of up to $100 million of the Trust’s preferred shares.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the activity in the preferred share ATM program during the year ended December 31, 2024 (in thousands, except share data):

	Twelve Months Ended December 31, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	550,736	$12,832	$264
Series B Preferred Shares	2,192,267	51,481	1,062
Series C Preferred Shares	2,154,081	50,821	1,074
Total	4,897,084	$115,134	$2,400
The Company incurred approximately $0.3 million in total costs related to the preferred share ATM program during the year ended December 31, 2024.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Board on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at December 31, 2024, $1.5 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Board on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 at a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the then applicable three-month LIBOR (or a successor rate) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At December 31, 2024, $1.3 million of

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Series A Preferred Shares
On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Board, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the Board does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Board does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series A Preferred Shares.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocation Interests
The holders of the Allocation Interests (“Holders”), through Sostratus LLC, are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of the sale of a material amount of capital stock or assets of one of the Company’s businesses (“Sale Event”) or, at the option of the Holders, at each five year anniversary date of the acquisition of one of the Company’s businesses (“Holding Event”). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Board.
The following is a summary of the profit allocation payments made to the Holders of the Allocation Interest for Sale Events and Holding Events during the years ended December 31, 2024 and 2023. There were no profit allocation payments during the year ended December 31, 2022.
Year ended December 31, 2024
•The sale of Ergobaby in December 2024 represented a Sale Event, however the calculation of the profit allocation payment resulted in a negative amount therefore no profit allocation payment was due to the Holders. The negative amount will offset future profit allocation payments due to the Holders.
•The sale of Marucci in November 2023 represented a Sale Event and the Board approved a distribution of $48.9 million in the first quarter of 2024 (refer to Note D - "Dispositions"). This distribution was paid to the Holders of the Allocation Interests in the first quarter of 2024.
Year ended December 31, 2023
•The sale of Advanced Circuits in February 2023 represented a Sale Event and the Board approved a distribution of $24.4 million paid to the Holders of the Allocation Interests in the second quarter of 2023 (refer to Note D - "Dispositions").
•The Board approved a distribution of $2.1 million paid to the Holders of the Allocation Interests related to various sale proceeds received related to previous Sale Events. These distributions were in the second quarter of 2023.
Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income from continuing operations attributable to Holdings to net income (loss) from continuing operations attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2024	2023	2022

Net income (loss) from continuing operations attributable to Holdings	$4,872	$(61,251)	$2,421
Less: Distributions paid - Allocation Interests	48,941	26,475	—
Less: Distributions paid - Preferred Shares	25,458	24,181	24,181
Less: Accrued distributions - Preferred Shares	4,319	2,869	2,869
Net loss from continuing operations attributable to common shares of Holdings	$(73,846)	$(114,776)	$(24,629)
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2024, 2023 and 2022 is calculated as follows:

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net loss from continuing operations attributable to common shares of Holdings	$(73,846)	$(114,776)	$(24,629)
Less: Effect of contribution based profit—Holding Event	20,821	15,424	13,032
Loss from continuing operations attributable to common shares	$(94,667)	$(130,200)	$(37,661)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from discontinued operations attributable to Holdings	$7,936	$307,537	$33,966
Less: Effect of contribution based profit	—	—	3,105
Income from discontinued operations of Holdings attributable to common shares	$7,936	$307,537	$30,861

Basic and diluted weighted average common shares of Holdings outstanding	75,454	72,105	70,715

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(1.25)	$(1.81)	$(0.53)
Discontinued operations	0.11	4.27	0.43
	$(1.14)	$2.46	$(0.10)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2024 - December 31, 2024 (1)	$0.25	$18,809	January 16, 2025	January 23, 2025
July 1, 2024 - September 30, 2024	$0.25	$18,913	October 17, 2024	October 24, 2024
April 1, 2024 - June 30, 2024	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024
October 1, 2023 - December 31, 2023	$0.25	$18,818	January 18, 2024	January 25, 2024
July 1, 2023 - September 30, 2023	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023
October 1, 2022 - December 31, 2022	$0.25	$18,051	January 19, 2023	January 26, 2023
July 1, 2022 - September 30, 2022	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022

Series A Preferred Shares:
October 30, 2024 - January 29, 2025 (1)	$0.453125	$2,062	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.453125	$1,930	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Shares:
October 30, 2024 - January 29, 2025 (1)	$0.4921875	$3,048	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,347	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$1,969	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022

Series C Preferred Shares:
October 30, 2024 - January 29, 2025 (1)	$0.4921875	$3,324	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,690	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$2,264	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
(1) This distribution was     declared on January 3, 2025.
Note K — Income Taxes
Components of the Company's income (loss) before taxes are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022

Domestic (including U.S. exports)	$41,665	$(59,397)	$20,495
Foreign subsidiaries	49,645	37,208	37,086
	$91,310	$(22,189)	$57,581

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the Company’s income tax provision are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022

Current taxes
Federal	$43,115	$25,713	$21,744
State	9,402	5,407	5,639
Foreign	14,374	11,318	10,961
Total current taxes	66,891	42,438	38,344
Deferred taxes:
Federal	(16,615)	(19,151)	1,841
State	(1,331)	(798)	2,834
Foreign	67	150	(1,652)
Total deferred taxes	(17,879)	(19,799)	3,023
Total tax provision	$49,012	$22,639	$41,367
The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are as follows:

	December 31,
(in thousands)	2024	2023

Deferred tax assets:
Tax credits	$3,411	$5,023
Accounts receivable and allowances	1,063	1,093
Net operating loss carryforwards	14,662	9,803
Accrued expenses	8,133	6,420
Interest expense limitation carryforwards	27,095	16,776
Lease liabilities	49,988	46,167
Inventory	10,911	8,818
Stock based compensation	6,050	4,380
Capitalized research & development expenses	9,474	4,245
Capital loss on sale of Crosman	11,260	—
Other	1,866	3,568
Total deferred tax assets	$143,913	$106,293
Valuation allowance (1)	(36,599)	(6,816)
Net deferred tax assets	$107,314	$99,477
Deferred tax liabilities:
Intangible assets	$(159,174)	$(154,025)
Property and equipment	(22,672)	(23,276)
Repatriation of foreign earnings	(38)	(38)
Prepaid and other expenses	(1,256)	(842)
Right of use assets	(44,122)	(40,178)
Total deferred tax liabilities	$(227,262)	$(218,359)
Total net deferred tax liability	$(119,948)	$(118,882)

(1)Primarily relates to the Trust and 5.11, Arnold and Velocity operating segments.
As of December 31, 2024 and 2023, the Company had approximately $227.3 million and $218.4 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
At December 31, 2024 and 2023, the Company had U.S. Federal net operating loss carryforwards of approximately $40.6 million and $19.2 million, respectively. Approximately $10.6 million of these carryforwards will expire, if not utilized, beginning in 2036. The remaining balance of the Company's U.S. Federal net operating loss carryforwards do not expire and are subject to utilization limitations based on a percentage of taxable income in a given year. As of December 31, 2024 and 2023, the Company had net operating loss carryforwards for state income tax purposes of $50.6 million and $46.1 million, respectively. The Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2026. As of December 31, 2024 and 2023, the Company had foreign net operating loss carryforwards of $11.0 million and $10.2 million, respectively. The foreign net operating loss carryforwards will expire, if not utilized, beginning in 2024. As of December 31, 2024, the Company had Federal capital loss carryforwards of $47.5 million. The Federal capital loss carryforwards will expire in 2029 if not utilized. As of December 31, 2024, the Company had State capital loss carryforwards of $0.5 million. The State capital loss carryforwards will expire in 2044 if not utilized.
As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of $0.2 million and $1.7 million, respectively. The research and development tax credit carryforwards will expire beginning in 2044 if not utilized. As of December 31, 2024 and 2023, the Company had foreign tax credit carryforwards of $2.0 million and $2.8 million, respectively. The foreign tax credit carryforwards will expire beginning in 2031 if not utilized. As of December 31, 2024 and 2023, the Company had state tax credit carryforwards, consisting mostly of California business tax credits of $0.8 million and $1.1 million, respectively. The California business tax credit carryforwards will expire, if not utilized, beginning in 2025.
As of December 31, 2024 and 2023, the Company had a valuation allowance related to the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $36.6 million and $6.8 million, respectively. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2024, 2023 and 2022 are as follows:

	Year ended December 31,
	2024	2023	2022
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	5.6	(14.3)	7.7
Foreign income taxes	4.4	(19.3)	3.8
Impact of subsidiary employee stock options	0.5	16.0	0.2
Non-deductible acquisition costs	0.5	0.1	0.9
Impairment expense	1.6	(70.7)	—
Non-recognition of various carryforwards at subsidiaries	22.4	(6.7)	27.6
United States tax on foreign income	(1.9)	(1.2)	0.6
Dividend (net of dividend received deduction)	(0.8)	(42.1)	5.5
Utilization of tax credits	(5.4)	20.0	(13.0)
Tax effect – loss on sale of Crosman	5.7	—	—
Effect of classification of assets held for sale	—	—	14.9
Other	0.1	(4.8)	2.6
Effective income tax rate	53.7%	(102.0)%	71.8%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the amount of unrecognized tax benefits for 2024, 2023 and 2022 are as follows (in thousands):

Balance at January 1, 2022	$1,254
Additions for current years’ tax positions	91
Additions for prior years’ tax positions	15
Reductions for prior years’ tax positions	(71)
Reductions for expiration of statute of limitations	$(73)
Balance at December 31, 2022	$1,216
Additions for current years’ tax positions	28,325
Additions for prior years’ tax positions	33
Reductions for prior years' tax positions	(184)
Reductions for expiration of statute of limitations	(68)
Balance at December 31, 2023	$29,322
Additions for current years’ tax positions	7,802
Additions for prior years’ tax positions	—
Reductions for prior years' tax positions	(25)
Reductions for expiration of statute of limitations	(73)
Balance at December 31, 2024	$37,026
The unrecognized tax benefits are recorded in the consolidated balance sheet in other noncurrent liabilities. Included in the unrecognized tax benefits at December 31, 2024 and 2023 is $1.6 million and $1.3 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. Also included in the unrecognized tax benefits at December 31, 2024 and 2023 are $7.4 million and $27.9 million, respectively, of unrecognized tax benefits that, if recognized, would not affect the Company's effective tax rate but would result in an adjustment to discontinued operations in future periods. The $7.4 million in unrecognized tax benefits is recorded as a reduction to the gain on sale related to the sale of our Ergobaby subsidiary in the year ended December 31, 2024. The $27.9 million in unrecognized tax benefits is recorded as a reduction to the gain on sale related to the sale of our ACI and Marucci subsidiaries in the year ended December 31, 2023. If recognized, the tax benefit would result in additional gain on sale of discontinued operations.
The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2024, 2023 and 2022 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2019 through 2024 tax years generally remain subject to examinations by the taxing authorities.
Note L — Fair Value Measurement
There were no assets or liabilities measured on a recurring basis as of December 31, 2024 or December 31, 2023.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no assets or liabilities Level 3 fair value measurements during 2024. A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements during the year ended December 31, 2023 is as follows:

Year ended December 31,
(in thousands)	2023

Balance at January 1st	$(1,442)
Termination of put option of noncontrolling shareholder - 5.11(1)	142
Adjustment to contingent consideration - King's Camo(2)	25
Payment of contingent consideration - Kings's Camo(2)	1,275
Balance at December 31st	$—
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
Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2024
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$272,250
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$952,500
2022 Term Loan
At December 31, 2024, the carrying value of the principal under the Company's outstanding 2022 Term Loan, including the current portion, was $375 million, which approximates fair value because it bears interest at a variable

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate that reflects changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2022 Term Loan is classified as Level 2 in the fair value hierarchy.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2024 and December 31, 2023. Refer to "Note G – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below. There were no assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2022.

					Expense
	Fair Value Measurements at December 31, 2024				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182

					Expense
	Fair Value Measurements at December 31, 2023				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
Goodwill - Velocity	$8,182			$8,182	$31,591
Goodwill - PrimaLoft	$232,536			$232,536	$57,810
Note M — Noncontrolling Interest
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.
The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2024, 2023 and 2022 and related noncontrolling interest balances as of December 31, 2024 and 2023:

	% Ownership (1) December 31, 2024		% Ownership (1) December 31, 2023		% Ownership (1) December 31, 2022
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.6	86.9	97.2	88.9	97.7	88.3
BOA	91.7	83.0	91.8	83.2	91.8	83.5
Lugano	59.9	55.0	59.9	55.5	59.9	55.2
PrimaLoft	90.7	84.7	90.7	83.1	90.7	83.7
The Honey Pot Co.	84.8	77.2	N/a	N/a	N/a	N/a
Velocity	99.4	93.3	99.4	87.7	99.4	87.7
Altor	99.3	90.2	99.3	89.8	99.8	88.2
Arnold	98.0	85.8	98.0	85.5	98.0	85.5
Sterno	98.5	91.6	99.4	87.6	99.4	90.7

(1)The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Noncontrolling Interest Balances
(in thousands)	December 31, 2024	December 31, 2023
5.11	$15,104	$15,350
BOA	15,103	8,316
Lugano	145,722	105,425
PrimaLoft	32,133	30,736
The Honey Pot Co.	41,869	—
Velocity	6,824	6,770
Altor	6,283	5,354
Arnold	1,667	1,707
Sterno	1,466	2,117
Allocation Interests	100	100
	$266,271	$175,875

Note N — Supplemental Data
Supplemental Balance Sheet Data (in thousands):

Summary of accrued expenses	December 31,
	2024	2023

Accrued payroll and fringe benefits	$38,536	$41,182
Accrued taxes	11,467	13,329
Income taxes payable	7,440	3,878
Accrued interest	21,977	19,447
Accrued rebates and discounts	12,298	9,868
Warranty payable	1,121	1,258
Accrued inventory	74,323	33,478
Deferred revenue	8,284	7,350
Other accrued expenses	22,383	21,653
Total	$197,829	$151,443

Warranty liability	Year ended December 31,
	2024	2023

Beginning balance	$1,258	$1,346
Accrual	2,332	3,387
Warranty payments	(2,469)	(3,475)
Ending balance	$1,121	$1,258

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Statement of Operations Data (in thousands):

Other income (expense), net	Year ended December 31,
	2024	2023	2022
Foreign currency gain (loss)	$781	$(819)	$(1,163)
Loss on sale of capital assets	(885)	(890)	(2,576)
Sublease income	476	1,434	1,330
Loss on equity method investment	(1,709)	—	—
Other income (expense)	(2,565)	2,054	94
	$(3,902)	$1,779	$(2,315)
Supplemental Cash Flow Statement Data (in thousands):

	Year ended December 31,
	2024	2023	2022

Interest paid	$105,734	$108,418	$75,755
Taxes paid	$61,889	$79,142	$24,607
Investments
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2024, 2023 and 2022.
Altor Solutions
In September 2020, Altor invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment was accounted for as an equity method investment. In 2024, Altor acquired the remaining equity interests in Rational Packaging, LLC and began accounting for Rational Packaging as a consolidated entity. Gains and losses from the investment were not material for the years ended December 31, 2024, 2023 and 2022.
Note O — Commitments and Contingencies
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the years ending December 31, 2024, 2023 or 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of lease liabilities at December 31, 2024 having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

	Operating	Finance	Total
2025	$53,048	$719	$53,767
2026	53,868	719	54,587
2027	45,721	7,040	52,761
2028	35,389	—	35,389
2029	26,003	—	26,003
Thereafter	70,674	—	70,674
Total undiscounted lease payments	$284,703	$8,478	$293,181
Less: Interest	67,946	1,570	69,516
Present value of lease liabilities	$216,757	$6,908	$223,665
The Company’s rent expense for the fiscal years ended December 31, 2024, 2023 and 2022 totaled $53.9 million, $50.3 million and $41.9 million, respectively. The Company entered into a finance lease during the year ended December 31, 2024. The amortization and interest related to this lease was not material in 2024.
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
The weighted average remaining lease terms and discount rates for all of our leases were as follows:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating Leases	6.05	6.77
Finance Leases	2.33	N/a
Weighted-average discount rate
Operating Leases	8.90%	8.5%
Finance Leases	9.90%	N/a

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2024	December 31, 2023

Assets:
Operating lease right-of-use assets	Other non-current assets	$191,639	$177,323
Finance lease right-of-use assets	Other non-current assets	6,882	—
		$198,521	$177,323
Liabilities:
Operating lease liabilities - current	Other current liabilities	$38,180	$28,997
Operating lease liabilities - non-current	Other non-current liabilities	178,577	173,558
Finance lease liabilities - current	Other current liabilities	42	—
Finance lease liabilities - non-current	Other non-current liabilities	6,866	—
		$223,665	$202,555
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,688	$39,806
Operating cash flows from finance leases	447	—
Financing cash flows from finance leases	21	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,477	$61,560
Finance leases	6,883	—
Legal Proceedings
In the normal course of business, the Company and its subsidiaries are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, the Company does not believe that any unfavorable outcomes will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Exit Costs
During 2024, Arnold relocated two of its facilities located in Marengo, Illinois into one combined facility in Woodstock, Illinois. Arnold recorded $9.9 million in exit costs related to the move of which $9.3 million is recorded in selling, general and administrative expense and $0.6 million is recorded in costs of revenues in the consolidated statement of operations in the year ended December 31, 2024. An additional $2.9 million in expense was incurred related to the move to the new facility that were not classified as exit costs, for total expense of approximately $13.0 million in the year ended December 31, 2024. The exit from the Marengo facility was substantially complete at December 31, 2024.
Note P — Related Party Transactions
The LLC has entered into related party transactions with its Manager, CGM, including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Services Agreement
The LLC entered into a MSA with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a the managing member of CGM. The MSA, as in effect for fiscal year 2024, provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly and equal to 0.5% of the LLC’s adjusted net assets, as defined in the MSA. The management fee is required to be paid prior to the payment of any distributions to shareholders.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2024	2023	2022

5.11	$1,000	$1,000	$1,000
BOA	1,000	1,000	1,000
Lugano	750	750	750
PrimaLoft	1,000	1,000	500
The Honey Pot Co.	750	—	—
Velocity	500	500	500
Altor Solutions	750	750	750
Arnold	500	500	500
Sterno	500	500	500
Corporate	68,017	61,945	56,604
	$74,767	$67,945	$62,104
Approximately $18.0 million and $16.0 million of the management fees incurred were unpaid as of December 31, 2024 and 2023, respectively, and are reflected in "Due to related party" on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive the positive contribution-based profit allocation payment for each of the business acquisitions during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (Holding Event) and upon the sale of the business (Sale Event). Holders received $48.9 million and $26.5 million in distributions related to Sale and Holding Events that occurred during 2024 and 2023, respectively. There were no profit allocation payments during the year ended December 31, 2022. Refer to "Note J - Stockholders' Equity" for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 54.0% of the Allocation Interests at December 31, 2024 and 62.0% at December 31, 2023. Of the remaining 46.0% at December 31, 2024 and 38.0% at December 31, 2023, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by a former director on the Board, and the remaining percentage of Allocation Interests are held by the former founding partners and certain former employees of the Manager.

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
PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft paid CGM a total integration services fee of $4.8 million, paid quarterly over a twelve-month period ended June 30, 2023.
During the years ended December 31, 2024, 2023 and 2022, CGM received $2.6 million, $2.4 million, and $4.1 million, respectively, in total integration service fees. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statement of operations in the period in which they are incurred.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $8.8 million, $6.4 million, and $6.5 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2024, 2023 and 2022, 5.11 purchased approximately $1.4 million, $1.7 million, and $2.0 million, respectively, in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2024 and 2023 and 2022, BOA purchased approximately $48.1 million, $42.1 million and $56.1 million, respectively, from this supplier.
Lugano
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in 2024. During the year ended December 31, 2024, Lugano purchased approximately $7.0 million in inventory from the vendor.
Note Q — Operating Segment Data
At December 31, 2024, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•BOA, creator of the revolutionary, award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has offices in Austria, China, South Korea, and Japan.
•Lugano is a leading designer, manufacturer and marketer of high-end, one-of-a-kind jewelry sought after by some of the world’s most discerning clientele. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with influential organizations in the equestrian, art and philanthropic community. Lugano is headquartered in Newport Beach, California.
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
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Altor is headquartered in St. Louis, Missouri and operates 23 molding and fabricating facilities across North America.
•Arnold is a global solutions provider and manufacturer of engineered magnetic solutions for a wide range of specialty applications and end-markets, including aerospace and defense, general industrial, motorsport/

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transportation, oil and gas, medical, energy, semiconductor and advertising specialties. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors (Ramco), precision foil products (Precision Thin Metals), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Based on its long-term relationships, Arnold has built a diverse and blue-chip customer base totaling more than 2,000 customers and leading systems-integrators worldwide with a focus on North America, Europe, and Asia. Arnold has built a preferred rare earth supply chain and has leading rare earth and other permanent magnet production capabilities. Arnold is headquartered in Rochester, New York.
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
The function of chief operating decision-maker (“CODM”) is performed collectively by our Chief Executive Officer, the Chief Operating Officer and the partners of the Company’s Manager, CGM. The CODM evaluates financial results by segment, utilizing segment operating income to assess performance and allocate resources. The allocation of resources to operating segments may include, but is not limited to, debt financing through the Company's intercompany credit agreements with its operating segments to fund working capital needs, purchases of capital equipment and add-on acquisitions. The primary resource allocation process occurs predominantly in the annual budget and forecasting process. The CODM then reviews and considers budget-to-actual variances on a monthly basis for segment operating income in order to determine whether to make any adjustments to capital allocations.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Segment profit is determined based on internal performance measures used by the CODM to assess the performance of each business. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. In comparison to the Consolidated Statement of Operations, selling, general and administrative expense is exclusive of stock-based compensation and acquisition costs, which are categorized to Other. Corporate consists of corporate overhead and management fees to CGM that are not allocated the Company's reportable segments. There were no significant inter-segment transactions.
Summary of Operating Segments

Year ended December 31, 2024
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$532,161	$190,811	$470,666	$74,226	$104,589	$96,427	$239,069	$171,837	$318,448	$2,198,234
Cost of revenues	258,941	71,593	184,472	27,660	53,335	70,074	172,801	125,733	233,265	1,197,874
Selling, general and administrative expense	222,560	49,590	94,730	18,346	32,517	25,070	30,235	35,538	37,495	546,081
Other (1)	11,814	22,462	8,306	24,196	20,626	15,440	14,285	3,017	16,242	136,388
Total segment operating income (loss)	38,846	47,166	183,158	4,024	(1,889)	(14,157)	21,748	7,549	31,446	317,891
Corporate										(87,760)
Total consolidated operating income										230,131
Interest expense, net										(106,683)
Amortization of debt issuance costs										(4,018)
Loss on sale of Crosman										(24,218)
Other income (expense), net										(3,902)
Total consolidated income from continuing operations before income taxes										$91,310

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, acquisition costs at THP and Altor, and goodwill impairment expense of $8.2 million for Velocity.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2023
(in thousands)	5.11	BOA	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$533,089	$155,825	$308,321	$67,053	$172,190	$238,030	$166,679	$323,830	$1,965,017
Cost of revenues	255,788	62,787	134,775	25,038	127,029	164,414	116,867	245,316	1,132,014
Selling, general and administrative expense	219,679	46,004	66,057	18,469	35,401	27,680	25,198	35,852	474,340
Other (1)	10,923	19,743	7,183	80,603	42,588	11,370	3,027	17,810	193,247
Total segment operating income (loss)	46,699	27,291	100,306	(57,057)	(32,828)	34,566	21,587	24,852	165,416
Corporate									(80,167)
Total consolidated operating income									85,249
Interest expense, net									(105,179)
Amortization of debt issuance costs									(4,038)
Other income (expense), net									1,779
Total consolidated loss from continuing operations before income taxes									$(22,189)

(1)    Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, and goodwill impairment expense of $57.8 million at PrimaLoft and $31.6 million at Velocity.

Year ended December 31, 2022
(in thousands)	5.11	BOA	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$486,213	$208,688	$201,507	$24,744	$232,238	$261,338	$153,815	$352,152	$1,920,695
Cost of revenues	229,206	81,921	102,910	11,019	169,552	203,309	109,431	284,725	1,192,073
Selling, general and administrative expense	202,198	49,757	38,781	9,695	32,674	21,494	24,320	29,750	408,669
Other (1)	11,278	19,200	6,801	17,862	11,051	11,944	3,364	17,876	99,376
Total segment operating income (loss)	43,531	57,810	53,015	(13,832)	18,961	24,591	16,700	19,801	220,577
Corporate									(72,925)
Total consolidated operating income									147,652
Interest expense, net									(83,482)
Amortization of debt issuance costs									(3,740)
Loss on debt extinguishment									(534)
Other income (expense), net									(2,315)
Total consolidated income from continuing operations before income taxes									$57,581

(1)    Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, and acquisition costs at PrimaLoft, Velocity and Altor.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2024	2023	2022

5.11	$22,439	$25,714	$22,742
BOA	20,795	22,659	21,751
Lugano	9,106	7,413	5,648
PrimaLoft	21,004	21,155	9,664
The Honey Pot Co.	15,022	—	—
Velocity Outdoor	8,024	13,100	13,030
Altor Solutions	19,631	16,495	16,157
Arnold	9,215	8,279	7,878
Sterno	18,415	19,541	19,842
Total	143,651	134,356	116,712
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and debt premiums	4,018	4,038	3,740
Consolidated total	$147,669	$138,394	$120,452

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2024	2023	2024 (1)	2023 (1)
5.11	$59,461	$50,452	$413,831	$398,050
BOA	2,357	1,368	219,283	243,243
Lugano	237,861	124,776	747,441	510,484
PrimaLoft	1,871	1,381	268,527	288,212
The Honey Pot Co.	18,579	—	284,208	—
Velocity	7,815	24,458	90,736	207,609
Altor Solutions	45,734	35,232	309,174	186,683
Arnold	24,912	25,977	126,035	110,883
Sterno	52,284	51,740	145,647	174,166
Sales allowance accounts	(6,488)	(7,201)	—	—
Total	444,386	308,183	2,604,882	2,119,330
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets (2)	—	—	20,901	404,762
Assets of discontinued operations	—	—	—	124,798
Total	$444,386	$308,183	$2,625,783	$2,648,890
(1)    Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note G - Goodwill and Intangible Assets" for a schedule of goodwill by segment.
(2)     Corporate assets at December 31, 2023 consists primarily of cash related to the proceeds received from the sale of Marucci in November 2023.
Geographic Information
Net Revenues
Revenues are attributable to countries based on the location of customers. Revenue attributable to any individual foreign country was not material in 2024, 2023 or 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2024	2023(1)
United States	$2,522,586	$2,432,343
Europe	64,046	58,270
Other international	39,150	33,038
Total identifiable assets	$2,625,782	$2,523,651

(1) Does not include assets of discontinued operations for the year ended December 31, 2023.
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

(in thousands)	December 31, 2024 (4)	September 30, 2024 (3)	June 30, 2024 (3)	March 31, 2024 (1) (2)
Total revenues	$620,255	$560,868	$514,038	$503,072
Gross profit	271,017	260,753	240,721	227,869
Operating income (loss)	60,573	71,203	58,781	39,574
Income (loss) from continuing operations	8,594	22,560	(20,636)	(5,646)
Income (loss) from discontinued operations	(5,285)	(496)	1,107	653
Gain on sale of discontinued operations, net of tax	8,612	—	—	3,345
Net income (loss) attributable to Holdings	$11,921	$22,064	$(19,529)	$(1,648)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.10)	$0.09	$(0.46)	$(0.90)
Discontinued operations	0.04	(0.01)	0.01	0.05
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.06)	$0.08	$(0.45)	$(0.85)
(1) The Company sold its Marucci operating segment in the fourth quarter of 2023. In the first quarter of 2024, the LLC received a net working capital settlement of approximately $3.3 million related to Marucci, which was recognized as an additional gain on sale of discontinued operations, net of taxes. All prior periods are presented as discontinued operations.
(2)    The Company recorded goodwill impairment of $8.2 million in the first quarter of 2024. Refer to "Note G - Goodwill and Intangible Assets" for further description.
(3)     The Company recorded a loss of $24.6 million on the sale of Crosman in the second quarter of 2024, and a gain of $0.4 million in the third quarter of 2024 related to the working capital settlement.
(4) The Company sold its Ergo operating segment in the fourth quarter of 2024, recording a pre-tax gain on sale of $6.1 million. All prior periods are presented as discontinued operations.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2023 (1) (2) (3)	September 30, 2023 (1) (2)	June 30, 2023 (1)	March 31, 2023 (1)
Total revenues	$544,915	$497,847	$460,740	$461,515
Gross profit	231,943	210,274	199,837	190,949
Operating income	(4,592)	16,085	39,587	34,169
Income (loss) from continuing operations	(39,891)	(21,661)	4,026	(3,725)
Income from discontinued operations	(2,202)	10,233	5,348	11,133
Gain on sale of discontinued operations, net of tax	179,530	1,274	4,232	97,989
Net income (loss) attributable to Holdings	$137,437	$(10,154)	$13,606	$105,397

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.75)	$(0.48)	$(0.47)	$(0.20)
Discontinued operations	2.45	0.15	0.12	1.49
Basic and fully diluted income (loss) per share attributable to Holdings	$1.70	$(0.33)	$(0.35)	$1.29
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
(2)    The Company recorded goodwill impairment of $32.6 million in the third quarter of 2023 and $56.8 million in the fourth quarter of 2023. Refer to "Note G - Goodwill and Intangible Assets" for further description.
(3) The Company sold its Marucci operating segment in the fourth quarter of 2023, recording a pre-tax gain on sale of $241.4 million. We recorded an income tax provision related to the gain on sale of both Marucci and ACI of $65.3 million, which includes a uncertain tax position reserve of $27.9 million. Refer to Note K - Income Taxes for a description of the reserve. All prior periods are presented as discontinued operations.
Note S - Subsequent Events
Amendment of Credit Agreement
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment (the “Amendment”) to its existing Credit Agreement (as defined below). The Amendment was by and among the LLC, the lenders party thereto (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders (the “Administrative Agent”).
The Amendment modifies the LLC’s Third Amended and Restated Credit Agreement, dated as of July 12, 2022, as amended, among the LLC, the Lenders, the Administrative Agent and the other financial institutions party thereto (the “Credit Agreement”), to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million (the “Incremental Term Loan”) on the date of the Amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million (the “Incremental Delayed Draw Term Loan Commitments,” and the loan drawn thereunder is referred to herein as the “Incremental Delayed Draw Term Loan”), which may be reduced or terminated by the LLC upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan will be used for new acquisitions, working capital, capital expenditures and other general corporate purposes.
The Incremental Term Loan, along with the existing term loan under the Credit Agreement, will require quarterly repayments of principal amounts ranging from $3.75 million to $11.25 million, commencing March 31, 2025, with a final payment of principal and interest due on July 12, 2027.
The LLC will pay to the Administrative Agent, for the account of each Lender in accordance with its applicable percentage of the Incremental Delayed Draw Term Loan Commitments, a commitment fee equal to the product of (i) a rate ranging from 0.25% to 0.45% per annum, based on the Consolidated Total Leverage Ratio, times (ii) the actual daily amount by which the Incremental Delayed Draw Term Loan Commitments exceed the Incremental Delayed Draw Term Loan. Such commitment fee only accrues during the period when the Incremental Delayed Draw Term Loan Commitments are available (the “Availability Period”), which is the period from January 9, 2025 to

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the earlier of (a) July 9, 2025 and (b) the date on which the Incremental Delayed Draw Term Loan Commitments have been terminated.
Commencing on the first quarter ending after the earlier of (i) the date Incremental Delayed Draw Term Loan is fully drawn and (ii) the end of the Availability Period, the LLC will be required to make quarterly repayments of principal amounts ranging from 0.625% to 1.875% of the drawn Incremental Delayed Draw Term Loan (which amounts will be reduced by certain prepayment, if any), unless such loan is accelerated sooner.
The Amendment contains customary representations and warranties. All other material terms and conditions of the Credit Agreement were unchanged.
Amendment of Management Services Agreement
On January 15, 2025, the LLC and the Manager amended the Sixth Amended and Restated Management Services Agreement dated as of September 30, 2014 and originally effective as of May 16, 2006 (the “Existing Agreement”), by entering into a Seventh Amended and Restated Management Services Agreement (the “MSA Amendment”), which restructures the management fee under the Existing Agreement to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years, exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Board. The Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
Sales allowance accounts - 2024	$7,201	$2,051	$199	$2,963	$6,488
Sales allowance accounts - 2023	$8,308	$134	$(41)	$1,200	$7,201
Sales allowance accounts - 2022	$11,154	$(1,466)	$148	$1,528	$8,308

Valuation allowance for deferred tax assets - 2024	$6,816	$30,075	$—	$292	$36,599
Valuation allowance for deferred tax assets - 2023	$17,162	$1,578	$—	$11,924	$6,816
Valuation allowance for deferred tax assets - 2022	$6,813	$10,743	$—	$394	$17,162

(1)Represents opening allowance balances related to acquisitions made during the period indicated.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.12
Agreement and Plan of Merger, dated December 27, 2024, by and among (i) ERGO Acquisition LLC; (ii) Aloha Merger Sub LLC; (iii) EBP Lifestyle Brands Holidings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the stockholder representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on December 30, 2024 (File No. 001-34927)).

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

3.9	Second Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.10	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
3.11	First Amendment to the Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34927)).
3.12
Second Amended and Restated Operating Agreement of Compass Group Diversified Holdings, LLC dated January 9, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 10, 2007 (File No. 000-51937)).

3.13
Third Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC dated November 1, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-Q filed on November 8, 2010 (File No. 001-34927)).

3.14
Fourth Amended and Restated Operating Agreement of Compass Group Diversified Holdings LLC, dated January 1, 2012 (incorporated by reference to Exhibit 3.1 of the Form 10-Q filed on May 7, 2013 (File No. 001-34927)).

3.15	Fifth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on December 7, 2016 (File No. 001-34927)).
3.16	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).
3.17	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).
3.18	Second Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34927)).
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

3.23
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.24
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series A Trust Preferred Interests (incorporated by reference Exhibit 4.14 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.25
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.26
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.27
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference Exhibit 4.17 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.28
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)).

3.29
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.30
Second Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference Exhibit 4.20 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.31
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.32
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.33
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference Exhibit 4.23 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

INDEX TO EXHIBITS

Exhibit Number	Description
3.34
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 20, 2019 (File No. 001-34927)).

3.35
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series C Trust Preferred Interests (incorporated by reference to Exhibit 3.6 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.36
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

4.7
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of March 23, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

4.8
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of November 17, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 17, 2021 (File No. 001-34927)).

4.9
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of November 17, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

4.10*	Description of Securities
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

10.9
Seventh Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of January 15, 2025 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 15, 2025 (File No. 001-34927))

10.10†
Employment Agreement dated July 11, 2013, between Compass Group Management LLC and Ryan J. Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 11, 2013 (File No. 001-34927)).

10.11†
Separation Agreement and General Release, dated September 12, 2024, between Compass Group Management LLC and Ryan Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 17, 2024 (File No. 001-34927)).

10.12†
Employment Agreement dated August 31, 2024 between Compass Group Management LLC and Stephen Keller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 26, 2024 (File No. 001-34927)).

10.13†*	First Amended and Restated Employment Agreement dated January 13, 2025 between Compass Group Management LLC and Stephen Keller.

INDEX TO EXHIBITS

Exhibit Number	Description
10.14
Third Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022 (File No. 001-34927).

10.15
First Incremental Facility Amendment, dated January 9, 2025, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 10, 2025 (File No. 001-34927).

10.16
Subscription Agreement, dated December 15, 2023, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and Allspring Special Small Cap Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2023 (File No. 001-34927).

19.1	Compass Diversified Holdings, Compass Group Diversified Holdings LLC and Compass Group Management LLC Policy Regarding Insider Trading, Tipping and other Wrongful Disclosures
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm with respect to the Registrant's consolidated financial statements
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1(incorporated by reference to Exhibit 97.1 of the Form 10-K filed on February 28, 2024 (File No. 001-34927))

99.1
Stock Purchase Agreement dated March 31, 2010 by and among Gable 5, Inc., Liberty Safe and Security Products, LLC and Liberty Safe Holding Corporation (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on April 1, 2010 (File No. 000-51937)).

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

INDEX TO EXHIBITS

Exhibit Number	Description
99.14
Merger and Stock Purchase Agreement, dated January 14, 2024, by and among The Honey Pot Company Holdings, LLC, VMG Honey Pot Blocker, Inc., NVB1, Inc., VMG Tax-Exempt IV, L.P., New Voices Fund, LP, THP Intermediate, Inc., THP Merger Sub, LLC, the Sellers’ Representative and certain other equity holders of THP.(incorporated by reference to Exhibit 99.3 of the Form 8-K filed on January 16, 2024 (File No. 001-34927)).

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