Form 10-K/A
period 2024-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2025-12-08
CIK 1345126, 1345122

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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2024 was $1,442,225,119 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 75,235,966 common shares of trust stock without par value outstanding at February 24, 2025.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement filed with the Commission on April 14, 2025 relating to the registrants' originally scheduled 2025 Annual Meeting of Shareholders, which meeting was subsequently postponed, is incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated.

NOTE TO READER
In reading this Annual Report on Form 10-K, references to:
•the “Trust” and “Holdings” refer to Compass Diversified Holdings;
•the “LLC” refers to Compass Group Diversified Holdings LLC;
•the "Company" refers to Compass Diversified Holdings and Compass Group Diversified Holdings LLC, collectively;
•“businesses”, “operating segments”, “subsidiaries” and “reporting units” all refer to, collectively, the businesses controlled by the Company;
•the “Manager” refers to Compass Group Management LLC (“CGM”);
•the "Trust Agreement" refers to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021, as further amended;
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
•the "2022 Term Loan" refers to the $400 million term loan provided by the 2022 Credit Facility;
•the "2021 Credit Facility" refers to the second amended and restated credit agreement entered into on March 23, 2021 among the Company, the Lenders from time to time party thereto (the "Lenders"), Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the "agent") and other agents party thereto;
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

Statement Regarding Forward-Looking Disclosure
This Form 10-K/A, including, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, Adjusted EBITDA and Adjusted Earnings, and our ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Form 10-K/A are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
•litigation relating to our representations regarding our financial statements and litigation, enforcement actions or investigations relating to our internal controls, restatement reviews, matters related to the Lugano Investigation (as defined herein) and additional liabilities we are currently unaware of;
•the likelihood that the control deficiencies identified or that may be identified in the future will result in additional material weaknesses in our internal control over financial reporting;
•our lenders’ ability to accelerate our outstanding indebtedness and the uncertainty of our ability to secure amendments, waivers, or forbearance, which could jeopardize our ability to continue as a going concern;
•the possibility that our intercompany loan to Lugano (as defined herein) may be subject to loss;
•our and our Manager’s ability to retain or replace qualified employees of our subsidiaries and Manager;
•difficulties and delays in identifying, integrating, and managing acquisitions or an inability to fully realize cost savings and other benefits related thereto;
•our ability to finance future acquisitions on acceptable terms;
•our Board’s ability to cause, in its sole discretion, the Trust to be converted into a corporation;
•our Board’s ability to reduce or eliminate distributions to our shareholders;
•our reliance on receipts from our businesses to make distributions to our shareholders;
•our Board’s ability to change the terms of the Company’s shares in its sole discretion;
•provisions in our governing documents and the governing documents of the Trust which may limit a third party’s ability to acquire control of the Company and Trust;
•the potential for conflicts of interest to arise between the Company and the boards of directors of its respective businesses;
•our ability to service our debt obligations;
•our indebtedness may limit our ability to obtain financing in the future, increase the cost of future borrowings, limit our ability to use operating cash, and increase our vulnerability to adverse economic conditions;
•interest rate fluctuations;
•the potential for conflicts of interest in acquisition opportunities;
•the possibility that we may be deemed to be an investment company under the Investment Company Act of 1940, as amended, if we cease to control and operate our businesses in the future;
•the dependence of some of our businesses on a limited number of customers for a significant percentage of revenue;
•the lack of long-term customer contracts;
•changes to tariffs and import/export regulations;
•the impact of the Trust’s tax reclassification;
•future changes to tax laws and the potential for the Trust to be taxed at rates higher than expected or for the Trust to fail to realize the anticipated benefits of its tax election;
•the discretionary and non-cumulative nature of distributions on Series A Preferred Shares;

•the subordination of our Series A, Series B, and Series C Preferred Shares to our existing and future indebtedness;
•the potential for members of management to allocate their time to the operations of other businesses;
•the potential for our Manager, its affiliates, and members of the Company’s management team to engage in activities that compete with us or our businesses;
•the wide latitude that the Manager possesses in determining whether an acquisition or disposition opportunity does or does not meet the Company’s criteria;
•the difficulty in removing our Manager for poor performance;
•the ability of our Manager to resign on 180 days’ notice and the possibility that we may be unable to find a suitable replacement in a timely fashion;
•our requirement to pay our Manager the base management fee regardless of our performance;
•uncertainty with respect to determining the amount of the management fee that will be paid over time;
•uncertainty with respect to determining the amount of profit allocation that will be paid over time;
•payment of the management fee, fees under offsetting management services agreements, and profit allocation may significantly reduce the amount of earnings and cash available for shareholder distributions;
•the Manager’s influence and ability to increase its fees;
•the possibility that our management fees or profit allocation may induce our Manager to make suboptimal operations decisions;
•the obligation to pay management fees and profit allocation may cause the Company to liquidate assets or incur debt;
•potential material environmental liabilities arising from a subsidiary’s operations and the prior operations of predecessor companies;
•the potential for products liability and products safety claims against some of our businesses;
•cybersecurity-related risks, including system failures, data breaches, and the unauthorized access to and use of our and our customers’ confidential information;
•goodwill impairment;
•disruptions to our business, operations, and supply chains, including as a result of natural disasters, inclement weather, accidents, transportation delays, and other events;
•fluctuations in the cost and availability, and the possibility of shortages, of raw materials, components, or whole goods;
•our ability to protect and enforce our intellectual property rights;
•the legal and regulatory environment in which we and our subsidiaries operate, particularly with respect to environmental regulations, products safety regulations, and products liability;
•risks inherent in operating a global business, including political and economic volatility, differing or conflicting cross-jurisdictional requirements, and import/export restrictions; and
•the importance of maintaining the value and reputation of our branded consumer businesses.
Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of some of the risks that could cause our actual results to differ appears under Item 1A. “Risk Factors” and Item 7A. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Form 10-K/A.
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Form 10-K/A may not occur. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are made as of the date of this Form 10-K/A. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise except as required by law.

Explanatory Note
Compass Diversified Holdings (“Holdings” or the "Trust") and Compass Group Diversified Holdings LLC (the “LLC,” and together with Holdings, the “Company”) is filing this Amendment No. 1 to the Company's Annual Report on Form 10-K (this "Form 10-K/A") for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2025 (the "2024 Form 10-K" or the "Original Filing") to make certain changes described below.
This Form 10-K/A includes restated audited consolidated financial statements as of December 31, 2024, 2023 and 2022, and for the fiscal years ended December 31, 2024, 2023, and 2022, as well as restated unaudited consolidated financial information for each of the interim periods included within the fiscal years ended December 31, 2024, 2023, and 2022 (collectively, the “Affected Periods”) to incorporate adjustments to reflect the impact of the events described below. This Form 10-K/A also amends certain other Items in the Original Filing, as listed under the heading “Amendment to Form 10-K” below. All material restatement information for the Affected Periods is included in this Form 10-K/A, and the Company does not intend to separately amend other filings it has previously filed with the SEC.
Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Form 10-K/A and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations, or similar communications relating to the Affected Periods.
For a more detailed discussion of the correction of these misstatements, refer to Note C - Restatement of Previously Issued Consolidated Financial Statements and Note S - Unaudited Quarterly Financial Data, each included in the “Notes to the Consolidated Financial Statements” set forth in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A.
Restatement Background
As previously disclosed in a Current Report on Form 8-K filed with the SEC on May 7, 2025, in April 2025, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company commenced an internal investigation into the financing, accounting, and inventory practices of Lugano Holding, Inc. (“Lugano”), a subsidiary and operating segment of the Company, based on concerns reported to Company management as to these practices (the “Lugano Investigation”). Upon being notified of the concerns, Company management immediately informed the Audit Committee, and the Audit Committee promptly retained outside legal counsel to assist in conducting the investigation. Outside legal counsel in turn retained a forensic accounting firm to provide technical accounting guidance and analysis in respect of the Lugano Investigation, including assistance with the review of the financial accounting related to Lugano's inventory (outside legal counsel and the forensic accounting firm, collectively, the “Advisors”).
On May 7, 2025, after considering the advice and recommendations of the Company’s management and the Advisors, and discussion with the Company’s independent registered accounting firm, Grant Thornton LLP, the Audit Committee concluded that the Company’s consolidated financial statements and other financial information for the fiscal year ended December 31, 2024 should not be relied upon due to the materiality of the preliminary findings of the Lugano Investigation.
As the Lugano Investigation progressed, the Advisors observed certain unrecorded financing arrangements and irregularities in sales, cost of sales, inventory, and accounts receivable recorded by Lugano, and confirmed to the Audit Committee that the identified irregularities also existed during fiscal years 2022 and 2023. Accordingly, as previously disclosed in a Current Report on Form 8-K filed with the SEC on June 25, 2025, on June 18, 2025, the Audit Committee, after consultation with the Company’s management, the Advisors, and Grant Thornton, further concluded that the previously issued financial statements and other interim and full-year financial information for the fiscal years ended December 31, 2023 and 2022 should also no longer be relied upon.
The Lugano Investigation is now complete. The Lugano Investigation has concluded that the former Lugano chief executive officer deliberately engaged in fraudulent activity by, among other things, entering into off-balance sheet financing arrangements with third parties in violation of Company policies and directives and the terms of the Company’s intercompany credit agreement with Lugano, misrepresenting the existence and valuation of inventory, and causing the recording of fictitious sales. In doing so, the former Lugano chief executive officer sought to circumvent financial controls (including, among other things, through the creation and use of false documents and manipulation of Lugano employees who exhibited a lack of due care); ignored directives from the Company and the Audit Committee to implement additional controls; and actively recorded or edited, or caused the recording or editing of, false entries in Lugano’s accounting and financial records. The accounting errors at Lugano were determined to be a direct result of the Lugano’s former chief executive officer’s misconduct, which entailed a scheme that included the CEO’s repeated circumvention and override of internal controls implemented by the Company, creation of false shipping documents and invoices, and fabricated correspondence, and collusion with third-party providers.
Management identified misstatements in each of the Affected Periods that the Company deemed to be material resulting from the matters identified in the Lugano Investigation. The Lugano Investigation also led management to identify material misstatements in Lugano’s financial statements prior to the Company’s acquisition of Lugano on September 3, 2021 that affected the Company’s original purchase price allocation for Lugano and the Company’s results of operations in the fiscal year ended December 31, 2021.
Internal Control Considerations
In connection with the restatement of financial information for the Affected Periods, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s internal control over financial reporting at December 31, 2024 and concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective at December 31, 2024 due to identified material weaknesses. Additionally, included with this report is Grant Thornton LLP’s updated Report of Independent Registered Public Accounting Firm to reflect the identification of these material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024.
For more information concerning these material weaknesses in internal control over financial reporting and the Company’s ongoing remediation efforts, please see Management’s Report on Internal Control Over Financial Reporting set forth in Part II, Item 9A. “Controls and Procedures” of this Form 10-K/A.
Amendment to Form 10-K
This Form 10-K/A includes both audited restated consolidated financial statements and unaudited restated consolidated financial information for the Affected Periods. See "Note C - Restatement of Previously Issued Financial Statements" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for the restated audited financial information as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022. See "Note S - Unaudited Quarterly Financial Data" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for the unaudited restated financial information for each of the interim periods within the years ended December 31, 2024, 2023 and 2022. Additionally, the "As Reported" Consolidated Balance Sheet for the year ended December 31, 2022 in “Note C - Restatement of Previously Issued Consolidated Financial Statements” and the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the unaudited interim periods in the years ended December 31, 2024, 2023 and 2022 in “Note S - Unaudited Quarterly Financial Data” in the “Notes to the Consolidated Financial Statements” included in this Form 10-K/A has been recast to reflect the effect of the sale of EBP Lifestyle Brands Holdings, Inc. during the fourth quarter of 2024. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the following items of the Original Filing have been amended in this Form 10-K/A:

Introduction	Statement Regarding Forward Looking Disclosure
Part I - Item 1.	Business
Part I - Item 1A.	Risk Factors
Part I - Item 3.	Legal Proceedings
Part II - Item 7.	Management's Discussion and Analysis of Financial Conditions and Results of Operations
Part II - Item 8.	Financial Statements and Supplementary Data
Part II - Item 9A.	Controls and Procedures
Part IV. - Item 15.	Exhibits and Financial Statement Schedules

The exhibit list included in Item 15. “Exhibits and Financial Statement Schedules” herein has been amended to include currently dated certifications from the Company’s Chief Executive Officer (as Principal Executive Officer) and Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, and filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.
In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and updated Reports of Independent Registered Public Accounting Firm.
For ease of reference, the sections of the Original Filing are reproduced in this Form 10-K/A and should be read together with the revisions set forth herein. Except as specifically amended or supplemented by this Amendment, the disclosures contained in the Original Filing continue to apply.
Subsequent Events
As you review this Form 10-K/A, please note that the only changes to the Original Filing are those related to the matters described herein and only in the Items listed above. Generally, the Items listed above have been updated to revise the Company’s disclosures in light of the restatement of financial information for the Affected Periods and the Lugano Investigation and to recast certain of the Consolidated Financial Statements to reflect the effect of the sale of EBP Lifestyle Brands Holdings, Inc. in the fourth quarter of 2024. Otherwise, this Form 10-K/A speaks only as of the date of the Original Filing, February 27, 2025, and does not substantively modify, amend, or update any other items or disclosures contained in the Original Filing. Accordingly, this Form 10-K/A does not reflect events (other than events relating to the restatement of financial information for the Affected Periods and the Lugano Investigation) occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events.
Such subsequent information or events include, but are not limited to:
•the information and events described in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, to be filed subsequent to the Filing of this Form 10-K/A;
•the Company’s announcements concerning cash distributions to holders of our 7.250% Series A Preferred Shares, 7.875% Series B Preferred Shares, and 7.875% Series C Preferred Shares as disclosed in Current Reports on Form 8-K filed with the SEC on April 3, 2025, July 2, 2025, and October 2, 2025;
•The Company's announcement on May 27, 2025 that it will suspend the quarterly cash distribution historically paid to common shareholders in order to preserve cash and protect long-term value until such time as the Company’s Board of Directors deems it appropriate to resume such distributions.
•the Company’s disclosures concerning the Lugano Investigation and the Audit Committee’s determination to disclose non-reliance on the Company’s consolidated financial statements and other information for the fiscal years ended December 31, 2024, 2023, and 2022 and the interim periods relating to each of those fiscal years, as disclosed in Current Reports on Form 8-K filed with the SEC on May 7, 2025 and June 25, 2025;
•the resignation of Gordon M. Burns from the Company’s Board of Directors consistent with his announced intention not to stand for nomination at the Company’s 2025 annual meeting of shareholders, as disclosed in the Current Report on Form 8-K filed with the SEC on June 9, 2025;
•our entry into various forbearance agreements and amendments with, and the receipt of other concessions from, the Administrative Agent and lenders under our Third Amended and Restated Credit Agreement, as disclosed in Current Reports on Form 8-K filed with the SEC on May 27, 2025, July 28, 2025, October 10, 2025, November 3, 2025, November 10, 2025, and November 24, 2025, which forbearance expired on December 6, 2025;
•the Company’s entry into a forbearance agreement with the holders of notes under the Company’s indentures with U.S. Bank Trust Company relating to the Company’s 5.250% senior notes due 2029 and its 5.000% senior notes due 2032, and a second supplemental indenture with respect to each indenture, as disclosed in Current Reports on Form 8-K filed with the SEC on September 2, 2025 and September 10, 2025, which forbearance expired on October 25, 2025 subject to a further sixty (60) day cure period;
•the November 16, 2025 filing by Lugano and certain of its subsidiaries of petitions under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Delaware, as disclosed in a Current Report on Form 8-K filed by the Company with the SEC on November 17, 2025.

For a more detailed description of such subsequent information and events, please see "Note T - Subsequent Events" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A, and refer to our reports filed with the SEC pursuant to the Exchange Act subsequent to the date of the Original Filing and identified above, which update and supersede certain information contained in the Original Filing.

PART I

ITEM 1. BUSINESS
Restatement of Prior Period Financial Statements
The description of the Company’s business included in this Item 1 is being amended to revise our discussion of the Lugano business in light of the restatements described in the "Explanatory Note" above and the Lugano Investigation, but does not otherwise substantively amend, update, or change any other disclosures contained in the Original Filing. Accordingly, this section does not reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us (except for certain events arising after the date of the Original Filing relating to or resulting from the restatement of our previously issued consolidated financial statements and related notes for the Affected Periods or for the Lugano Investigation).
Company Background
Compass Diversified Holdings, a Delaware statutory trust, was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company, was also formed on November 18, 2005. The Trust and the LLC were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The Trust is the sole owner of 100% of the Trust Interests, as defined in our LLC Agreement, of the LLC. Pursuant to the LLC Agreement, the Trust owns an identical number of Trust Interests in the LLC as exist for the number of outstanding shares of the Trust.
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
Our disciplined approach to our target markets provides opportunities to methodically acquire and manage attractive businesses that will create value for our shareholders. For sellers of businesses, our unique financial structure allows us to purchase businesses efficiently with little or no third-party financing contingencies and, following acquisition, to provide our businesses with substantial access to growth capital. In addition, our permanent capital model allows us to acquire businesses at any point across economic cycles, ensuring that we are able to act quickly when the opportunity presents itself, even when markets are volatile.
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
We categorize the current businesses we own into two separate groups: (i) branded consumer businesses and (ii) industrial businesses. Branded consumer businesses are those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their product categories. Industrial businesses are those businesses that focus on manufacturing and selling products and/or industrial services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sectors.
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
Lugano
Lugano Holdings, Inc. ("Lugano"), is a designer, manufacturer, and retailer of high-end jewelry. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with organizations in the equestrian, art, and philanthropic communities. Lugano is headquartered in Newport Beach, California. We made loans to, and purchased a controlling interest in, Lugano on September 3, 2021 for approximately $265.1 million. We currently own 59.9% of the outstanding stock of Lugano on a primary basis and 55.0% on a fully diluted basis.

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
Our businesses also represent our operating segments. See “Our Businesses” and “Note R – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
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
We have entered into a management services agreement (the “Management Services Agreement” or “MSA”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, certain persons who are employees and partners of our Manager receive a profit allocation with respect to its Allocation Interests in us. All of the Allocation Interests in us are owned by Sostratus LLC. Payment of profit allocations to Sostratus LLC can occur, if due pursuant to the profit allocation formula for each of our subsidiaries during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (a "Holding Event") and upon the sale of a subsidiary (a "Sale Event"). See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for further descriptions of the management fees and profit allocations.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the LLC currently has any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the LLC’s board of directors. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The LLC reimburses our Manager for the compensation and related costs and expenses of our Chief Financial Officer and his staff, who dedicate substantially all of their time to the affairs of the Company.
See Part III, Item 13. “Certain Relationships and Related Party Transactions, and Director Independence” of this Form 10-K/A and "Note T - Subsequent Events" included in the Notes to the Financial Statements in this Form 10-K/A for additional information concerning the MSA.
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
•supporting an internal culture of transparency, alignment, accountability and governance, including regular reporting;
•professionalizing our subsidiaries at scale; and
•establishing strong subsidiary level boards of directors that can support management in their development and implementation of strategic goals and objectives.
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
•maintains highly defensible positions in the markets it serves and with customers;
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
•conducts internal and third-party due diligence;
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
The 2022 Credit Facility provides for letters of credit under the 2022 Revolving Credit Facility in an aggregate face amount not to exceed $100 million outstanding at any time, as well as swing line loans of up to $25 million outstanding at one time. At no time may (i) the aggregate principal amount of all amounts outstanding under the 2022 Revolving Credit Facility, plus (ii) the aggregate amount of all outstanding letters of credit and swing line loans, exceed the borrowing availability under the 2022 Credit Facility. At December 31, 2024, we had outstanding letters of credit totaling approximately $3.5 million. The borrowing availability under the 2022 Revolving Credit Facility at December 31, 2024 was approximately $486.6 million.
The 2022 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries.
See "Note I - Debt" and "Note T - Subsequent Events" included in the "Notes to the to the Consolidated Financial Statements" included in this Form 10-K/A for additional information regarding our 2022 Credit Facility.
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
See "Note T - Subsequent Events" included in the "Notes to the to the Consolidated Financial Statements" included in this Form 10-K/A for additional information concerning the 2029 Notes and the 2032 Notes.
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
In January 2023, the Company's Board approved a share repurchase program authorizing the Company to repurchase, through December 31, 2023, up to $50 million of its outstanding common shares. The Company repurchased 482,400 shares for approximately $9.2 million during the year ended December 31, 2023. This share repurchase program expired on December 31, 2023.
At-the market program - common shares
On September 5, 2024, the Company refreshed its at-the-market program for the common shares of the Trust, which was initially established on September 7, 2021, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding.
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Common Sales Agreement”) with B. Riley Securities, Inc. ("B. Riley Securities"), Goldman Sachs & Co. LLC ("Goldman") and TD Securities (USA) LLC (each a “Common Sales Agent” and, collectively, the “Common Sales Agents”). The Amended Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through or to the Common Sales Agents, as sales agent or principal, up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Common Sales Agreement, the shares may be offered and sold through each Common Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Common Sales Agreement amended and restated in its entirety the At Market Issuance Sales Agreement (collectively with the Amended Common Sales Agreement, the “Common Sales Agreement”), dated September 7, 2021, between the Company, B. Riley Securities and Goldman, which provided for the offer and sale of Trust common shares up to $500 million under terms substantially the same as those under the Amended Common Sales Agreement.
During the year ended December 31, 2024, the Company sold 381,957 Trust common shares under the Common Sales Agreement. For the same period, the Company received total net proceeds of approximately $8.4 million from these sales, and incurred approximately $0.1 million in commissions payable to the Common Sales Agents.
During the year ended December 31, 2023, there were no sales of Trust common shares under the Common Sales Agreement as the at-the-market program for common shares was not active when the share repurchase program was active.
During the year ended December 31, 2022, the Company sold 3,464,844 Trust common shares under the Common Sales Agreement. For the same period, the Company received total net proceeds of approximately $84.0 million from these sales, and incurred approximately $1.5 million in commissions payable to the Common Sales Agents.
See "Note T - Subsequent Events" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for additional information concerning the Amended Common Sales Agreement.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 million Trust preferred shares and the Company is authorized to issue a corresponding number of Trust Interests. We issued 4,000,000 7.250% Series A Preferred Shares in 2017, 4,000,000 7.875% Series B Preferred Shares in 2018 and 4,600,000 7.875% Series C Preferred Shares in 2019.
At-the market program - preferred shares
On September 5, 2024, the Company refreshed its at-the-market program for certain preferred shares of the Trust, which was initially established in the first quarter of 2024, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $200 million of the Trust’s 7.250% Series A Preferred

Shares (the “Series A Preferred Shares”), 7.875% Series B Preferred Shares (the “Series B Preferred Shares”), and 7.875% Series C Preferred Shares (the “Series C Preferred Shares” and together with the Series A Preferred Shares and the Series B Preferred Shares, the “Preferred Shares”), each representing beneficial interests in the Trust. The at-the-market program for preferred shares of the Trust was initially established on March 20, 2024 and allowed for the issuance and sale of up to $100 million of the Trust’s preferred shares.
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Preferred Sales Agreement”) with B. Riley Securities, Inc. (the “Preferred Sales Agent”). The Amended Preferred Sales Agreement provides that the Company may offer and sell Trust preferred shares from time to time through or to the Preferred Sales Agent, as sales agent or principal, up to $200 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Preferred Sales Agreement, the shares may be offered and sold through the Preferred Sales Agent in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Preferred Sales Agreement amended and restated in its entirety the At Market Issuance Sales Agreement (collectively with the Amended Preferred Sales Agreement, the “Preferred Sales Agreement”), dated March 20, 2024, between the Company and B. Riley Securities, which provided for the offer and sale of Trust preferred shares up to $100 million under terms substantially the same as those under the Amended Preferred Sales Agreement.
The following table reflects the activity in the preferred share at-the-market program during the year ended December 31, 2024 (dollar amounts in thousands):

	Year ended December 31, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	550,736	$12,832	$264
Series B Preferred Shares	2,192,267	51,481	1,062
Series C Preferred Shares	2,154,081	50,821	1,074
Total	4,897,084	$115,134	$2,400
See "Note T - Subsequent Events" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for additional information concerning the Amended Preferred Sales Agreement.
We intend to finance future acquisitions through cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third-party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund multiple future acquisitions.
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
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2024, 2023 and 2022, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2024 and 2023, as restated.

	Net Revenue			Operating Income (loss) (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023
	(As Restated)			(As Restated)			(As Restated)

Branded Consumer:
5.11	29.7%	31.5%	27.7%	53.3%	434.1%	37.1%	17.1%	16.9%
BOA	10.7%	9.2%	11.9%	64.7%	253.7%	49.3%	14.4%	15.6%
Lugano	3.4%	1.9%	2.1%	(84.8)%	(505.3)%	(42.9)%	9.7%	7.4%
PrimaLoft	4.2%	4.0%	1.4%	5.5%	(530.4)%	(11.8)%	15.2%	16.1%
The Honey Pot Co.	5.8%	n/a	n/a	(2.6)%	n/a	n/a	12.4%	n/a
Velocity Outdoor	5.4%	10.2%	13.2%	(19.4)%	(305.1)%	16.2%	3.0%	7.4%
	59.2%	56.8%	56.3%	16.7%	(653.0)%	47.9%	71.8%	63.3%
Industrial:
Altor Solutions	13.4%	14.1%	14.9%	29.8%	321.3%	21.0%	14.2%	9.8%
Arnold Magnetics	9.6%	9.9%	8.8%	10.4%	200.7%	14.2%	5.8%	5.5%
Sterno	17.8%	19.2%	20.0%	43.1%	231.0%	16.9%	7.6%	8.7%
	40.8%	43.2%	43.7%	83.3%	753.0%	52.1%	27.6%	24.1%
Corporate (2)	—	—	—	—	—	—	0.6%	12.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
•Third-party marketplaces. 5.11’s third-party marketplace partners, such as Amazon, are invaluable tools for its omnichannel presence. The collaboration with some of the largest retailers brings 5.11 increased opportunity from sales and revenue to increased marketing opportunities and brand awareness. Yet at the same time, 5.11 is strategic about protecting its 5.11 brand and delivering a consistent consumer experience in the third-party marketplace.
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
Regulatory Environment
In the United States and the other jurisdictions in which 5.11 operates, it is subject to labor and employment laws, laws governing advertising, environmental and safety regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances (collectively known as “PFAS”), and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers, anti-corruption laws and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act, in the United States, the European Union's General Data Protection Regulation 2016/679 ("GDPR") in the European Economic Area and Switzerland, the U.K. GDPR and the United Kingdom Data Protection Act 2018 in the United Kingdom, the Brazilian General Data Protection Law in Brazil, and the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. 5.11 products sold outside of the United States may be subject to tariffs, treaties, export compliance regulations and various trade agreements, as well as laws affecting the importation of consumer goods. 5.11 monitors changes in these laws and management believes that 5.11 is in material compliance with applicable laws. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. A portion of sales generated by its International business is derived from sales to foreign government agencies, and management believes 5.11 is in material compliance with related applicable laws.
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
5.11 prides itself in its ability to work directly with top professionals around the world, innovating to solve their greatest needs in the most mission-critical settings. 5.11 maintains a global footprint, with employees working in thirty-three states and eighteen countries. At December 31, 2024, 5.11 had 1,073 full-time employees and 260 part-time employees. 5.11 strives to create a welcoming and caring environment across the entire organization and celebrate the passion its team members bring forward in serving its consumers. 5.11 believes it has created a company culture focused on attracting, retaining, and developing talent, which enables it to exceed consumers’ expectations and meet its growth objectives. 5.11 prioritizes building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.

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
Human Capital
BOA is an inclusive global team that trusts and cares for each other, their partners, the community, and the environment. Since their launch in Steamboat Springs, Colorado in 2001, BOA has maintained a strong and healthy company culture that is rooted in a passion for pioneering, and for making the best gear even better. As the team has expanded over the last 24 years, BOA has placed an emphasis on attracting, developing, and retaining a diverse and talented team. BOA employees are located in four countries and the United States. As of December 31, 2024, BOA had 266 full-time employees and 5 part-time employees. 140 employees are located in the United States and 131 work outside of the United States in Austria, China, Japan, and South Korea.
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
Lugano
Overview
Lugano is a designer, manufacturer, and retailer of high-end jewelry. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with organizations in the equestrian, art, and philanthropic communities. Lugano is headquartered in Newport Beach, California.

History of Lugano
Established in 2004, Lugano opened its first retail salon in 2005 in Newport Beach, California. Over the subsequent years, Lugano opened three additional retail salons in Aspen, Colorado; Palm Beach, Florida; and Ocala, Florida, to broaden its presence in key destinations favored by its target demographic. In 2008, the company initiated an equestrian division, concentrating on the Southeastern United States to complement its retail sales efforts.
In 2020, Lugano bolstered its production capabilities by constructing an in-house workshop and enhancing production efficiencies. In 2022, Lugano marked the opening of a new retail salon in Houston, Texas, and relocated its original Newport Beach location to become Lugano's flagship salon. The expansion continued in 2023 with new retail salons in Greenwich, Connecticut, and Washington, DC. In 2024, Lugano opened its first international retail salon in London, England.
We purchased a majority interest in Lugano on September 3, 2021.
Sales and Distribution
Products
Lugano designs, manufactures, and retails high-end jewelry including unique rings, necklaces, earrings, bracelets and brooches that range in price from under $1,000 to over $1,000,000.
Customers
Lugano’s client base generally consists of high-net-worth individuals who value long-standing relationships and a personalized sales approach. A typical Lugano client is community and relationship-driven and seeks unique products with emotional significance. The purchasers or recipients of Lugano pieces are predominantly women and often leaders in their respective communities. Lugano’s clients can range in age from 25 to over 80 and come from all over the nation, with most based in California, followed by Florida, New York, Texas, and Colorado, along with international clientele, primarily in the United Kingdom. Lugano’s retail revenue is diversified with no customer representing greater than 10% of total revenue in 2024.
Distribution
Lugano goes to market via retail salons in Newport Beach, California, Palm Beach, Florida, Aspen, Colorado, Houston, Texas, Ocala, Florida, Washington DC, Greenwich, Connecticut and London, England. All Lugano salons are strategically located in wealthy regions or near popular vacation and upscale shopping destinations frequented by Lugano’s target clientele. In a salon, Lugano aims for an elegant and private ambience to facilitate its high-touch sales approach. Salons are designed to facilitate comfort, relationship-building, and ease of conversation. Lugano also markets and sells jewelry via pop-up showrooms at Lugano-hosted or sponsored events or in the homes of its clients.
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
Business Strategies
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
Competitive Strengths
Sourcing, Design and Production Capabilities
A network of vendors enables the company to source rare and difficult-to-find stones. These stones are then combined with the capabilities of Lugano designers who create sought-after pieces that cater to the company’s target clientele.
High-touch Retail Model
The company’s retail experience is carefully curated, emphasizing both exclusivity and elegance, both critical to the sale of Lugano jewelry.
Event Based Marketing Strategy
Lugano sponsors over three hundred events each year, enabling the company to meet prospective clients and reconnect with existing clients. Lugano-sponsored events are often a client’s gateway into the Lugano community (management estimates over 80% of clients are initially contacted at Lugano-sponsored events).
Sourcing and Availability of Materials
Lugano sources diamonds and precious gemstones from a variety of vendors and wholesalers. Generally, Lugano sources polished diamonds and gemstones that are crafted into a Lugano-designed piece. From time to time, Lugano also opportunistically acquires finished jewelry with a high resale value from its global network of vendors. Most of Lugano’s diamonds are sourced from domestic wholesalers. By not purchasing raw stones directly from mines, Lugano limits conflict diamond exposure. Lugano also ensures all its diamond vendors adhere to the Kimberly Process Certification Scheme to prevent conflict diamonds from entering its supply chain.
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
Human Capital
As of December 31, 2024, Lugano employed a non-union labor force of 171 full-time employees. 10 of Lugano's employees are based in the United Kingdom, with the remainder located in the United States.
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
Competition
The Honey Pot Co. primarily competes in the United States feminine care marketplace, which is comprised of large established brands that account for more than half of the category and a long tail of smaller “better-for-you” players that have been growing rapidly. Within the feminine care market, several distinct segments exist (each with their own set of established players), including (i) menstrual products; (ii) feminine hygiene products, and (iii) consumer health and sexual wellness products. The primary legacy competitors include Always, Tampax, Kotex, and Playtex (menstrual); Summer’s Eve and Vagisil (feminine hygiene); and Monistat and KY (consumer health and sexual wellness), among others. In recent years, upstart brands providing “better-for-you” products have gained traction, including Cora, Lola, and This is L., among others. The Honey Pot Co.’s full body wellness products compete against many established and upstart personal care brands such as Dove, Olay, Aveeno, Native and Lume, among others.
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
Distribution
The Honey Pot Co. contracts with a leading logistical provider to operate a dedicated distribution center in Memphis, Tennessee to support its fulfillment needs across North America.
Product Development
The Honey Pot Co. has a robust new product development process that is stage gated to ensure product viability in both market fit and economic terms. The company’s ideation process is driven by the needs of their consumer community, incorporates extensive 360-degree consumer research (including whitespace consumer studies), and most importantly, focuses on bringing products to market that address the long-term holistic health of all humans. The company formulates products in collaboration with industry experts and suppliers to ensure that the products strictly adhere to their brand standards of high quality and efficacy and with their retail partners to ensure that the products will resonate with shoppers. The company then clinically tests their formulations (to ensure compliance with regulatory standards) to confirm that the products are safe and efficacious. Lastly, the company validates their supply chain to ensure they can properly manufacture each product in the short and long term without disruption or quality compromises.
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
The Honey Pot Co.’s products fall into five different FDA classifications. Menstrual pads and liners are classified as class I medical devices; lubricants, tampons and cups are classified as class II medical devices; anti-itch spray, anti-itch and Hemorrhoidal wipes are classified as OTC drug products, supplements are classified as dietary supplements, and feminine washes and wipes (excluding OTC wipes), deodorant sprays, suppositories, and body washes are classified as cosmetics.
Under the FDCA and its implementing regulations, The Honey Pot Co. is subject to requirements related to, among other things, facility registration, current good manufacturing practices (“cGMP”), product ingredients, nonclinical and clinical testing, complaint handling and adverse event reporting, product recalls, product labeling, marketing, and promotion. Advertising and promotion are also regulated by the FTC under the FPLA and 15 U.S.C. § 52.
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
Industry
Velocity Outdoor primarily competes within sub-segments of the broader outdoor recreational products industry, The archery equipment market is estimated by management to constitute approximately $770 million of annual manufacturers' sales, of which $500-$550 million is attributable to bows and $200-$250 million is attributable to related archery consumables. Vertical and compound bows, and crossbows each comprise about half of the category sales, with crossbows gaining share in recent years. Independent archery dealers account for 36% and big box specialty sporting goods retailers account for approximately 34% of consumer purchases from Velocity. Distributors, mass merchants, and online retailers make up the remainder of consumer sales.
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
Velocity acquired Ravin Crossbows in 2018, further expanding its product line in the archery market. Ravin Crossbows is a leading designer, manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In 2022 Ravin introduced one of the most compact, fastest, most powerful, and most accurate crossbows ever produced, shooting arrows at speeds over 500 feet per second. It also is available with an exclusive, and industry first, compact electronic cocking/de-cocking mechanism.
Hunting Apparel - Hunting apparel is designed specific to the activity and varies by region and type of hunting. Hunting apparel includes, but is not limited to jackets, vests, pants, bibs, shirts, boots, base layers, socks, and gloves for men, women, and youth. Hunting apparel is typically: more durable and weather-resistant than regular clothing; designed with special features for the field and fitted to provide more flexibility and less restricted movement. Proper clothing and apparel are essential to hunting success and enjoyment.
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
•Archery - Innovation will continue to lead the way with new offerings in both the CenterPoint and Ravin product lines. Unequaled, game changing performance and accuracy is the industry leading ground Ravin owns and will continue to own well into the future with new product introductions scheduled for 2025 and 2026.
•Hunting Apparel - Technically advanced and thoughtfully designed clothing is what makes Kings a fast growing brand in its space. 2024 saw an expansion of offerings in historical categories along with new categories. 2025 and 2026 will see many more offerings including lifestyle, men’s, women’s, children’s, season specific, animal specific and new categories.
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
Regulatory Environment
Crossbow hunting restrictions have become less stringent over the last several years. Since 2006, 13 states, including populous hunting states like Wisconsin, Pennsylvania, North Carolina, and recently Minnesota, have legalized crossbow hunting, while many others moved to relax restrictions through the opening of limited seasons or creation of exceptions to hunting restrictions for those with disabilities. Today only Oregon classifies crossbows as illegal but there is currently a proposal to allow crossbows during the all-weapon deer season in the eastern half of the state. Nearly 90% of all hunting permits are filed in states that currently allow crossbow hunting for at least part of the season. Although continued deregulation is expected, it likely will not be the largest driver for the crossbow category moving forward. Participation levels have steadily increased within the states. This, as well as consumer centric innovation that improves the hunting experience, will be the main drivers behind market growth.
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
History of Altor Solutions
Altor Solutions was founded in 1957 and began its operations as a single plant in St. Louis, Missouri, dedicated to the manufacture of rigid foam plastics. Through the years, Altor expanded its geographic footprint, adding additional molding plants to its operation, as well as growing through acquisitions. Altor also opened two greenfield plants in Mexico to better serve their multinational manufacturing customers.
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

Altor Solutions often maintains resin cost pass-through provisions with its contracted customers, allowing it to pass-through material resin price changes. Resin constitutes its primary raw material cost.
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
Engineering and Design Capabilities - Altor Solutions has three coordinated design and testing centers with experienced packaging and mechanical engineers who work closely with customers to support packaging design needs. Engineering services include optimizing molds to meet customer needs and address complex design requirements, identifying pre-manufacturing challenges, solving post-manufacturing issues, improving packaging processes and laboratory testing final designs. Early customer involvement and collaboration to develop packaging solutions has resulted in increased project win rates and better visibility into product development pipelines.
Barriers to Entry
•High Customer Switching Costs - The operational risk and disruption associated with switching existing molds to operate on a competitor’s press makes shifting or splitting business between different shape molders difficult and infrequent. In general, most customers pay for their own molds, which are custom built for a specific molders’ presses. The financial cost of retooling is estimated to be $5,000 - $30,000 per mold, making it cost prohibitive to change molders on existing projects. In larger protective and cold chain applications, there are generally lengthy qualification periods which make switching costly and time-consuming.

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
Intellectual Property
Arnold currently relies on a deep portfolio of “trade secrets” and proprietary intellectual property. Arnold currently has 2 patents in force in the United States, 2 patents in force in Europe and 1 patent in force in Japan.
Arnold currently has 40 trademarks, 12 of which are in the U.S. The most notable trademarked items are the following: “RECOMA”, “PLASTIFORM”, “FLEXMAG” and “ARNOLD”. Application dates for various trademarks date back to as early as 1960.
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
Arnold’s workforce is non-union except for approximately 61 hourly employees at its Marengo, Illinois facilities, who are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a three-year contract in place with the IAM, which will expire in June 2025.
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
Flameless Candles and Outdoor Lighting - Sterno offers a wide selection of lighting for your home, garden, patio and yard with over 400 SKU's available in its retail markets. All of Sterno's products are powered by one of the following: i) Solar - solar panel with rechargeable power source - usually a rechargeable battery; ii) Battery - battery operated; iii) Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer; iv) Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors; v) Line Voltage - hardwired into a home's electrical circuitry, or vi) Rechargeable - product is recharged when empty usually through a plug-in wire and an onboard rechargeable power source.
•Flameless Candles - The flameless candle product line is made up of various types and sizes of candles with all of them sharing one main attribute: their glow is powered by an artificial power source, most often battery. This makes them inherently safer than traditional candles as there is no flame or even heat generated to cause any type of accident. Although pillar type candles are the most common shape, Sterno also designs and manufactures votives, tealights, tapers as well as specialty molded candles. Sterno candles stand out from the competition as they offer a patented black wick with a unique algorithm-based light circuit which gives the candle a naturally random flicker and glow.
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

•Essential Oils and Diffusers - The 100% Pure Essential Oil lines and brands consists of Peppermint, Lavender, Lemon, Eucalyptus, Sweet Orange, Grapefruit, Tea tree, Cinnamon, etc. Customers are attracted to high quality, 100% pure oil products with no additives or fillers. Attractively designed diffusers appeal to consumers in the Aromatherapy Home Fragrance section.
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

ITEM 1A. RISK FACTORS
Our business, operations and financial condition are subject to various risks and uncertainties. The following discussion of risk factors should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item. 7 and the "Consolidated Financial Statements" and related notes of this Form 10-K/A. If any of these risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In addition to the factors affecting our specific operating segments identified in connection with the descriptions of these segments and the financial results of the operations of these operating segments elsewhere in this report, the following discussion sets forth the material risk factors we face which make an investment in us speculative or risky.
Risk Factors Relating to the Lugano Investigation and Restatements
The Lugano Investigation and the restatement of our previously issued consolidated financial statements for the Affected Periods has resulted in unanticipated costs, litigation against Lugano and the Company and stockholder litigation against the Company, may result in additional stockholder litigation, regulatory consequences and additional liabilities we are currently unaware of, and may adversely affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation.
We have incurred unanticipated costs for accounting, financing and legal fees in connection with the restatements, including those associated with our entry into forbearance agreements with respect to our credit agreement and indentures due to potential defaults or events of default thereunder. The restatements may erode investor confidence in our Company, our financial reporting, accounting practices and processes, and may raise reputational issues for our business. The Lugano Investigation and the need for a restatement of our historical financial statements have negatively impacted, and may continue to negatively impact, the trading price of our securities, has made it difficult for us to comply with our existing debt covenants and tightened our liquidity, and may make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the Lugano Investigation, the restatements and related material weaknesses in our internal control over financial reporting have resulted in litigation against Lugano and the Company, and stockholder litigation against the Company, and regulatory investigations which may result in adverse regulatory consequences. These and any future regulatory consequences, litigation, claims or disputes, including a potential challenge to the validity of our intercompany loan to Lugano, whether successful or not, could subject us to additional costs or liabilities we are currently unaware of, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
We have filed this Form 10-K/A to correct certain errors and have identified material weaknesses in our internal control over financial reporting that caused our management to conclude that we did not maintain effective internal control over financial reporting or disclosure controls and procedures as of December 31, 2024. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it could result in future material misstatements of our consolidated financial statements or could cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, results of operations, investor confidence in our business, or the trading price of our securities.
In connection with the Lugano Investigation and our preparation of the restated financial information for the Affected Periods, we have identified material weaknesses in our internal control over financial reporting as of December 31, 2024, which are described in more detail in Part II, Item 9A. “Controls and Procedures” of this Form 10-K/A. We also determined that our disclosure controls and procedures were not effective as of December 31, 2024.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s consolidated interim or annual financial statements will not be prevented or detected on a timely basis. As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our internal controls over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our consolidated interim or annual financial statements may contain material misstatements or omissions. We are working to remediate the material weaknesses as efficiently and effectively as possible, but at this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing our remediation plan or identify a date on which the remediation efforts will be concluded. However, these remediation measures may be time consuming, may result in us incurring significant costs, and will place significant demands on our financial and operational resources.
Remediation measures we have taken to date and may take in the future may not be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or prevent or avoid potential future material weaknesses in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design, implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatements of our financial statements for the Affected Periods. Any failure to implement and maintain effective internal control over financial reporting in a timely manner or with adequate compliance could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also have a material adverse effect on our business and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
We are in breach of certain covenants and other obligations under our credit agreement and our senior note indentures, and we do not have waivers or forbearance agreements in place. As a result, our credit agreement lenders have the right to accelerate our indebtedness and exercise other remedies, which could materially and adversely affect our liquidity, financial condition, and ability to continue as a going concern.
We are currently in breach of certain covenants and other obligations under our credit agreement, and as of the date of this report we have not obtained a waiver of these breaches or entered into a new forbearance agreement. Accordingly, our credit agreement lenders may elect to exercise the remedies available to them, including but not limited declaring our borrowings under the credit agreement due and payable, discontinuing further lending commitments, imposing cash dominion or other cash-management controls, and instructing our debtors and customers (and those of our subsidiaries) to remit payments directly to the credit agreement administrative agent.
If our borrowings under the credit agreement are accelerated and the acceleration is not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of our senior notes would have the right to declare the notes due and payable. Separately, on October 27, 2025, the trustee under our senior note indentures delivered a notice that we had failed to deliver our consolidated financial statements for the fiscal quarter ending March 31, 2025 by the deadline set by the senior note indenture forbearance agreement in place at the time. Although we are within a sixty (60) day cure period, if we do not deliver the required financial statements by December 26, 2025, the senior note holders will have a separate right to declare the senior notes due and payable.
In addition, without an amendment to the 2022 Credit Facility to address the impact of Lugano’s deconsolidation, the Company may also be in breach of its financial covenants under the 2022 Credit Facility at the next time those covenants are tested.
If we are unable to cure the existing breaches or obtain a waiver or forbearance relief before an acceleration occurs, we may not be able to make the required payments or refinance the accelerated obligations on terms acceptable to us, if at all. Any such outcome would materially and adversely affect our liquidity, results of operations, financial condition, ability to execute on our business strategies, stock price, and our ability to continue as a going concern, and may require us to seek additional capital, refinance or restructure our indebtedness, sell assets, or pursue other strategic alternatives, none of which may not be available on acceptable terms, if at all. Any new financing, if available, may impose significantly higher costs, require additional restrictive covenants, or result in substantial dilution to our stockholders. Additionally, the exercise of other remedies available to the lenders under the credit agreement could disrupt our operations by interrupting our supply chain, limiting our ability to pay vendors, delaying customer deliveries, and increase the risk of losing key employees, any of which would materially harm our financial performance and business prospects. These circumstances may also negatively affect, our relationships with customers, suppliers, employees, and other stakeholders. They have also required, and will continue to require, substantial management time and increased professional advisory costs.

Because our credit agreement lenders have the contractual right to immediately accelerate our indebtedness, and because negotiations regarding amendments, waivers, or other relief were not completed as of the filing of this Form 10-K/A and are not entirely within our control, management has concluded, in applying the going-concern guidance under U.S. GAAP, that these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements set forth in this Form 10-K/A are issued.
Our intercompany loan to Lugano is subject to risk of loss.
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. While our intercompany loan to Lugano is secured, the anticipated value of the collateral securing the loan is less than the value of the loan. Our ability to access the collateral may also be limited by bankruptcy and other applicable laws as well as claims by Lugano or its stakeholders attempting to invalidate or subordinate the intercompany loan. There is no assurance that the liquidation of the collateral securing our intercompany loan to Lugano will occur in a timely fashion or that the collateral can be readily liquidated. As a result, we do not expect to receive full payment on our intercompany loan to Lugano to which we are entitled and thereby may experience a decline in the value of, or a total loss on, such loan.
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
The future success of our businesses also depends on their respective management teams because we operate our businesses on a standalone basis, primarily relying on existing management teams for management of their day-to-day operations. Consequently, their operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of the businesses. The loss of services of one or more members of our management team or the management team at one of our businesses could materially adversely affect our financial condition, business and results of operations.
The success of our branded consumer businesses depends on our ability to maintain the value and reputation of the brand and the failure to do so could reduce profits and adversely impact our financial condition.
The name of our branded consumer businesses is integral to those businesses. Maintaining, promoting, and positioning our branded consumer businesses will depend, in part, on the success of marketing and merchandising efforts and the ability to provide a consistent, high quality products and services. Our branded consumer businesses rely on social media, as one of their marketing strategies, to have a positive impact on both brand value and reputation. The brand and reputation of our branded consumer businesses could be adversely affected if those subsidiaries fail to achieve their objectives, if their public image was to be tarnished by negative publicity, which could be amplified by social media, or if they fail to deliver innovative and high quality products. The reputation of our branded consumer businesses could also be impacted by adverse publicity, whether or not valid, regarding allegations that we or our subsidiaries, or persons associated with us or our subsidiaries or formerly associated with us or our subsidiaries, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship or improper business practices. Additionally, the value of our businesses’ brands may be harmed if our businesses fail to protect their intellectual property. Any harm to the brand or reputation of our subsidiaries could have a material adverse effect on our profitability and financial condition.
In particular, the facts and circumstances surrounding the Lugano Investigation and the findings of such investigation have materially impacted and are likely to continue to materially impact the reputation and brand of Lugano and its businesses, which consequently has had and may continue to have a material adverse effect on the Company.

We may experience challenges in identifying acquisition targets and, in the event we do acquire a target, we may be unable to effectively integrate or manage such target or it may fail to perform as expected which could adversely impact our financial condition and results of operations.
A component of our strategy is to continue to acquire additional subsidiaries, as well as add-on acquisitions for our existing subsidiaries. If our reputation suffers due to the Lugano Investigation or otherwise, we may experience challenges in causing acquisition targets to work with us. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions or they may fail to perform as anticipated. In such events, we may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve our anticipated returns and our financial condition, business, and results of operations may be adversely affected.
We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing at the Company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.
In order to make future acquisitions, we intend to raise capital primarily through debt financing at the Company level, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the Trust or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms, especially in light of the Lugano Investigation and our current difficulty with maintaining compliance with certain covenants in our existing credit agreements and indentures. In addition, the level of our indebtedness may impact our ability to borrow at the Company level. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and our financial condition, business and results of operations.
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
For example, in light of the Lugano Investigation, on May 27, 2025, the Company announced that it will suspend the quarterly cash distribution historically paid to common shareholders in order to preserve cash and protect long-term value until such time as the Company’s Board deems it appropriate to resume such distributions.

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
•allowing only the Company's Board to fill newly created directorships, for those directors who are elected by our shareholders, and allowing only Sostratus LLC, as holder of our Allocation Interests, to fill vacancies with respect to the class of directors appointed by our Allocation Interest holder;
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
Changes in interest rates could materially adversely affect our profitability, our ability to service debt, and our business as a whole.
Our 2022 Credit Facility bears interest at floating rates which will generally change as interest rates change. We bear the risk that the rates we are charged by our lender will increase faster than the earnings and cash flow of our businesses, which could reduce profitability, adversely affect our ability to service our debt, cause us to breach covenants contained in our 2022 Credit Facility and reduce earnings and cash available for distribution, any of which could materially adversely affect us. In particular, as a result of the Lugano Investigation, we entered several forbearance agreements with respect to the 2022 Credit Facility, pursuant to which we are required to pay interest rate at the high end on certain SOFR loans during the applicable forbearance periods.
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
Our businesses are and may be based primarily upon individual orders and sales with their customers and clients. Our businesses historically have not entered into long-term supply contracts with their customers and clients. As such, their customers and clients could cease using their services or buying their products from them at any time and for any reason. The fact that they do not enter into long-term contracts with their customers and clients means that they have no recourse in the event a customer or client no longer wants to use their services or purchase products from them. If a significant number of their customers or clients elect not to use their services or purchase their products, it could materially adversely affect their financial condition, business and results of operations.
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
Risks Related to Taxation
The Trust is subject to U.S. corporate income taxes which reduce the earnings and cash available for distributions to holders of Trust common shares in respect of such investments and could adversely affect the value of Trust common shareholders’ investment.
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
Under the terms of the Management Services Agreement, our Manager cannot be removed solely as a result of under-performance without approval of our shareholders and at a significant cost. Instead, the Company’s Board can only remove our Manager in certain limited circumstances or upon a vote by the majority of the Company’s Board and the majority of our shareholders to terminate the Management Services Agreement. Termination of our Manager may also require the Company to incur significant payments and reimbursements to our Manager. In addition, in the event we terminated our Manager, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, in which case our operations are likely to experience a disruption and our financial condition, business, and results of operations, as well as our ability to pay distributions, are likely to be adversely affected. This limitation could materially adversely affect the market price of our shares.
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
Under the terms of the Management Services Agreement, the Company will pay our Manager a base management fee and, if specified performance measure is met under certain circumstances, an incentive management fee. The base management fee is calculated as a percentage (which varies based on our size) of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager controls and may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s ability to increase its fees, through the influence it has over our operations, may increase the compensation paid to our Manager. Our Manager’s ability to influence the management fee paid to it by us could reduce the amount of earnings and cash available for distribution to our shareholders.
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

General Risk Factors
Our operations face continuing cybersecurity risks, including information technology system failures and data breaches, which may result in unexpected and significant remediation costs, increased liabilities, and reputational damage.
We, and our businesses, use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to cybersecurity attacks, including cybersecurity attacks on our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, and may cause us to incur excessive costs or suffer reputational harm. Cybersecurity attacks are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, especially given increased vulnerability of corporate information technology systems as distributed work environments have become prevalent. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The results of these incidents could include misstated financial data, theft of trade secrets or other intellectual property, liability for disclosure of confidential customer, supplier or employee information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage, which could materially adversely affect our financial condition, business and results of operations. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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
We have, in fact, experienced impairments in relation to our Lugano subsidiary as a result of the findings of the Lugano Investigation. These impairments are described in more detail in the notes to our consolidated financial statements in this Form 10-K/A. As of December 31, 2024, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $30.8 million, and goodwill of $895.9 million.

Our businesses are subject to unplanned business interruptions which may expose us to costly litigation, harm our reputation, and relationships with our customers, and adversely affect our performance.
Operational interruptions and unplanned events at one or more of our production facilities, such as explosions, fires, inclement weather, natural disasters, accidents, and transportation and supply interruptions could cause substantial losses in our production capacity. Furthermore, because customers may be dependent on planned deliveries from us, customers that have to reschedule their own operations due to our delivery delays may be able to pursue financial claims against us, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Such interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. To the extent these losses are not covered by insurance, our financial position, results of operations and cash flows may be adversely affected by such events.
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
A portion of our annual cost of sales is driven by the purchase of goods. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. Adverse financial conditions, including bankruptcies of our suppliers, reduced levels of production, natural disasters, staffing shortages, supply chain issues or other problems experienced by our suppliers may result in shortages or delays in their supply of components to us. Any significant production disruption could have a material impact on our operations, operating results and financial condition. If we were to experience a significant or prolonged shortage of critical components from our suppliers, we may be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, profitability and customer relations.
Our businesses rely and may rely on their intellectual property and licenses to use others’ intellectual property, for competitive advantage. If our businesses are unable to protect their intellectual property, are unable to obtain or retain licenses to use other’s intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, we may be subject to costly litigation or lose our competitive advantage which could have a material adverse effect on their financial condition, business and results of operations.
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
Stopping unauthorized use of their proprietary information and intellectual property and defending claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time-consuming and costly for our businesses. Their use of others' intellectual property and proprietary information, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.
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
Some of the facilities and operations of our businesses are and may be subject to a variety of federal, state and foreign environmental laws and regulations including laws and regulations pertaining to the handling, storage and transportation of raw materials, products and wastes, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently in place and in the future. Compliance with current and future environmental laws is a major consideration for our businesses as any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties. Because some of our businesses use hazardous materials and generate hazardous wastes in their operations, they may be subject to potential financial liability for costs associated with the investigation and remediation of their own sites, or sites at which they have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if they fully comply with applicable environmental laws and are not directly at fault for the contamination, our businesses may still be liable. Our businesses may also be held liable for damages caused by environmental and other conditions that existed prior to our acquisition of the assets, business or operations involved, whether or not such damages are subject to indemnification from a prior owner. Costs associated with these risks could have a material adverse effect on our financial condition, business and results of operations.
Certain of our businesses are subject to increased product regulations which may cause an increase to our expenses or result in increased litigation in the event of non-compliance.
Certain of our businesses are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to per-and polyfluoroalkyl substances ("PFAS") a group of chemicals used to make fluoropolymer coatings and products that resist heat, oil, stains, grease, and water. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from wholesale customers or in other financial penalties. Significant or continuing non-compliance with these standards and laws could disrupt our business and harm our reputation.
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
Our companies also face exposure to product liability claims in the event that one of their products is alleged to have resulted in property damage, bodily injury or other adverse effects. Defects in products could result in customer dissatisfaction or a reduction in, or cancellation of, future purchases or liability claims against our companies. If these defects occur frequently, our reputation may be impaired permanently. Defects in products could also result in financial or other damages to customers, for which our companies may be asked or required to compensate their customers, in the form of substantial monetary judgments or otherwise. Additionally, rapidly changing safety standards may not render unsaleable products that complied with previously-applicable safety standards. As a result, these types of claims could have a material adverse effect on our businesses, results of operations and financial condition.

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
The success of our branded consumer businesses depends on our ability to maintain the value and reputation of the brand and the failure to do so could reduce profits and adversely impact our financial condition.
The name of our branded consumer businesses is integral to those businesses. Maintaining, promoting, and positioning our branded consumer businesses will depend, in part, on the success of marketing and merchandising efforts and the ability to provide a consistent, high quality products and services. Our branded consumer businesses rely on social media, as one of their marketing strategies, to have a positive impact on both brand value and reputation. The brand and reputation of our branded consumer businesses could be adversely affected if those subsidiaries fail to achieve their objectives, if their public image was to be tarnished by negative publicity, which could be amplified by social media, or if they fail to deliver innovative and high quality products. The reputation of our branded consumer businesses could also be impacted by adverse publicity, whether or not valid, regarding allegations that we or our subsidiaries, or persons associated with us or our subsidiaries or formerly associated with us or our subsidiaries, have violated applicable laws or regulations, including but not limited to those related to safety, employment, discrimination, harassment, whistle-blowing, privacy, corporate citizenship or improper business practices. Additionally, the value of our businesses’ brands may be harmed if our businesses fail to protect their intellectual property. Any harm to the brand or reputation of our subsidiaries could have a material adverse effect on our profitability and financial condition.
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
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in various claims and legal proceedings. While the ultimate resolution of these matters has yet to be determined, we do not believe that their outcome will have a material adverse effect on our financial position or results of operations. Information regarding the Company’s legal proceedings can be found below, and additional information can be found in the section entitled “Legal Proceedings” in "Note P – Commitments and Contingencies" and "Note T - Subsequent Events" of the accompanying notes to the consolidated financial statements.
Arnold
Our Arnold subsidiary was named as co-defendant, together with 300 West LLC (“300 West”), in a suit filed in the Twenty-Second Judicial Circuit, McHenry County, Illinois, Chancery Division (Case No. 13CH1046) on June 14, 2013 by the State of Illinois (the “Marengo Litigation”). Arnold leases a site in Marengo, McHenry County, Illinois (the “Site”) from 300 West. Since 2008, Arnold and 300 West have been a part of the Illinois Remediation Program with respect to the Site. In the Marengo Litigation, the State of Illinois claimed that 300 West and Arnold discharged chlorinated volatile organic compounds into the groundwater onsite, which has since migrated off-Site into private drinking wells. The State of Illinois sought injunctive relief and civil penalties. In June of 2016, the parties entered into a consent order (as amended and restated up to and through the date hereof, the “Consent Order”). 300 West, at its expense, connected residents whose drinking water was impacted by the alleged release to the City of Marengo’s public water supply, as required by the Consent Order. The Consent Order also requires Arnold and 300 West to submit to the Illinois Environmental Protection Agency ("IEPA") a comprehensive plan detailing steps to be taken by 300 West and Arnold to remediate on- and off-site soil and groundwater contamination. Discussions between Arnold and 300 West and the IEPA regarding the remediation plan are ongoing. The Consent Order also requires the ultimate settlement of any stipulated and civil penalties related to the Marengo Litigation. In May of 2021, the McHenry County State’s Attorney joined the Marengo Litigation as a plaintiff. In June 2024, Arnold issued a notice to 300 West to terminate its lease for the Marengo site and subsequently moved to a new location in Woodstock, Illinois. Arnold and 300 West are still in discussion regarding maintenance and repair to the Marengo property. The Marengo lease ended on December 31, 2024.
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
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 7 contains forward-looking statements. Forward-looking statements in this Amendment No. 1 to the Company's Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “2024 Form 10-K” or the “Original Filing”) are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects, or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Form 10-K/A.
Restatement of Previously Issued Consolidated Financial Statements
As discussed under the heading “Explanatory Note”, the Company is restating its previously issued consolidated financial statements and related notes for the fiscal years ended December 31, 2024, 2023, and 2023 and the interim periods included within those fiscal years. Please refer to Part II, Item 8. "Note C - Restatement of Previously Issued Consolidated Financial Statements" and "Note S - Unaudited Quarterly Financial Data", in the Consolidated Financial Statements in this Form 10-K/A for additional information related to the restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements, and to recast the Consolidated Balance Sheet for the year ended December 31, 2022 in “Note C - Restatement of Previously Issued Consolidated Financial Statements” and the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the unaudited interim periods in the years ended December 31, 2024, 2023 and 2022 in “Note S - Unaudited Quarterly Financial Data” in the “Notes to the Consolidated Financial Statements” included in this Form 10-K/A to reflect the effect of the sale of EBP Lifestyle Brands Holdings, Inc. during the fourth quarter of 2024.
This "Management’s Discussion and Analysis of Financial Condition and Results of Operations" does not substantively amend, update or change any disclosures or analysis contained in the Original Filing (other than for certain matters relating to or resulting from the restatement of our previously issued consolidated financial statements and related notes for the Affected Periods or for the Lugano Investigation), and accordingly, does not reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein (such as certain events arising after the date of the Original Filing relating to or resulting from the restatement of our previously issued consolidated financial statements and related notes for the Affected Periods or for the Lugano Investigation), The “Results of Operations,” "Liquidity and Capital Resources", and “Critical Accounting Policies and Estimates” sections within this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" have been updated to reflect the restatement.
Going Concern
In its report on the consolidated financial statements of the Company for the fiscal year ended December 31, 2024, included with this Form 10-K/A, the Company’s independent registered public accounting firm included an emphasis of matter paragraph due to management’s determination, in applying the going-concern guidance under U.S. GAAP, that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements set forth in this Form 10-K/A are issued. For more information concerning this emphasis of matter paragraph and the Company’s ability to continue as a going concern, please see the section titled “Going Concern” under the heading “Liquidity and Capital Resources” in this MD&A.
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

The Trust and the LLC were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small and middle market businesses as those that generate annual cash flows of up to $100 million. We focus on companies of this size because we believe that these companies are more able to achieve growth rates above those of their relevant industries and are also frequently more amenable to efforts to improve earnings and cash flow.
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
Our management team has a large network of deal intermediaries to whom it actively markets and who we expect to expose us to potential acquisitions. Through this network, as well as our management team’s active proprietary transaction sourcing efforts, we typically have a substantial pipeline of potential acquisition targets. In consummating transactions in the past, our management team has been able to successfully navigate complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. We believe the flexibility, creativity, experience and expertise of our management team in structuring transactions provides us with a strategic advantage by allowing us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.
Initial public offering and Company formation
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust (the “IPO”). Subsequent to the IPO the Board engaged our Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and perform those services customarily performed by executive officers of a public company.
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
The sale price of Ergobaby was based on an enterprise value of $104 million and will be subject to certain adjustments based on matters such as transaction expenses of Ergobaby, the net working capital and cash and debt balances of Ergobaby at the time of the closing. The LLC owned approximately 82% of the outstanding stock of Ergobaby on a fully diluted basis prior to the Ergobaby Merger. After the allocation of the sales price to Ergobaby non-controlling equity holders and the payment of transaction expenses, the Company received approximately $99.1 million of total proceeds at closing. This amount was in respect of its debt and equity interests in Ergobaby (which was acquired by the Company on September 16, 2010) and the payment of accrued interest. The Company recorded a pre-tax gain on the sale of Ergobaby of $6.1 million.
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
Preferred shares - For the 2024 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 on our Series B Preferred Shares and $1.96875 on our Series C Preferred Shares.

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

Results of Operations (As Restated)
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2024, 2023 and 2022, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a standalone basis.
We acquired The Honey Pot Co. in January 2024 and PrimaLoft in July 2022. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2024, 2023 and 2022, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a standalone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2024, 2023 and 2022, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2024 acquisition of The Honey Pot Co., the pro forma results of operations have been prepared as if we purchased this business on January 1, 2023. For the 2022 acquisition of PrimaLoft, the pro forma results of operations have been prepared as if we purchased this business on January 1, 2022. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."
Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)

Net revenues	$1,788,013	$1,689,920	$1,756,809
Cost of revenues	1,037,594	1,015,200	1,107,378
Gross profit	750,419	674,720	649,431
Selling, general and administrative expense	587,521	502,013	441,628
Management fees	74,767	67,945	62,104
Amortization expense	94,817	83,574	72,653
Impairment expense	8,182	90,597	28,602
Operating income	(14,868)	(69,409)	44,444
Interest expense, net	(122,802)	(109,892)	(85,259)
Amortization of debt issuance costs	(4,018)	(4,038)	(3,740)
Loss on sale of Crosman	(24,218)	—	—
Loss on debt extinguishment	—	—	(534)
Other income (expense)	(143,304)	(83,114)	(68,847)
Income (loss) from continuing operations before income taxes	(309,210)	(266,453)	(113,936)
Provision for income taxes	18,612	8,198	29,493
Income (loss) from continuing operations	$(327,822)	$(274,651)	$(143,429)
Year ended December 31, 2024, as restated, compared to the Year ended December 31, 2023, as restated
Net revenues (as restated)
Net revenues for the year ended December 31, 2024 increased by approximately $98.1 million or 5.8% compared to the corresponding period in 2023. During the year ended December 31, 2024, we saw notable increases in net revenue at BOA ($35.0 million increase), Lugano ($27.2 million increase), PrimaLoft ($7.2 million increase) and Arnold ($5.2 million increase), offset by decreases in net revenue at Velocity ($75.8 million decrease, primarily due to the sale of Crosman, Velocity's airgun division, in April 2024) and Sterno ($5.4 million decrease). The Honey Pot Co., which we acquired on January 31, 2024, contributed $104.6 million in net revenues in 2024 post-acquisition. Refer to "Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by operating segment.
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
Cost of revenues (as restated)
On a consolidated basis, cost of revenues increased approximately $22.4 million during the year ended December 31, 2024, compared to the corresponding period in 2023, primarily as a result of the increase in net revenues at certain of our subsidiaries. We saw notable increases in cost of revenues at BOA ($8.8 million increase), Lugano ($6.2 million increase) and Arnold ($8.9 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at Velocity ($57.0 million decrease) and Sterno ($12.1 million decrease) that corresponded to the decrease in revenue noted above. The Honey Pot Co. had cost of revenues of $53.3 million in 2024 post-acquisition. Gross profit as a percentage of net revenues was approximately 42.0% in the year ended December 31, 2024 compared to 39.9% in the year ended December 31, 2023. The increase in gross profit as a percentage of net revenues in the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily attributable to the mix of products sold, with increases in net revenue at our higher margin businesses. Our branded consumer businesses had gross profit as a percentage of net revenues of 52.2% in the 2024 as compared to 49.2% in 2023, while our industrial businesses had gross profit as a percentage of net revenues of 27.1% in 2024 as compared to 27.7% in 2023. Refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $85.5 million during the year ended December 31, 2024, compared to the corresponding period in 2023. We saw increases in selling, general and administrative expenses at several of our consumer brands due to increased investment in marketing and headcount, and increases in employee compensation, particularly Lugano ($29.6 million of the increase) with spending associated with the opening of new salons in the latter part of 2023 and 2024. The Honey Pot Co. had selling, general and administrative expense of $37.7 million in the 2024 post-acquisition period, of which $3.5 million was transaction costs and $2.6 million was integration service fees associated with the acquisition. Our Arnold operating segment also saw a notable increase in selling, general and administrative costs in 2024 ($10.3 million increase) as compared to the prior year due to non-recurring costs incurred associated with the move of two of their facilities in the United States. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment. At the corporate level, general and administrative expense was $19.7 million in 2024 and $18.2 million in 2023, an increase of $1.5 million. The increase in corporate general and administrative expense in 2024 related to severance paid to our former chief financial officer, who departed during the third quarter, and professional fees associated with the recruitment of our new chief financial officer.
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
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of December 31, 2024 at approximately $38.2 million, which amount will reduce future payments on a dollar-for-dollar basis. The Board intends to direct the Company to establish a plan for recovering all such excess management fees paid to the Manager as soon as is reasonably practicable, balancing prompt recovery with the need to fund Manager’s ongoing management services to the Company.
Amortization expense (as restated)
Amortization expense for the year ended December 31, 2024 increased $11.2 million to $94.8 million as compared to the prior year, primarily as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for The Honey Pot Co., which was acquired in January 2024, partially offset by the reduction in amortization expense at Velocity related to the intangible assets that were included in the sale of Crosman.
Impairment expense (as restated)
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
Lugano performed an interim impairment test of their long-lived assets at December 31, 2023 that resulted in a $1.2 million impairment charge related to the customer relationship intangible.
Interest expense (as restated)
We recorded interest expense totaling $122.8 million for the year ended December 31, 2024 compared to $109.9 million for the comparable period in 2023, an increase of $12.9 million. The increase in interest expense in the current period reflects higher average amounts outstanding on our revolving credit facility in the current year, and an increase of $11.4 million in interest expense related to financing arrangements at our Lugano business.
Loss on Sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity recorded a loss on the sale of Crosman $24.2 million in the year ended December 31, 2024.
Provision for income taxes (as restated)
We had income tax expense of $18.6 million during the year ended December 31, 2024 compared to income tax expense of $8.2 million in 2023, an increase of $10.4 million in 2024 as compared to 2023. Our effective tax rate in the year ended December 31, 2024 was (6.0)%, compared to an effective income tax rate of (3.1)% during the same period in 2023. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate in 2024 was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries, and the loss on the sale of Crosman in the second quarter of 2024.
Year ended December 31, 2023 as restated compared to the Year ended December 31, 2022 as restated
Net revenues (as restated)
Net revenues for the year ended December 31, 2023 decreased by approximately $66.9 million or 3.8% compared to the corresponding period in 2022. During the year ended December 31, 2023 compared to 2022, we saw a decrease in net revenue at BOA ($52.9 million decrease), Velocity Outdoor ($60.0 million decrease), Altor Solutions ($23.3 million decrease) and Sterno ($28.3 million decrease), partially offset by increases in net sales at 5.11 ($46.9 million increase) and Arnold ($12.9 million increase). Our PrimaLoft business, which we acquired in July 2022, contributed $48 million in incremental net revenue in 2023. On a consolidated level, we saw decreases in net revenues at several of our businesses as compared to the prior year. Several of our consumer brand businesses, particularly BOA, PrimaLoft and Velocity, had a decrease in net revenues resulting from higher than anticipated end market inventory levels due to supply chain normalization and a corresponding inventory ordering surge experienced in 2022. Our industrial businesses faced inflationary pressures in the current year, with both Altor and Sterno experiencing decreases in sales as a result. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by business segment.
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
Cost of revenues (as restated)
On a consolidated basis, cost of revenues decreased approximately $92.2 million during the year ended December 31, 2023, compared to the corresponding period in 2022, primarily as a result of the decrease in net revenues at certain of our subsidiaries. We saw notable increases in cost of revenues at 5.11 ($26.6 million increase) and Arnold ($7.4 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at BOA ($19.1 million decrease), Altor ($38.9 million decrease), Velocity ($42.5 million decrease) and Sterno ($39.4 million decrease) that corresponded to the decrease in revenue noted above. Our PrimaLoft business contributed $18.0 million in incremental cost of revenues for 2023 based on the timing of the acquisition in the prior year. Gross profit as a percentage of net revenues was approximately 39.9% in the year ended December 31, 2023 compared to 37.0% in the year ended December 31, 2022. The increase in gross profit as a percentage of net sales in the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily attributable to the mix of products sold, with increases in net revenue at our higher margin businesses. Our branded consumer businesses had gross profit as a percentage of net revenues of 49.2% in the 2023 as compared to 48.5% in 2022, while our industrial businesses had gross profit as a percentage of net revenues of 27.7% in 2023 as compared to 22.1% in 2022. Refer to "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
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
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of December 31, 2024 at approximately $38.2 million, which amount will reduce future payments on a dollar-for-dollar basis. The Board intends to direct the Company to establish a plan for recovering all such excess management fees paid to the Manager as soon as is reasonably practicable, balancing prompt recovery with the need to fund Manager’s ongoing management services to the Company.
Amortization expense (as restated)
Amortization expense for the year ended December 31, 2023 increased $10.9 million to $83.6 million as compared to the prior year, primarily as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for PrimaLoft, which was acquired in July 2022, and an add-on acquisition at Velocity in July 2022.
Impairment expense (as restated)
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
Lugano performed an interim impairment test of their long-lived assets at December 31, 2023 that resulted in a $1.2 million impairment charge related to the customer relationship intangible, and an interim impairment test of goodwill and long-lived assets at December 31, 2022 that resulted in impairment expense of $28.6 million.
Interest Expense (as restated)
We recorded interest expense totaling $109.9 million for the year ended December 31, 2023 compared to $85.3 million for the comparable period in 2022, an increase of $24.6 million. The increase in interest expense in the current period reflects the higher interest rate environment in the current year versus the comparable period in the prior year, and higher average amounts outstanding on our revolving credit facility in the current year. While the actual timing and extent of any future increases or decreases in interest rates remains unknown, higher long-term interest rates are expected to affect interest expense on the debt outstanding under our 2022 Credit Facility. Additionally, our Lugano business incurred an increase of $2.9 million in interest expense in the year ended December 31, 2023 as compared to the year ended December 31, 2022 related to financing arrangements.
Provision for income Taxes (as restated)
We had income tax expense of $8.2 million during the year ended December 31, 2023 compared to income tax expense of $29.5 million in 2022, a decrease of $21.3 million in 2023 as compared to 2022. Our effective tax rate in the year ended December 31, 2023 was (3.1)%, compared to an effective income tax rate of (25.9)% during the same period in 2022. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% percent and our effective income tax rate in 2023 was the goodwill impairment expense recorded at PrimaLoft in 2023, which is a permanent difference for tax purposes and therefore did not result in an income tax benefit, and the distribution received by the Trust as a result of the BOA recapitalization.
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
Lugano
Overview
Lugano is a designer, manufacturer, and retailer of high-end jewelry. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with organizations in the equestrian, art, and philanthropic communities. Lugano is headquartered in Newport Beach, California.
Restatement of Lugano Results of Operations
As described in the Explanatory Note above and in Part II, Item 8, Note B - Summary of Significant Accounting Policies to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 to reflect the correction of historical financial information specific to Lugano, and to recast the Consolidated Balance Sheet for the year ended December 31, 2022 in “Note C - Restatement of Previously Issued Consolidated Financial Statements” and the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the unaudited interim periods in the year ended December 31, 2022 in “Note S - Unaudited Quarterly Financial Data” in the “Notes to the Consolidated Financial Statements” included in this Form 10-K/A to reflect the effect of the sale of EBP Lifestyle Brands Holdings, Inc. during the fourth quarter of 2024. The following table presents the "As Reported" and the "As Adjusted" financial information for Lugano and Management's discussion and analysis of the "As Adjusted" components of the results of operations for each of the periods presented. For details of the adjustments to the "As Reported" financial information of Lugano, refer to Note C - Restatement of Previously Issued Consolidated Financial Statements.
Results of Operations

	Year ended December 31,
(in thousands)	2024		2023		2022
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Net sales	$470,666	$60,445	$308,321	33,224	$201,507	$37,621
Cost of sales	184,472	24,192	134,775	17,961	102,911	18,215
Gross profit	286,194	36,253	173,546	15,263	98,596	19,406
Selling, general and administrative expense	97,167	97,168	67,531	67,531	39,960	39,961
Management fee	750	750	750	750	750	750
Amortization expense	5,119	176	4,959	137	4,871	286
Impairment expense	—	—	—	1,197	—	28,602
Segment operating income (loss)	$183,158	$(61,841)	$100,306	(54,352)	$53,015	$(50,193)
Year ended December 31, 2024 compared to the Year ended December 31, 2023
Net sales (as restated)
Net sales for the year ended December 31, 2024 increased approximately $27.2 million or 81.9%, to $60.4 million, compared to the corresponding year ended December 31, 2023. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado, Connecticut, and London, England, as well as via pop-up showrooms at multiple equestrian, social and charitable functions each year. In the current year period, Lugano experienced same store sales growth as it invested in building out its sales, marketing and event staff, while increasing the number of social and charitable functions it has attended. Lugano opened its Greenwich, Connecticut location in September 2023, and its London, England salon in the second quarter of 2024.
Gross profit (as restated)
Gross profit as a percentage of net sales totaled approximately 60.0% in the year ended December 31, 2024 compared to 45.9% in the year ended December 31, 2023. Lugano has an extensive network of suppliers through which they procure diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 increased to approximately $97.2 million or 160.8% of net sales compared to $67.5 million or 203.3% of net sales for the same period of 2023. The increase in selling, general and administrative expense is primarily due to overhead expenses from newly opened locations, increased marketing spend and personnel costs.
Segment operating loss (as restated)
Segment operating loss increased $7.5 million during the year ended December 31, 2024 to $61.8 million compared to segment operating loss of $54.4 million during the same period in 2023.
Year ended December 31, 2023 compared to the Year ended December 31, 2022
Net sales (as restated)
Net sales for the year ended December 31, 2023 decreased approximately $4.4 million or 11.7%, to $33.2 million, compared to the corresponding year ended December 31, 2022. Lugano sells high-end jewelry primarily through retail salons in California, Florida, Texas, Washington D.C., Colorado and Connecticut, and via pop-up showrooms at multiple equestrian, social and charitable functions each year. Lugano opened its Washington D.C. location in March 2023, its Greenwich, Connecticut location in September 2023, and its Palm Beach, Florida flagship location in November 2023.
Gross profit (as restated)
Gross profit as a percentage of net sales totaled approximately 45.9% in the year ended December 31, 2023 compared to 51.6% in the year ended December 31, 2022. Lugano has an extensive network of suppliers through which they procure diamonds and gemstones, which make up a significant percentage of the cost of sales. The uniqueness of the Lugano jewelry can lead to fluctuations in margins from period to period based on what designs are sold during the period.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2023 increased to approximately $67.5 million or 203.3% of net sales compared to $40.0 million or 106.2% of net sales for the same period of 2022. The increase in selling, general and administrative expense is attributable to increased marketing spend and personnel costs in support of Lugano’s expansion into new markets as well as rent and operating costs for its new locations.
Impairment expense (as restated)
Lugano recognized impairment expense of $1.2 million in 2023 related to its customer relationship intangible asset, and impairment expense of $28.6 million in 2022 related to goodwill ($26.2 million) and customer relationship ($2.4 million) as a result of the restatement of the operating results of Lugano.
Segment operating loss (as restated)
Segment operating loss increased $4.2 million during the year ended December 31, 2023 to $54.4 million compared to segment operating loss of $50.2 million during the same period in 2022, principally as a result of the decrease in sales and gross profit in 2023, as described above.
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
Segment operating income
Segment operating income was $21.7 million for the year ended December 31, 2024 as compared to $34.6 million for the year ended December 31, 2023, a decrease of $12.8 million based on the factors noted above.
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

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. On September 5, 2024, we refreshed our at-the-market program for the common shares of the Trust, which was initially established in 2021, by filing a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $500 million of the common shares of the Trust in amounts and at times to be determined by us. On September 5, 2024, we refreshed our at-the-market program for preferred shares of the Trust, which was initially established in the first quarter of 2024, by filing a prospectus supplement pursuant to which we may, but we have no obligation to, issue and sell up to $200 million of the Series A, Series B and Series C preferred shares of the Trust in amounts and at times to be determined by us. Actual sales of both the Trust common and preferred shares will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common and preferred shares and determinations by us regarding appropriate sources of funding. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on the common and preferred shares of the Trust, and strategic growth initiatives, including acquisitions. We had total available cash and cash equivalents of $59.7 million and $446.6 million as of December 31, 2024 and 2023, respectively. In November 2023, we sold our Marucci subsidiary, receiving approximately $484.0 million of total proceeds at closing. A portion of the proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Revolving Credit Facility and the remaining amount was held in short term investment and savings accounts at December 31, 2023. On January 31, 2024, the Company completed the acquisition of The Honey Pot Co. using cash held on our balance sheet.
As of December 31, 2024, we had $1 billion of indebtedness associated with our 5.250% 2029 Notes, $300 million of indebtedness associated with our 5.000% 2032 Notes, $375 million outstanding on our 2022 Term Loan, and $110 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility, if any, upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments ranging from $2.5 million to $7.5 million, commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. On December 31, 2024, approximately 27.2% of our outstanding debt was subject to interest rate changes. In January 2025, we entered into an amendment of the 2022 Credit Facility to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million, which may be reduced or terminated by the Company upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The initial $200 million draw was used to reduce the amount outstanding under the 2022 Revolving Credit Facility and for general corporate purposes.
Based on the consolidated financial information included within the Original Filing, the Company was in compliance with the 2022 Revolving Credit Facility’s financial covenants as of December 31, 2024. However, retrospectively testing financial covenant compliance under the 2022 Revolving Credit Facility as of December 31, 2024 in reliance on the restated consolidated financial information provided in this Form 10-K/A, the Company would not have been in compliance with such financial covenants.
Please see “Note T – Subsequent Events” included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for additional information concerning our 2022 Credit Facility and related matters.
The following table summarizes our cash activity for the years presented, as restated:

	Year ended December 31,
	2024	2023	2022
(in thousands)	(Restated)	(Restated)	(Restated)
Cash (used in) provided by operating activities	$(151,086)	$16,641	$(46,645)
Cash (used in) provided by investing activities	(422,450)	570,503	(626,723)
Cash provided by (used in) financing activities	184,064	(198,724)	575,237
Effect of exchange rates on cash and cash equivalents	(1,278)	786	(1,331)
Increase (decrease) in cash and cash equivalents	$(390,750)	$389,206	$(99,462)

Going Concern
As of the date of the filing of this Form 10-K/A, the Company is not in compliance with certain covenants under its 2022 Credit Facility. These instances of noncompliance include (i) breaches of financial covenants under the 2022 Credit Facility in historical periods (including December 31, 2024), resulting from required retesting of such covenants in connection with the restatement, (ii) the delivery of the Company’s consolidated financial statements included in this Form 10-K/A with an auditor’s report containing a going concern emphasis-of matter-paragraph, and (iii) prior defaults and events of default resulting from the circumstances related Lugano. As a result, the lenders under the 2022 Credit Facility may elect to exercise the remedies available to them, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent.
If our borrowings under the 2022 Credit Facility are accelerated and the acceleration is not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 2029 Notes and 2032 Notes would have the right to declare the the notes due and payable. Separately, on October 27, 2025, the trustee under the indentures for the 2029 Notes and 2032 Notes delivered a notice that the Company had failed to deliver its consolidated financial statements for the fiscal quarter ending March 31, 2025 by the deadline set under the senior note indenture forbearance agreement then in effect. The Company is currently within a sixty (60) day cure period provided under the indentures, which expires on December 26, 2025. If the Company does not deliver the required financial statements by that date, the holders of the 2029 Notes and 2032 Notes will have the right to declare the notes due and payable.
All prior forbearance agreements under the 2022 Credit Facility and the senior notes indentures have expired, and as of the date of this filing the Company has not obtained any further forbearance, waivers, or other relief. If we are unable to cure the existing breaches or obtain a waiver or forbearance relief before an acceleration occurs, we may not be able to make the required payments or refinance the accelerated obligations on terms acceptable to us, if at all.
Because there can be no assurance that amendments to the Company’s debt instruments or any other relief will be obtained before an acceleration occurs, management has concluded, in applying the going-concern guidance under U.S. GAAP, that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements set forth in this Form 10-K/A are issued. The Company is actively negotiating an amendment to the 2022 Credit Facility that would include a waiver of ongoing breaches, such an amendment, however, has not been executed and is not fully within the Company’s control and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt. If the lenders do not accelerate the Company’s indebtedness before an amendment is executed, and the Company delivers its financial statements for the fiscal quarter ended March 31, 2025 on or before December 26, 2025, the Company expects that it would regain compliance with its senior note indentures; however, neither outcome is assured.
The Company is also taking various operational and financial initiatives to strengthen liquidity and reduce leverage, including evaluating subsidiary divestitures, organic deleveraging actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans (together with expected operating cash flow from the Company’s operating subsidiaries excluding Lugano) could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been assumed in the Company’s going concern evaluation and may not be resolved on the timetable necessary to alleviate the substantial doubt described above.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and satisfy its liabilities in the ordinary course of business. For additional information regarding the impact of the Company’s covenant noncompliance on the classification of the Company’s indebtedness, see “Note I – Debt” included in the "Notes to the to the Consolidated Financial Statements" included in this Form 10-K/A.

Cash Flow from Operating Activities
2024
Cash flows used in operating activities totaled approximately $151.1 million for the year ended December 31, 2024, which represents an increase in the use of cash in operating activities of $167.7 million compared to cash flow provided by operating activities of $16.6 million for the year ended December 31, 2023. Cash used in operating activities for working capital for the year ended December 31, 2024 was $7.6 million, as compared to cash provided by operating activities for working capital of $5.0 million for the year ended December 31, 2023. In the current year, the increase in the cash used in operations is primarily attributable to the losses sustained at our Lugano subsidiary.
2023
Cash flows provided by operating activities totaled approximately $16.6 million for the year ended December 31, 2023, which represents an increase of $63.3 million compared to cash flow used in operating activities of $46.6 million for the year ended December 31, 2022. A majority of the increase in cash provided by operating activities was due to a decrease in cash used for working capital in 2023. Cash provided by operating activities for working capital for the year ended December 31, 2023 was $5.0 million, as compared to cash used in operating activities for working capital of $91.2 million for the year ended December 31, 2022. The decrease in the use of cash for working capital in the year ended December 31, 2023 primarily reflects inventory management strategies, as several of our businesses worked through higher inventory levels than normal during 2023. In 2022, these businesses substantially increased inventory levels to combat supply chain issues given longer lead times, resulting in higher cash outflows throughout the year.
2022
Cash flows used in operating activities totaled approximately $46.6 million for the year ended December 31, 2022. Cash used in operating activities for working capital for the year ended December 31, 2022 was $91.2 million. We typically have a higher usage of cash for working capital in the first half of the year as most of our companies will build up inventories after the fourth quarter; however, in 2022, several of our subsidiary businesses substantially increased inventory levels to combat supply chain issues given longer lead times, resulting in higher cash outflows throughout the year.
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
Our spending on capital expenditures decreased $5.2 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, with $55.0 million in capital expenditures in 2023 and $60.2 million in capital expenditures in 2022. The decrease in capital expenditures is primarily due to the number of new retail stores opened at 5.11 in 2023 compared to 2022 (13 stores opened in 2023 and 25 in 2022).
2022
Cash flows used in investing activities totaled approximately $626.7 million for the year ended December 31, 2022. Investing activities in 2022 reflected our acquisition of PrimaLoft in the third quarter of 2022, and a small add-on acquisition at our Velocity business. The total amount of cash used for acquisitions in 2022 totaled $570.5 million.
Our spending on capital expenditures increased $27.5 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, with $60.2 million in capital expenditures in 2022. The increase in capital expenditures was primarily to support the retail store growth at both 5.11 and Lugano.
Cash Flow from Financing Activities
2024
Cash flows provided by financing activities totaled approximately $184.1 million for the year ended December 31, 2024, as compared to cash flows used in financing activities of $198.7 million for the year ended December 31, 2023. Financing activities in 2024 reflects $122.6 million in proceeds from the Trust common and preferred shares issued under our at-the-market share offering programs, and net draws on our 2022 Credit Facility of $100 million. In 2023, we used the proceeds from the sale of our Marucci business to repay the amount outstanding on our 2022 Revolving Credit Facility ($155 million in net outflows). Financing activities in 2024 and 2023 reflect the payment of our common and preferred share distributions, and a distribution to our allocation interests holders of $48.9 million in 2024 related to the November 2023 sale of Marucci, and $26.5 million in 2023 related to our sale of ACI. Financing activities in 2024 and 2023 also reflected $9.6 million and $9.3 million, respectively in purchases under our share repurchase program, and $7.7 million in proceeds in 2023 from a private placement completed in the fourth quarter. Additionally, financing activities in 2023 reflects cash paid to noncontrolling shareholders related to our recapitalization of BOA in December 2023 ($11.7 million in distributions to noncontrolling shareholders at BOA).
Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In 2024, the cash flows provided by these financing arrangements totaled $83.5 million.
2023
Cash flows used in financing activities totaled approximately $198.7 million for the year ended December 31, 2023, as compared to cash flows provided by financing activities of $575.2 million for the year ended December 31, 2022. In 2023, we used the proceeds from the sale of our Marucci business to repay the amount outstanding on our 2022 Revolving Credit Facility ($155 million in net outflows). Financing activities in 2023 reflects $9.3 million in purchases under our share repurchase program, and $74.3 million in proceeds from a private placement completed in the fourth quarter. Financing activities in 2023 reflect the payment of our common and preferred share distributions, and a distribution to our Allocation Interests holders of $26.5 million related to our sale of ACI. Additionally, financing activities in 2023 reflects cash paid to noncontrolling shareholders related to our recapitalization of BOA in December 2023 ($11.7 million in distributions to noncontrolling shareholders at BOA).
Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In 2023, the cash flows provided by these financing arrangements totaled $61.4 million.
2022
Cash flows provided by financing activities totaled approximately $575.2 million for the year ended December 31, 2022. During the year ended December 31, 2022, we entered into our 2022 Credit Facility which provides for a $400 million term loan. The net amount of cash provided by debt proceeds under our 2022 Credit Facility in 2022, including the 2022 Term Loan and draws on our revolving credit facility, was $550.0 million, which was used primarily to fund our acquisition of PrimaLoft in July 2022. Financing activities also reflect the payment of our common and preferred share distributions. Additionally, financing activities in 2022 reflects cash received from noncontrolling shareholders related to our acquisition of PrimaLoft in 2022 ($35.3 million in cash proceeds provided by noncontrolling shareholders), and paid to noncontrolling shareholders related to our recapitalization of Ergobaby in February 2022 ($11.3 million in distributions to noncontrolling shareholders at Ergobaby). In September 2021, we filed a prospectus supplement and entered into a Sales Agreement for an At-the-Market program pursuant to which we may sell common shares of the Trust. We received $83.9 million in net cash proceeds from the sale of Trust common shares under this program in 2022.

Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In 2022, the cash flows provided by these financing arrangements totaled $18.4 million.
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2024:

(in thousands)	Intercompany Loans	Total Liabilities (Restated)
5.11	$132,159	$309,564
BOA	168,251	232,840
Lugano	623,110	994,089
PrimaLoft	156,600	211,251
The Honey Pot Co.	101,000	142,711
Velocity Outdoor	48,350	57,692
Altor Solutions	197,902	274,460
Arnold	75,627	124,841
Sterno	77,142	149,415
	$1,580,141	$2,496,863
Corporate and eliminations	(1,580,141)	269,985
Total	$—	$2,766,848
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
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2024 except Velocity and Arnold. Velocity was issued a waiver for the fourth quarter of 2024 related to the fixed charge coverage ratio in their intercompany credit agreement. Arnold received a waiver for the fourth quarter of 2024 related to the fixed charge ratio and capital expenditures covenant in their intercompany credit agreement. Lugano was in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2024, based on the financial statements included in the 2024 Form 10-K but would not have been in compliance based upon the restated financials set forth in this 10-K/A.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of interest and principal on our outstanding debt; (iii) payments to CGM and Sostratus due or potentially due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) pursuing future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. Each of our subsidiaries has various non-cancelable commitments in the ordinary course of business, including operating lease payments, and purchase obligations which include payments for materials and payments under employment agreements. On a consolidated basis at December 31, 2024, we had future lease obligations of $293.2 million and purchase obligations of $125.3 million.
We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, over the next twelve months and thereafter.
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
Please see "Note I - Debt" and “Note T – Subsequent Events” included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for more detail regarding our 2022 Credit Facility.
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
Please see "Note T – Subsequent Events” included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for more detail regarding our 2032 Notes.
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
Please see "Note T – Subsequent Events” included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A for more detail regarding our 2029 Notes.
The proceeds from the sale of the 2029 Notes were used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026 (the “2026 Notes”).
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
The following table reflects required financial ratios as of December 31, 2024 included as part of the affirmative covenants in our 2022 Credit Facility, along with our actual ratios based on both the financial results presented in our 2024 Form 10-K and as restated in this Form 10-K/A:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio (Original Filing)	Actual Ratio (Restated)

Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.00	2.43	0.83

Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50:1.00	0.92	1.63

Total Debt to EBITDA Ratio	Less than or equal to 5.00:1.00	3.58	6.32
We intend to use the availability under our 2022 Credit Facility and cash on hand to pursue acquisitions of additional businesses, to fund distributions (if and to the extent approved by our Board) and to provide for other working capital needs.
Interest Expense (as restated)
We incurred interest expense totaling $122.8 million in the year ended December 31, 2024, as compared to $109.9 million in the year ended December 31, 2023 and $85.3 million for the year ended December 31, 2022.
The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
	As Restated	As Restated	As Restated
Interest on credit facilities	$38,985	$37,269	$13,842
Interest on Senior Notes	67,500	67,500	67,500
Unused fee on Revolving Credit Facility	1,840	1,998	1,913
Other interest expense (1)	16,522	5,076	2,053
Interest income	(2,045)	(1,951)	(49)
Interest expense, net	$122,802	$109,892	$85,259
(1) Other interest expense represents interest incurred by our subsidiaries. Other interest expense in each of the years ended December 31, 2024, 2023 and 2022 primarily reflects interest associated with third-party financing arrangements at our Lugano subsidiary.
Income Taxes (as restated)
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
Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. We recorded an income tax provision of $18.6 million with an annual effective rate of (6.0)% during the year ended December 31, 2024, an income tax provision of $8.2 million with an annual effective tax rate of (3.1)% during the year ended December 31, 2023, and an income tax provision of $29.5 million with an effective tax rate of 25.9% during the year ended December 31, 2022.

The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year ended December 31,
	2024	2023	2022
	As Restated	As Restated	As Restated
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	3.1	1.6	2.3
Foreign income taxes	(1.3)	(1.5)	(1.9)
Impairment expense	(0.5)	(5.9)	(4.8)
Impact of subsidiary employee stock options	(0.2)	1.3	(0.1)
Non-deductible acquisition costs	(0.2)	—	(0.4)
Non-recognition of various carryforwards at subsidiaries	(28.6)	(18.2)	(37.3)
United States tax on foreign income	0.4	(0.8)	(0.6)
Dividend (net of dividend received deduction)	0.3	(3.3)	(2.8)
Tax effect on loss on Crosman	(1.7)	—	—
Utilization of tax credits	1.6	2.4	6.4
Effect of classification of assets held for sale	—	—	(7.5)
Other	0.1	0.3	(0.2)
Effective income tax rate	(6.0)%	(3.1)%	(25.9)%
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
Adjusted EBITDA – EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), loss on debt extinguishment, depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs. Adjusted EBITDA is calculated utilizing the same calculation as described in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805; (iii) impairment charges, which reflect write downs to goodwill or other intangible assets; (iv) changes in the fair value of contingent consideration subsequent to initial purchase accounting, (v) integration service fees, which reflect fees historically paid by newly acquired companies to the Manager for integration services performed during the first year of ownership; and (vi) items of other income or expense that are material to a subsidiary and non-recurring in nature.
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
Reconciliation of Net income (loss) from continuing operations to Adjusted EBITDA (as restated)
The following tables reconcile Adjusted EBITDA to net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure (in thousands):

Adjusted EBITDA
Year ended December 31, 2024
	Corporate	5.11	BOA	Lugano (Restated)	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated (Restated)
Net income (loss) from continuing operations	$(35,634)	$20,634	$20,791	$(275,730)	$(10,575)	$(9,761)	$(54,851)	$5,635	$(2,969)	$14,638	$(327,822)
Adjusted for:
Provision (benefit) for income taxes	(2,095)	4,526	4,962	904	(3,741)	(2,894)	6,810	2,280	2,986	4,874	18,612
Interest expense, net	106,414	(14)	(21)	16,122	(70)	(52)	52	—	371	—	122,802
Intercompany interest	(157,585)	13,366	20,125	56,013	17,916	10,552	9,255	10,771	7,121	12,466	—
Depreciation and amortization	675	22,734	21,594	5,391	21,318	18,974	8,042	21,553	9,265	18,473	148,019
EBITDA	(88,225)	61,246	67,451	(197,300)	24,848	16,819	(30,692)	40,239	16,774	50,451	(38,389)
Other (income) expense	460	40	511	139,623	181	3	24,557	2,746	(9)	(590)	167,522
Non-controlling shareholder compensation	—	2,129	5,683	2,437	2,382	1,674	403	988	18	631	16,345
Impairment expense	—	—	—	—	—		8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	3,479	—	1,872	—	—	5,351
Integration services fee	—	—	—	—	—	2,625	—	—	—	—	2,625
Other	—	—	—	—	—	90	1,500	696	10,426	476	13,188
Adjusted EBITDA	$(87,765)	$63,415	$73,645	$(55,240)	$27,411	$24,690	$3,950	$46,541	$27,209	$50,968	$174,824
Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In the current year, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of two of Arnold's facilities in the United States.

Adjusted EBITDA
Year ended December 31, 2023
	Corporate	5.11	BOA	Lugano (Restated)	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated (Restated)
Net income (loss) from continuing operations	$(60,454)	$21,690	$16,496	$(177,508)	$(69,883)	$(40,045)	$16,504	$10,434	$8,115	$(274,651)
Adjusted for:
Provision (benefit) for income taxes	301	4,994	2,863	148	(5,673)	(5,616)	5,890	4,185	1,106	8,198
Interest expense, net	104,856	(8)	(18)	4,716	(11)	352	—	5	—	109,892
Intercompany interest	(126,240)	20,244	7,580	32,837	18,123	13,510	10,486	6,806	16,654	—
Depreciation and amortization	1,498	26,009	22,932	3,232	21,478	13,282	16,741	8,441	19,959	133,572
EBITDA	(80,039)	72,929	49,853	(136,575)	(35,966)	(18,517)	49,621	29,871	45,834	(22,989)
Other (income) expense	(130)	(515)	98	84,815	62	(1,210)	1,440	(5)	(1,441)	83,114
Non-controlling shareholder compensation	—	1,191	3,019	1,474	980	914	986	27	860	9,451
Impairment expense	—	—	—	1,197	57,810	31,590	—	—	—	90,597
Integration services fee	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	3,072	—	—	—	—	—	1,434	4,506
Adjusted EBITDA	$(80,169)	$73,605	$56,042	$(49,089)	$25,261	$12,777	$52,047	$29,893	$46,687	$167,054

Adjusted EBITDA
Year ended December 31, 2022
	Corporate	5.11	BOA	Lugano (Restated)	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated (Restated)
Net income (loss) from continuing operations	$(84,099)	$22,633	$42,613	$(131,713)	(17,741)	$4,127	$9,662	$7,683	$3,406	$(143,429)
Adjusted for:
Provision (benefit) for income taxes	12,119	7,125	6,527	15	(3,878)	1,562	3,174	3,329	(480)	29,493
Interest expense, net	83,243	—	(25)	1,793	(7)	229	—	26	—	85,259
Intercompany interest	(86,151)	13,761	7,410	12,773	7,512	10,282	10,742	5,518	18,153	—
Loss on debt extinguishment	534	—	—	—	—	—	—	—	—	534
Depreciation and amortization	1,491	22,972	21,993	1,467	10,465	13,374	16,403	8,041	20,293	116,499
EBITDA	(72,863)	66,491	78,518	(115,665)	(3,649)	29,574	39,981	24,597	41,372	88,356
Other (income) expense	(59)	(217)	1,043	66,535	112	2,417	766	(20)	(1,730)	68,847
Non-controlling shareholder compensation	—	1,511	2,511	1,179	2,142	971	1,321	40	844	10,519
Impairment expense	—	—	—	28,602	—	—	—	—	—	28,602
Acquisition expenses	—	—	—	—	5,680	222	216	—	—	6,118
Integration services fee	—	—	—	1,688	2,375	—	—	—	—	4,063
Other	—	—	—	—	—	—	—	—	1,330	1,330
Adjusted EBITDA	$(72,922)	$67,785	$82,072	$(17,661)	6,660	$33,184	$42,284	$24,617	$41,816	$207,835

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA (as restated)
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended				Year ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(85,269)	$(103,089)	$(65,546)	$(68,866)	$(322,770)
Income (loss) from discontinued options, net of tax	317	872	(1,088)	(7,006)	(6,905)
Gain on sale of discontinued operations, net of tax	3,345	—	—	8,612	11,957
Net loss from continuing operations	(88,931)	(103,961)	(64,458)	(70,472)	(327,822)
Less: loss from continuing operations attributable to noncontrolling interest	(28,756)	(29,802)	(28,922)	(23,545)	(111,025)
Net loss attributable to Holdings - continuing operations	(60,175)	(74,159)	(35,536)	(46,927)	(216,797)
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,101)	(6,345)	(6,967)	(25,458)
Amortization expense - intangible assets and inventory step-up	25,879	25,406	23,721	25,106	100,112
Impairment expense	8,182	—	—	—	8,182
Loss (gain) on sale of Crosman	—	24,606	(388)	—	24,218
Tax effect - loss on sale of Crosman	—	7,254	—	—	7,254
Non-controlling shareholder compensation	4,071	3,680	4,537	4,057	16,345
Acquisition expenses	3,479	—	—	1,872	5,351
Integration services fee	—	875	875	875	2,625
Other	274	130	964	11,820	13,188
Adjusted earnings	$(24,335)	$(18,309)	$(12,172)	$(10,164)	$(64,980)
Plus (less):
Depreciation expense	10,731	10,338	10,178	12,642	43,889
Income tax provision	3,110	15,593	2,772	(2,863)	18,612
Interest expense	25,267	29,596	31,620	36,319	122,802
Amortization of debt issuance costs	1,005	1,004	1,005	1,004	4,018
Income from continuing operations attributable to noncontrolling interest	(28,756)	(29,802)	(28,922)	(23,545)	(111,025)
Distributions paid - preferred shares	6,045	6,101	6,345	6,967	25,458
Tax effect - loss on sale of Crosman	—	(7,254)	—	—	(7,254)
Other	47,442	40,642	37,769	17,451	143,304
Adjusted EBITDA	$40,509	$47,909	$48,595	$37,811	$174,824

	Three months ended				Year ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$67,502	$(30,489)	$(78,065)	$73,634	$32,582
Income (loss) from discontinued options, net of tax	10,939	5,437	10,858	(3,026)	24,208
Gain on sale of discontinued operations, net of tax	97,989	4,232	1,274	179,530	283,025
Net loss from continuing operations	(41,426)	(40,158)	(90,197)	(102,870)	(274,651)
Less: loss from continuing operations attributable to noncontrolling interest	(12,488)	(15,672)	(24,032)	(23,569)	(75,761)
Net loss attributable to Holdings - continuing operations	(28,938)	(24,486)	(66,165)	(79,301)	(198,890)
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	20,902	20,905	20,885	20,882	83,574
Impairment expense	—	—	32,568	58,029	90,597
Tax effect - impairment expense	—	—	(4,308)	978	(3,330)
Non-controlling interest - impairment expense	—	—	—	(5,382)	(5,382)
Non-controlling shareholder compensation	1,329	2,895	2,438	2,789	9,451
Integration services fee	1,187	1,188		—	2,375
Other	432	348	349	3,377	4,506
Adjusted earnings	$(11,133)	$(5,196)	$(20,278)	$(4,673)	$(41,280)
Plus (less):
Depreciation expense	11,007	11,958	11,852	11,143	45,960
Income tax provision	4,088	1,775	300	2,035	8,198
Interest expense	26,963	27,717	28,851	26,361	109,892
Amortization of debt issuance costs	1,005	1,024	1,005	1,004	4,038
Income from continuing operations attributable to noncontrolling interest	(12,488)	(15,672)	(24,032)	(23,569)	(75,761)
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Tax effect - impairment expense	—	—	4,308	(978)	3,330
Non-controlling interest - impairment expense	—	—	—	5,382	5,382
Other	14,288	18,213	35,113	15,500	83,114
Adjusted EBITDA	$39,775	$45,865	$43,164	$38,250	$167,054

	Three months ended				Year ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(12,569)	$4,205	$(27,250)	$(72,591)	$(108,205)
Income from discontinued options, net of tax	12,380	7,476	11,160	(5,185)	25,831
Gain on discontinued options, net of tax	5,993	(579)	1,479	2,500	9,393
Net loss from continuing operations	(30,942)	(2,692)	(39,889)	(69,906)	(143,429)
Less: loss from continuing operations attributable to noncontrolling interest	(12,312)	(7,212)	(8,531)	(22,185)	(50,240)
Net income (loss) attributable to Holdings - continuing operations	(18,630)	4,520	(31,358)	(47,721)	$(93,189)
Adjustments:
Distributions paid: preferred shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	15,952	15,676	19,802	21,853	73,283
Impairment expense	2,879	—	—	25,723	28,602
Loss on debt extinguishment	—	—	534	—	534
Non-controlling shareholder compensation	1,992	2,025	2,219	4,283	10,519
Acquisition expenses	216	—	5,902	—	6,118
Integration services fee	563	563	1,625	1,312	4,063
Corporate tax effect	—	(4,338)	16,457	—	12,119
Other	—	777	434	119	1,330
Adjusted earnings	$(3,073)	$13,177	$9,570	$(476)	$19,198
Plus (less):
Depreciation expense	9,316	9,609	10,003	10,548	39,476
Income tax provision	5,193	5,415	18,837	48	29,493
Corporate tax effect	—	4,338	(16,457)	—	(12,119)
Interest expense	17,864	17,830	23,238	26,327	85,259
Amortization of debt issuance costs	866	865	1,004	1,005	3,740
Income from continuing operations attributable to noncontrolling interest	(12,312)	(7,212)	(8,531)	(22,185)	(50,240)
Distributions paid - preferred shares	6,045	6,046	6,045	6,045	24,181
Other	23,402	10,805	14,262	20,378	68,847
Adjusted EBITDA	$47,301	$60,873	$57,971	$41,690	$207,835

Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2024	2023	2022
	(Restated)	(Restated)	(Restated)
March 31st	23.0%	24.0%	22.8%
June 30th	23.9%	24.0%	24.3%
September 30th	25.5%	25.3%	27.0%
December 31st	27.6%	26.7%	25.9%
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year.
Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into related party transactions with our Manager, CGM, and its affiliate, Sostratus LLC, including the following:
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
See "Note T - Subsequent Events" included in the "Notes to the to the Consolidated Financial Statements" included in this Form 10-K/A for additional information concerning the Management Services Agreement.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of December 31, 2024 at approximately $38.2 million, which amount will reduce future payments on a dollar-for-dollar basis. The Board intends to direct the Company to pursue its right to recover all such excess management fees paid to the Manager as soon as is reasonably practicable in light of the facts and circumstances. Refer to "Note Q - Related Parties" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A, for the calculation of the management fee amounts that were in excess of the amount due after the restatement.
LLC Agreement
As distinguished from its provision of providing management services to us, pursuant to the amended MSA, members of CGM are owners of 50.0% of the Allocation Interests in us through their ownership in Sostratus LLC. The LLC agreement gives the holder of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (Sale Event) and upon election of the Allocation Interest Holder during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (Holding Event). Holders received $48.9 million in the year ended December 31, 2024 and $26.5 million in the year ended December 31, 2023 in distributions related to Sale and Holding Events that occurred during 2023. No allocation interest distributions were made in 2022. Refer to "Note K - Stockholders' Equity" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A, for a description of the profit allocation payments.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 54.0% of the Allocation Interests at December 31, 2024 and 62.0% at December 31, 2023. Of the remaining 46.0% at December 31, 2024 and 38.0% at December 31, 2023, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the estate of a former director of the Company's Board, and the remaining percentage of Allocation Interests are held by the former founding partners of the Manager.
The Lugano bankruptcy will be a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements as described in this Form 10-K/A.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Such estimates and judgments may involve varying degrees of uncertainty. Actual results could differ from these estimates under different assumptions and changes in other facts and circumstances, and potentially could result in materially different results. Our critical accounting estimates are discussed below. For a summary of our significant accounting policies, including those policies discussed below, refer to "Note B - Summary of Significant Accounting Policies" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A.
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
2022 Interim goodwill impairment testing
Lugano - We performed an interim impairment test of goodwill at Lugano as of December 31, 2022. We have restated the audited consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 as well as the interim periods in the years ended December 31, 2024, 2023 and 2022 for the correction of historical financial information related to Lugano. Historical information that had previously been relied on by the Company in preparing projected financial information for the period ending December 31, 2022 proved to be inaccurate, and operating results were below forecast amounts. Therefore the Company determined that a triggering event had occurred. We performed the quantitative impairment test using an income approach. The prospective information used in the income approach were based on the restated results of operations for the year ended December 31, 2022 and what would have been "known and knowable" as of December 31, 2022, with the forecast based only on the facts, circumstances, and events that were known or reasonably foreseeable as of the impairment date. We considered macroeconomic data, industry and reporting unit specific facts and circumstances and developed the prospective financial information based on our best estimate of operational results and cash flows for the Lugano reporting unit as of the date of our impairment testing. The results of the quantitative impairment testing indicated that the fair value of the Lugano reporting unit did not exceed its carrying value, resulting in goodwill impairment expense of $26.2 million in the year ended December 31, 2022.

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
Definite-Lived Intangible Asset Impairment Testing
Lugano - We performed an impairment test of the definite lived intangible assets at Lugano at December 31, 2023 and 2022. The results of the impairment testing indicated that the fair value of the customer relationship did not exceed the carrying value and we recorded impairment expense of $1.2 million at December 31, 2023 and $2.4 million at December 31, 2022. The customer relationship intangible asset had no remaining value at December 31, 2023.
Lugano - Inventory
We believe that determination of the cost of Lugano’s inventory is a critical accounting estimate because of the findings of the Lugano Investigation and gaps in certain historical documentation. As such, we leveraged all available corroborating evidence to support Lugano’s inventory value, including inventory appraisals, revenue testing, and validated vendor purchases.
Lugano - Financing Arrangements
The Company has identified cash flows with certain individuals at our Lugano subsidiary for which the underlying financial arrangements have not been identified. Management has recorded the net cash flows from these arrangements as current liabilities similar to a line of credit. To account for the possibility of interest, Management has recorded estimated interest using the higher of the statutory rate in the jurisdiction in which the investor resides or the California statutory interest rate. The estimation of interest and liability is subject to uncertainty due to absence in certain instances of documentation related to the underlying financing arrangements and the interpretation of laws. The actual results could vary materially from the amounts recorded in the consolidated financial statements when the arrangements themselves are discovered.
Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (a "Sale Event") and upon election of the Holder during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (a "Holding Event"). The payment to the Holders for a Sale Event is based on the pre-tax gain from the sale of the business, as part of the gain is allocated to the Holders and reduced by the tax that would be due on the sale transaction by the Company. Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board.
Recent Accounting Pronouncements
Refer to "Note B - Summary of Significant Accounting Policies" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A, for a discussion of recent accounting pronouncements.

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
Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, and trade receivables. We do not believe that our cash equivalents or investments present significant credit risks because the counterparties to the instruments consist of major financial institutions and we manage the notional amount of contracts entered into with any one counterparty. Our cash and cash equivalents at December 31, 2024 consist principally of (i) treasury backed securities, (ii) insured prime money market funds, and (iii) cash balances in several non-interest bearing checking accounts. Substantially all trade receivable balances of our businesses are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K/A. Based on the evaluation that was conducted at the time of the Original Filing, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective. Subsequent to that evaluation and as a result of the material weaknesses in internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and were not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Report of Management on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described below.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error, the overriding of controls, and fraud. Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The control deficiencies identified below constitute material weaknesses, either individually or in the aggregate.
Control Deficiencies Identified at the Company
1.Incomplete Risk Assessments Concerning Lugano
Due to the Company’s lack of prior specific experience with the diamond industry, Company management did not conduct an effective risk assessment of Lugano, resulting in an incomplete understanding of the risks and the manner and means of fraud and loss associated with the industry, including the practice of inventory sharing and the loaning of high-value diamonds among vendors. As a result of the incomplete risk assessment, the Company failed to develop and implement internal controls that adequately addressed the risk that existed at Lugano.
2.     Inadequate Monitoring Controls and Control Environment for Lugano
Compensating and monitoring controls implemented by the Company’s management over Lugano lacked the necessary precision and rigor to effectively mitigate the risk of material misstatement. In addition, enhancements of these controls that were implemented at Lugano by the Company were insufficient due to, among other things, the circumvention of Lugano's controls, collusion by the former chief executive officer of Lugano with third parties, and the lack of due care by Lugano employees in the execution of their internal control responsibilities.
3.    Deference to the Former Lugano Chief Executive Officer
Company management too often deferred to the former Lugano chief executive officer (and significant shareholder) and allowed Lugano to operate with elevated autonomy, weakening the overall tone of compliance at Lugano, creating a perceived lack of support for the internal audit team, and creating an environment where Lugano could fail to fully implement, adhere to, or enforce SOX controls.
Control Deficiencies Identified at Lugano
1.    Tone at the Top
The actions and business practices of the former Lugano chief executive officer created a culture focused on financial performance at all costs in order to satisfy (or not disobey) the former Lugano chief executive officer, as opposed to creating the culture of commitment to ethics and compliance expected of a subsidiary of a publicly traded corporation. The former Lugano chief executive officer took exceptional actions to ignore or override the controls designed by CODI management, or otherwise leverage his significant knowledge of the diamond business and his personal connections within it, to circumvent Lugano controls, including among other actions: disregarding directives from the Company and the Audit Committee; deliberately delaying responses to audit requests; manipulating systems and records, disregarding delegations of authority controls; entering into and not disclosing unauthorized financing transactions; receiving and making inappropriate payments; colluding with third parties; overriding revenue recognition policies; convincing suppliers to provide fraudulent attestations concerning “memoed out” inventory; and intentionally failing to adhere to or monitor expense controls.
2.    Segregation of Duties at the Lugano Management Level
Lugano’s former chief executive officer had the ability to create customer invoices, approve customer pricing and credit terms, collect receivables, edit customer files within Lugano’s jewelry store management software, and, for certain transactions, controlled product receipt and delivery and directed the application of cash receipts. Despite the implementation of compensating controls (including a three-way match process, inventory reconciliation controls, and new customer approval controls) and installing additional staff to mitigate segregation of duties issues, Lugano’s former chief executive officer was able to override these controls. Further, certain Lugano employees exercised a lack of due care in the execution of those compensating controls.
3.    Security Access Rights for Lugano’s Former Chief Executive Officer
Lugano’s former chief executive officer retained broad access to several functions within Lugano’s jewelry store management software, allowing him to manipulate or create inventory and customer information and records and other information and records that would be incorporated into the Company’s financial statements. Compensating controls implemented to account for the former Lugano chief executive officer’s system failed to operate as designed due the issues discussed above.
4.    Inadequate Skillsets Among Key Lugano Employees
Employees in key roles at Lugano who were in a position to detect the actions of the former Lugano chief executive officer often lacked necessary skills for their responsibilities, the ability to implement and execute effective controls, or sufficient professional maturity to resist the Lugano chief executive officer’s authority, raise concerns with Company management, or set an appropriate “tone at the top” for other employees.
5.    Revenue Controls
Revenue controls did not operate effectively during the period, due to circumvention and override by the former Lugano chief executive officer, lack of sufficient review and validation procedures over the completeness and accuracy of key revenue inputs (including contract terms, customer acceptance criteria, and delivery confirmations), and failures to maintain adequate documentation or evidence to demonstrate Lugano management’s review of revenue transactions in accordance with accounting standards.

6.    Inventory Controls
Inventory, cost of sales, and purchase-to-pay controls to identify issues with respect to Lugano’s diamond and jewelry inventories did not operate effectively due to circumvention and override by the former Lugano chief executive officer and his collusion with third parties, and failures to maintain adequate documentation or evidence to demonstrate the acquisition, ownership, existence, or value of inventory. Controls were not adequately designed to inform management of Lugano's rights, obligations, and ownership with respect to Lugano's inventory.
8.    Expense Controls
Business expense controls (including travel and entertainment, corporate credit card usage, and employee reimbursement processes) were inadequate or did not sufficiently prevent or detect improper, unsupported, or misclassified business expenses on a timely basis by Lugano executives.
Collectively, these material weaknesses resulted in the restatement of our consolidated financial statements for the fiscal years ended December 31, 2024, 2023, and 2022, and the unaudited interim financial information within each of the years then ended. These material weaknesses also resulted in adjustments to our disclosures for the 2024, 2023 and 2022 annual periods and each of the interim periods within these annual periods.
In Management’s Report on Internal Control over Financial Reporting in the Original Filing, management previously concluded that it maintained effective internal controls over financial reporting at the reasonable assurance level as of December 31, 2024. Management subsequently concluded that the material weaknesses described above existed as of December 31, 2024. As a result, management determined that the Company did not maintain effective internal controls over financial reporting as of December 31, 2024. Accordingly, management has restated its report on internal controls over financial reporting. Notwithstanding the material weaknesses in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K/A, in conformity with U.S. GAAP. There can be no assurance that these material weaknesses will not result in a misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
The Company's independent registered public accounting firm, Grant Thornton LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K/A, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting contained on page F-2 of this Form 10-K/A which is incorporated herein by reference.
The audited financial statements of the Company included in this Annual Report on Form 10-K/A include the results of its subsidiaries from their respective dates of acquisition. Management's assessment of internal control over financial reporting for the year ended December 31, 2024 does not include an assessment of The Honey Pot Co., a majority owned subsidiary of the Company that was acquired during the year ended December 31, 2024. The financial statements of The Honey Pot Co. reflect total assets and net revenues constituting 12% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. Refer to "Note D - Acquisition of Business" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K/A, for a description of the acquisition of The Honey Pot Co.
Remediation Plan and Status
The Company is implementing enhancements to its internal controls to remediate the identified material weaknesses in its internal controls over financial reporting related to the Company's governance and accounting practices. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weaknesses in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. As the Company's management, under the oversight of the Audit Committee, continues to evaluate and improve the Company's internal controls over financial reporting, management may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

As of the filing of this Form 10-K/A, the Company has undertaken and is continuing to undertake its remediation efforts to reemphasize its commitment to integrity and ethical values in our control environment, including the following actions:
•At the Company:
◦Ensuring that individuals responsible for internal controls possess appropriate expertise specific to the industries in which future acquisition targets and current and future operating subsidiaries conduct their business, providing targeted training or engaging qualified specialists as needed to support control implementation and effectiveness;
◦Conducting a full review of the Company’s compliance and governance policies and procedures in order to assess and recommend potential changes, as appropriate, for the Board’s review and approval. Key initial considerations designed to enhance the Company's compliance program include implementing a dedicated corporate ethics and compliance office with appropriate resources, refreshing compliance policies and procedures, including the code of conduct, and establishing management steering committees tasked with oversight over functions associated with the identified material weaknesses, including compliance, risk assessment, credit, and investment;
◦Reevaluating investment processes, parameters, risk assessment, and governance requirements in respect of potential acquisitions, providing for increased visibility and oversight of acquired companies, and enhancing post-acquisition onboarding processes including an assessment of the processes and controls of the acquired entity and support for designing new, or redesigning existing, processes and controls for the acquired entity;
◦As of August 27, 2025, retaining an external expert to lead the Company’s internal audit function;
◦Evaluating the risk and compliance functions, including enhancing the effectiveness of the implementation and monitoring of risk and controls at the subsidiary level and of the whistleblower program;
◦Evaluating the internal audit function, including evaluation of its composition and structure, alignment of roles and responsibilities to individuals who possess appropriate skillsets and industry knowledge, including the use of external experts, when necessary; updating the internal audit charter, reporting lines and scope of responsibilities, ongoing and periodic self-assessments, and providing for an external quality assessment at least once every five years in accordance with International Standards for the Professional Practice of Internal Auditing; and
◦Ensuring proper tone at the top which mandates and supports clear, regular, and unambiguous reporting to senior management and the Audit Committee, which in turn will increase transparency and oversight with respect to audit findings, remediation state and control effectiveness metrics.
•On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of Lugano’s entry into Chapter 11 proceedings, effective November 17, 2025, Lugano and its subsidiaries were deconsolidated from the Company’s financial statements pursuant to Accounting Standards Codification 810-10-40. Accordingly, from that date Lugano is outside the Company’s internal control environment and is not within the scope of the Company's ongoing remediation for internal control over financial reporting. Prior to Lugano’s entry into Chapter 11 proceedings, the Company planned remediation actions for Lugano which included, among others:
◦Assessing the skillset of Lugano employees, including within the Lugano finance and accounting functions, to evaluate necessary organizational changes;
◦Evaluating roles and responsibilities / job functions across Lugano’s finance, accounting, and operations to ensure there is sufficient and adequate separation over authorization, custody of assets, recordkeeping, and reconciliation controls and responsibilities;

◦Strengthening monitoring controls with the assistance of the Lugano finance function that considers financial and accounting metrics, including cash flow results, as well as operational results and metrics; and
◦Strengthening internal controls over inventory to ensure accurate recording and safeguarding of assets. Enhancing procedures to ensure the existence and value of, and title to, inventory.]
Changes in Internal Control over Financial Reporting
Other than as outlined above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter to which this Form 10-K/A relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information concerning our executive officers is incorporated herein by reference to information included in the filed with the Commission on April 14, 2025 relating to the registrant’s 2025 Annual Meeting of Shareholders, which meeting was subsequently postponed (the “2025 Proxy Statement”), under the caption “Board of Directors, Executive Officers and Committees.”
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the 2025 Proxy Statement under the caption “Board of Directors, Executive Officers and Committees.”
Information regarding our corporate governance, including our audit committee and code of ethics, is incorporated herein by reference to information included in the 2025 Proxy Statement under the caption “Corporate Governance.”
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the 2025 Proxy Statement under the caption “Share Ownership of Directors, Nominees, Executive Officers and Principal Shareholders.”
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the 2025 Proxy Statement under the caption “Share Ownership of Directors, Nominees, Executive Officers and Principal Shareholders.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the 2025 Proxy Statement under the caption “Share Ownership of Directors, Nominees, Executive Officers and Principal Shareholders.”
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the 2025 Proxy Statement under the caption “Certain Relationships and Related Person Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the 2025 Proxy Statement under the caption “Our Auditors”.

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

2.12
Agreement and Plan of Merger, dated December 27, 2024, by and among (i) ERGO Acquisition LLC; (ii) Aloha Merger Sub LLC; (iii) EBP Lifestyle Brands Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the stockholder representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on December 30, 2024 (File No. 001-34927)).

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

10.13†	First Amended and Restated Employment Agreement dated January 13, 2025 between Compass Group Management LLC and Stephen Keller.

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

19.1	Compass Diversified Holdings, Compass Group Diversified Holdings LLC and Compass Group Management LLC Policy Regarding Insider Trading, Tipping and other Wrongful Disclosures
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on the signature page of this Amendment No. 1 to the Company's Annual Report on Form 10-K)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant
32.1*+	Section 1350 Certification of Chief Executive Officer of Registrant
32.2*+	Section 1350 Certification of Chief Financial Officer of Registrant
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

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith.
†	Denotes management contracts and compensatory plans or arrangements.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 to the Company's Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

NONE

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: December 8, 2025	By:	/s/ Elias J. Sabo
Elias J. Sabo
Chief Executive Officer

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: December 8, 2025	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-4
Consolidated Balance Sheets (as restated)	F-7
Consolidated Statements of Operations (as restated)	F-8
Consolidated Statements of Comprehensive Income (Loss) (as restated)	F-9
Consolidated Statements of Stockholders’ Equity (as restated)	F-10
Consolidated Statements of Cash Flows (as restated)	F-12
Notes to Consolidated Financial Statements (as restated)	F-14

Supplemental Financial Data:
The following supplementary financial data of the registrant and its subsidiaries required to be included in Item 15(a)(2) of Form 10-K are listed below:
Schedule II – Valuation and Qualifying Accounts (as restated)	S-1
All other schedules not listed above have been omitted as not applicable or because the required information is included in the Consolidated Financial Statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
•The Company did not conduct an effective risk assessment of its Lugano subsidiary, resulting in a failure to develop and implement internal controls that adequately address the financial reporting and operational risks at Lugano.
•The compensating and monitoring controls implemented by the Company over its Lugano subsidiary were not designed with an appropriate level of precision and rigor to mitigate the risk of a material misstatement.
•Company management deferred to the former Lugano chief executive officer, allowing the former Lugano chief executive officer to operate with elevated autonomy which created an environment where Lugano failed to properly adhere to SOX Controls.
•The former Lugano chief executive officer did not create or maintain an environment at Lugano committed ethical behavior and compliance (proper tone at the top). In addition, the former chief executive officer colluded with third- parties, circumvented and overrode internal controls, entered into unauthorized transactions, submitted improper expense reimbursements and disregarded directives from the Company’s Audit Committee.
•Segregation of duties, which included broad access to several functions within Lugano’s jewelry store management software, was not maintained at the Lugano subsidiary as it relates to the access the former Lugano chief executive officer had over certain inventory and revenue functions. In addition, compensating controls put in place were overridden or circumvented by the former Lugano chief executive officer and/or were exercised with a lack of due care by Lugano employees in execution of the controls.
•Employees in key roles at Lugano lacked the necessary skills for their responsibilities and did not exercise their responsibilities with an appropriate level of due care.
•Revenue controls at Lugano did not operate effectively due to, among other things, circumvention and override of such controls, a lack of sufficient review and validation over the completeness and accuracy of information used as a basis to record revenue and a failure to maintain adequate documentation to support the recognition of revenue.
•Inventory, cost of sales and purchase-to-pay controls did not operate effectively due to circumvention of controls, collusion with third-parties and failure to maintain adequate documentation to support the valuation and ownership of inventory on-hand.
•Business expense controls at Lugano were not designed with a sufficient level of precision to prevent or detect improper, unsupported or misclassified business expenses on a timely basis by Lugano executives.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated December 8, 2025 which expressed an unqualified opinion on those financial statements.

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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of The Honey Pot Co. (“THP”), a majority-owned subsidiary, whose financial statements reflect total assets and net revenues constituting 12% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, THP was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of THP.
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
Other information
We do not express an opinion or any other form of assurance on the Remediation Plan and Status section in Management’s Report.

/s/ GRANT THORNTON LLP

New York, New York
December 8, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders'
Compass Diversified Holdings
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2024, 2023, and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 8, 2025 expressed an adverse opinion.
Restatement of previously issued financial statements
As discussed in Notes B and C, the 2024, 2023, and 2022 consolidated financial statements have been restated to correct misstatements.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company was not in compliance with its financial covenants under the 2022 Credit Facility as of December 31, 2024 and its prior forbearance agreements have expired. As such, the 2022 Credit Facility lenders may elect to exercise the remedies available to them, which could also extend to the senior note holders. The Company’s plan, which is also described in Note B, contemplates the Company negotiating an amendment to its existing 2022 Credit Facility which will include, among other things, amending the financial covenants required under the 2022 Credit Facility. If the Company is unable to obtain an amendment to the 2022 Credit Facility or obtain additional forbearances or waivers, the Company may not be able to refinance its debt obligations on acceptable terms and conditions. The Company’s ability to amend its financial covenants or obtain subsequent waivers or forbearances is uncertain and raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Investigation Results of Lugano Holding, Inc.
As described further in Note B to the consolidated financial statements, in April 2025, the Audit Committee of the Board of Directors commenced an investigation (the “Investigation”) into the financing, accounting, and inventory practices of Lugano Holding, Inc. (“Lugano”), a subsidiary of the Company. As a result of the Investigation, the Company concluded that its previously issued consolidated financial statements as of and for the years ended December 31, 2024, 2023, and 2022 were materially inaccurate and required restatement. The restatement related to errors at Lugano primarily related to its accounting for revenue, inventory, and subsidiary financing arrangements. We identified the Investigation and its related results as a critical audit matter.
The principal considerations for our determination that the Investigation is a critical audit matter are the high degree of auditor judgment, subjectivity, and an increased extent of audit effort, including the use of professionals with specialized skill and knowledge, in evaluating the available audit evidence related to the impact of the results of the Investigation on the Company’s financial statements. Such judgment, subjectivity, and work effort related to the necessary adjustments to revenue, inventory, and subsidiary financing arrangements, among other financial statement line items.
Our audit procedures related to the Investigation included the following, among others.
•We evaluated the impact the material weaknesses resulting from the Investigation had on the nature, timing, and extent of our audit procedures.
•We evaluated the sufficiency of the Investigation conducted by the Audit Committee as well as the impact of the results of the Investigation on our audit approach.
•We selected a sample of revised revenue activity to determine whether recognition was properly supported by inspecting available evidence such as cash receipts, customer acceptance/acknowledgement, customer invoices, and shipping documentation.
•We performed new physical observations of inventory and inspected, on a sample basis, cash disbursements and other evidence available to support the existence and accuracy of inventory on hand. We utilized professionals with specialized skill and knowledge in performing these procedures. We also tested the completeness and accuracy of the inventory rollback schedule from the physical observation date to each respective balance sheet date.
•We selected a sample of inventory on hand and inspected cash disbursements and other evidence available to support the accuracy and rights of inventory recorded.
•We tested the completeness and accuracy of the Company’s subsidiary financing arrangements through: (1) understanding management’s process to identify these transactions based on the Investigation results; (2) vouching details to underlying agreements, cash receipts and disbursements; (3) confirming amounts owed and terms and conditions with the respective counter parties; and (4) evaluating the proper accounting for such agreements in accordance with accounting principles generally accepted in the United States of America.
•We evaluated the adequacy of the disclosures included in the consolidated financial statements related to the restatement.
Acquisition of The Honey Pot Co. (“THP”) – Fair Value of Tradename Intangible Asset Acquired
As described further in Note D to the consolidated financial statements, the Company completed the acquisition of THP on January 31, 2024, for consideration of approximately $377.3 million. The identifiable intangible assets acquired includes a tradename, which has been recorded by management at its estimated acquisition date fair value of $225.0 million. We identified the valuation of the tradename intangible asset in the THP acquisition as a critical audit matter.
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

New York, New York
December 8, 2025

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$59,659	$446,616	$52,675
Accounts receivable, net	207,172	185,237	203,677
Inventories, net	571,248	522,509	561,450
Prepaid expenses and other current assets	126,692	77,769	53,307
Current assets of discontinued operations	—	36,915	143,538
Total current assets	964,771	1,269,046	1,014,647
Property, plant and equipment, net	244,746	191,283	183,397
Goodwill	895,916	773,569	863,774
Intangible assets, net	983,396	808,344	891,266
Other non-current assets	208,593	195,016	161,857
Non-current assets of discontinued operations	—	87,883	378,464
Total assets	$3,297,422	$3,325,141	$3,493,405

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$103,239	$90,708	$77,085
Accrued expenses	318,476	237,817	232,648
Due to related parties (refer to Note Q)	18,036	16,025	15,495
Current portion, long-term debt	1,774,290	1,671,879	10,000
Subsidiary financing arrangements	169,765	100,741	48,160
Other current liabilities	49,617	34,812	33,957
Current liabilities of discontinued operations	—	8,986	39,700
Total current liabilities	2,433,423	2,160,968	457,045
Deferred income taxes	108,091	103,264	119,057
Long-term debt (refer to Note I)	—	—	1,824,468
Other non-current liabilities	225,334	203,207	139,072
Non-current liabilities of discontinued operations	—	1,277	24,826
Total liabilities	2,766,848	2,468,716	2,564,468
Commitments and contingencies (refer to Note P)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 17,497 shares issued and outstanding at December 31, 2024 and 12,600 shares issued and outstanding at December 31, 2023 and December 31, 2022
Series A preferred shares, no par value, 4,551 shares issued and outstanding at December 31, 2024 and 4,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	109,159	96,417	96,417
Series B preferred shares, no par value, 6,192 shares issued and outstanding at December 31, 2024 and 4,000 shares issued and outstanding at December 31, 2023 and 2022	147,906	96,504	96,504
Series C preferred shares, no par value, 6,754 shares issued and outstanding at December 31, 2024 and 4,600 shares issued and outstanding at December 31, 2023 and 2022	161,767	110,997	110,997
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at December 31, 2024, 75,753 shares issued and 75,270 outstanding at December 31, 2023 and 72,203 shares issued and outstanding at December 31, 2022	1,289,010	1,281,303	1,207,044
Treasury shares, at cost	(18,910)	(9,339)	—
Accumulated other comprehensive income (loss)	(5,337)	3	(1,136)
Accumulated deficit	(1,004,975)	(646,225)	(632,249)
Total stockholders’ equity attributable to Holdings	678,620	929,660	877,577
Noncontrolling interest	(148,046)	(89,991)	13,762
Noncontrolling interest of discontinued operations	—	16,756	37,598
Total stockholders’ equity	530,574	856,425	928,937
Total liabilities and stockholders’ equity	$3,297,422	$3,325,141	$3,493,405
See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Net revenues	$1,788,013	$1,689,920	$1,756,809
Cost of revenues	1,037,594	1,015,200	1,107,378
Gross profit	750,419	674,720	649,431
Operating expenses:
Selling, general and administrative expense	587,521	502,013	441,628
Management fees	74,767	67,945	62,104
Amortization expense	94,817	83,574	72,653
Impairment expense	8,182	90,597	28,602
Operating income (loss)	(14,868)	(69,409)	44,444
Other income (expense):
Interest expense, net	(122,802)	(109,892)	(85,259)
Amortization of debt issuance costs	(4,018)	(4,038)	(3,740)
Loss on sale of Crosman	(24,218)	—	—
Loss on debt extinguishment	—	—	(534)
Other income (expense), net (refer to Note O)	(143,304)	(83,114)	(68,847)
Loss from continuing operations before income taxes	(309,210)	(266,453)	(113,936)
Provision for income taxes	18,612	8,198	29,493
Loss from continuing operations	(327,822)	(274,651)	(143,429)
Income (loss) from discontinued operations, net of income tax	(6,905)	24,208	25,831
Gain on sale of discontinued operations, net of income tax	11,957	283,025	9,393
Net income (loss)	(322,770)	32,582	(108,205)
Less: Net loss from continuing operations attributable to noncontrolling interest	(111,025)	(75,761)	(50,240)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest	(2,884)	(304)	1,258
Net income (loss) attributable to Holdings	$(208,861)	$108,647	$(59,223)

Amounts attributable to common shares of Holdings:
Loss from continuing operations	$(216,797)	$(198,890)	$(93,189)
Income (loss) from discontinued operations, net of income tax	(4,021)	24,512	24,573
Gain on sale of discontinued operations, net of income tax	11,957	283,025	9,393
Net income (loss) attributable to Holdings	$(208,861)	$108,647	$(59,223)
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations	$(3.94)	$(3.57)	$(1.81)
Discontinued operations	0.11	4.27	0.44
	$(3.83)	$0.70	$(1.37)

Weighted average number of shares outstanding - basic and fully diluted	75,454	72,105	70,715
Cash distribution declared per share (refer to Note K)	$1.00	$1.00	$1.00

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Net income (loss)	$(322,770)	$32,582	$(108,205)
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,925)	2,080	(1,415)
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Disposition of Ergo	98	—	—
Pension benefit liability, net of tax	(1,513)	(941)	1,307
Total comprehensive income (loss), net of tax	(328,110)	33,721	(108,313)
Less: Net loss attributable to noncontrolling interests	(113,909)	(76,065)	(48,982)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(165)	37
Total comprehensive income (loss) attributable to Holdings, net of tax	$(214,201)	$109,951	$(59,368)

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
As Restated

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2022, as restated	$96,417	$96,504	$110,997	$1,123,193	$—	$(478,000)	$(1,028)	$948,083	$19,069	$43,996	$1,011,148
Net income (loss)	—	—	—	—		(59,223)	—	(59,223)	(50,240)	1,258	(108,205)
Total comprehensive loss, net	—	—	—	—	—	—	(108)	(108)	—	—	(108)
Issuance of Trust Common Shares	—	—	—	83,851	—	—	—	83,851	—	—	83,851
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	10,519	3,432	13,951
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	932	380	1,312
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,781)	(176)	(1,957)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	—	(11,292)	(11,292)
Acquisition of PrimaLoft	—	—	—	—	—	—	—	—	35,263	—	35,263
Distributions paid - Trust Preferred shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common shares	—	—	—	—	—	(70,845)	—	(70,845)	—	—	(70,845)
Balance — December 31, 2022, as restated	96,417	96,504	110,997	1,207,044	—	(632,249)	(1,136)	877,577	13,762	37,598	928,937
Net income (loss)	—	—	—	—	—	108,647	—	108,647	(75,761)	(304)	32,582
Total comprehensive income, net	—	—	—	—	—	—	1,139	1,139	—	—	1,139
Issuance of Trust Common Shares	—	—	—	74,259	—	—	—	74,259	—	—	74,259
Purchase of Trust common shares for treasury	—	—	—	—	(9,339)	—	—	(9,339)	—	—	(9,339)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	9,451	7,598	17,049
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	15,599	—	15,599
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(41,297)	—	(41,297)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,745)	—	(11,745)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	4,155	4,155
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Disposition of Marucci	—	—	—	—	—	—	—	—	—	(30,562)	(30,562)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Preferred shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common shares	—	—	—	—	—	(71,967)	—	(71,967)	—	—	(71,967)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
As Restated

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — December 31, 2023, as restated	96,417	96,504	110,997	1,281,303	(9,339)	(646,225)	3	929,660	(89,991)	16,756	856,425
Net loss	—	—	—	—	—	(208,861)	—	(208,861)	(111,025)	(2,884)	(322,770)
Total comprehensive loss, net	—	—	—	—	—	—	(5,340)	(5,340)	—	—	(5,340)
Issuance of Trust common shares	—	—	—	7,707	—	—	—	7,707	—	—	7,707
Issuance of Trust preferred shares	12,742	51,402	50,770	—	—	—	—	114,914	—	—	114,914
Purchase of Trust common shares for treasury	—	—	—	—	(9,571)	—	—	(9,571)	—	—	(9,571)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	16,345	962	17,307
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	239	—	239
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(4,360)	—	(4,360)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(928)	—	(928)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Disposition of Ergo	—	—	—	—	—	—	—	—	—	(14,834)	(14,834)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(25,458)	—	(25,458)	—	—	(25,458)
Distributions paid - Trust Common Shares	—	—	—	—	—	(75,490)	—	(75,490)	—	—	(75,490)
Balance — December 31, 2024, as restated	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(1,004,975)	$(5,337)	$678,620	$(148,046)	$—	$530,574

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(322,770)	$32,582	$(108,205)
Income (loss) from discontinued operations, net of income tax	(6,905)	24,208	25,831
Gain on sale of discontinued operations, net of income tax	11,957	283,025	9,393
Loss from continuing operations	(327,822)	(274,651)	(143,429)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	43,891	45,960	39,476
Amortization expense - intangibles	94,817	83,574	72,653
Amortization expense - inventory step-up	5,295	—	630
Amortization of debt issuance costs	4,018	4,038	3,740
Impairment expense	8,182	90,597	28,602
Loss on sale of Crosman	24,218	—	—
Loss on debt extinguishment	—	—	534
Noncontrolling stockholder stock based compensation	16,345	9,451	10,519
Provision for receivable and inventory reserves	(5,026)	3,173	3,549
Deferred taxes	(14,118)	(15,003)	3,023
Other	1,756	1,551	2,342
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,940)	8,921	16,252
Inventories	(40,909)	37,091	(126,095)
Other current and non-current assets	3,132	(1,945)	(12,772)
Accounts payable and accrued expenses	45,082	(39,089)	31,421
Net cash used in operating activities - continuing operations	(156,079)	(46,332)	(69,555)
Net cash provided by operating activities - discontinued operations	4,993	62,973	22,910
Net cash provided by (used in) operating activities	(151,086)	16,641	(46,645)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(517,856)	—	(569,028)
Purchases of property and equipment	(56,701)	(55,016)	(60,183)
Proceeds from sale of businesses	74,719	500,305	9,393
Other investing activities	(4,296)	(1,742)	(1,102)
Net cash provided by (used in) investing activities - continuing operations	(504,134)	443,547	(620,920)
Net cash provided by (used in) investing activities - discontinued operations	81,684	126,956	(5,803)
Net cash provided by (used in) investing activities	(422,450)	570,503	(626,723)

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net	7,707	74,259	83,851
Proceeds and expenses from issuance of Trust preferred shares, net	114,914	—	—
Purchase of treasury shares, net	(9,571)	(9,339)	—
Borrowings under credit facility	585,000	360,000	268,000
Repayments under credit facility	(475,000)	(515,000)	(113,000)
Issuance of Term Loan	—	—	400,000
Repayments - Term Loan	(10,000)	(10,000)	(5,000)
Subsidiary financing arrangements - borrowings	153,646	121,806	60,499
Subsidiary financing arrangements - repayments	(70,196)	(60,367)	(42,147)
Distributions paid - common shares	(75,490)	(71,967)	(70,845)
Distributions paid - preferred shares	(25,458)	(24,181)	(24,181)
Net proceeds provided by noncontrolling shareholders	41,947	15,599	1,312
Net proceeds provided by noncontrolling shareholders - acquisitions	—	—	35,263
Purchase of noncontrolling interest	(4,490)	(41,297)	(1,957)
Distributions to noncontrolling shareholders	—	(11,745)	(11,292)
Distributions paid - Allocation Interests	(48,941)	(26,475)	—
Debt issuance costs	—	—	(5,276)
Other	(4)	(17)	10
Net cash provided by (used in) financing activities	184,064	(198,724)	575,237
Foreign currency impact on cash	(1,278)	786	(1,331)
Net increase (decrease) in cash and cash equivalents	(390,750)	389,206	(99,462)
Cash and cash equivalents — beginning of period (1)	450,409	61,203	160,665
Cash and cash equivalents — end of period	$59,659	$450,409	$61,203
(1) Includes cash from discontinued operations of $3.8 million at January 1, 2024, $8.5 million at January 1, 2023 and $14.3 million at January 1, 2022.

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability Company (the “LLC”), was also formed on November 18, 2005. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings LLC are referred to as the "Company". The Company was formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as amended and restated, the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as amended and restated, the “LLC Agreement”)) of the LLC and, pursuant to the LLC Agreement, the LLC has outstanding the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The LLC is a controlling owner of nine businesses, or operating segments, at December 31, 2024. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holding, Inc. ("Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings, LLC (“Arnold”), FFI Compass, Inc. ("Altor Solutions" or "Altor") and SternoCandleLamp Holdings, Inc. (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note R - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company (“CGM” or the “Manager”), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement").
Note B — Summary of Significant Accounting Policies (as restated)
Basis of presentation
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
Restatement of Previously Issued Financial Statements
In April 2025, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company commenced an internal investigation into the financing, accounting, and inventory practices of Lugano based on concerns reported to Company management as to these practices (the “Lugano Investigation”). The Lugano Investigation concluded that the former Lugano chief executive officer deliberately engaged in fraudulent activity by, among other things, entering into off-balance sheet financing arrangements with third parties in violation of Company policies and directives and the terms of the Company’s intercompany credit agreement with Lugano, misrepresenting the existence and valuation of inventory, and causing the recording of fictitious sales. In doing so, the former Lugano chief executive officer sought to circumvent financial controls (including, among other things, through the creation and use of false documents and manipulation of Lugano employees who exhibited a lack of due care); ignored directives from the Company and the Audit Committee to implement additional controls; and actively recorded or edited, or caused the recording or editing of, false entries in Lugano’s accounting and financial records. The accounting errors at Lugano were determined to be a direct result of the Lugano’s former chief executive officer’s misconduct, which entailed a scheme that included the CEO’s repeated circumvention and override of internal controls implemented by CODI, creation of false shipping documents and invoices, and fabricated correspondence, and collusion with third-party providers.
Management identified misstatements that the Company deemed to be material resulting from the matters identified in the Lugano Investigation. The Lugano Investigation also led management to identify material misstatements in Lugano’s financial statements prior to the Company’s acquisition of Lugano on September 3, 2021 that affected the Company’s original purchase price allocation for Lugano and the Company’s results of operations in the fiscal year ended December 31, 2021.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 for the correction of historical financial information related to Lugano and the effect the misstatements had on other financial information as presented below. Please see Note C - Restatement of Previously Issued Consolidated Financial Statements in these Notes to the Consolidated Financial Statements. The Company has also updated all accompanying footnotes and disclosures affected by the restatement within Note F - Revenue, Note G - Inventory and Property, Plant and Equipment, Note H - Goodwill and Intangible Assets, Note I - Debt, Note K - Stockholders' Equity, Note L - Income Taxes, Note M- Fair Value Measurements, Note N - Noncontrolling Interest, Note O - Supplemental Data, Note P - Commitments and Contingencies, Note Q- Related Party Transactions and Note R - Operating Segment Data. Additionally, the Company has updated Schedule II - Valuation and Qualifying Accounts to reflect the effect of the restatements.
Additionally, the "As Reported" Consolidated Balance Sheet for the year ended December 31, 2022 in “Note C - Restatement of Previously Issued Consolidated Financial Statements” included in this Form 10-K/A has been recast to reflect the effect of the sale of EBP Lifestyle Brands Holdings, Inc. during the fourth quarter of 2024.
Going Concern
As of the date of the filing of this Form 10-K/A, the Company is not in compliance with certain covenants under its 2022 Credit Facility. These instances of noncompliance include (i) breaches of financial covenants under the 2022 Credit Facility in historical periods (including December 31, 2024), resulting from required retesting of such covenants in connection with the restatement, (ii) the delivery of the Company’s consolidated financial statements included in this Form 10-K/A with an auditor’s report containing a going concern emphasis-of matter-paragraph, and (iii) prior defaults and events of default resulting from the circumstances related Lugano. As a result, the lenders under the 2022 Credit Facility may elect to exercise the remedies available to them, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent.
If our borrowings under the 2022 Credit Facility are accelerated and the acceleration is not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 2029 Notes and 2032 Notes would have the right to declare the the notes due and payable. Separately, on October 27, 2025, the trustee under the indentures for the 2029 Notes and 2032 Notes delivered a notice that the Company had failed to deliver its consolidated financial statements for the fiscal quarter ending March 31, 2025 by the deadline set under the senior note indenture forbearance agreement then in effect. The Company is currently within a sixty (60) day cure period provided under the indentures, which expires on December 26, 2025. If the Company does not deliver the required financial statements by that date, the holders of the 2029 Notes and 2032 Notes will have the right to declare the notes due and payable.
All prior forbearance agreements under the 2022 Credit Facility and the senior notes indentures have expired, and as of the date of this filing the Company has not obtained any further forbearance, waivers, or other relief. If we are unable to cure the existing breaches or obtain a waiver or forbearance relief before an acceleration occurs, we may not be able to make the required payments or refinance the accelerated obligations on terms acceptable to us, if at all.
Because there can be no assurance that amendments to the Company’s debt instruments or any other relief will be obtained before an acceleration occurs, management has concluded, in applying the going-concern guidance under U.S. GAAP, that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements set forth in this Form 10-K/A are issued. The Company is actively negotiating an amendment to the 2022 Credit Facility that would include a waiver of ongoing breaches, such an amendment, however, has not been executed and is not fully within the Company’s control and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt. If the lenders do not accelerate the Company’s indebtedness before an amendment is executed, and the Company delivers its financial statements for the fiscal quarter ended March 31, 2025 on or before December 26, 2025, the Company expects that it would regain compliance with its senior note indentures; however, neither outcome is assured.
The Company is also taking various operational and financial initiatives to strengthen liquidity and reduce leverage, including evaluating subsidiary divestitures, organic deleveraging actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumed in the Company’s going concern evaluation and may not be resolved on the timetable necessary to alleviate the substantial doubt described above.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and satisfy its liabilities in the ordinary course of business. For additional information regarding the impact of the Company’s covenant noncompliance on the classification of the Company’s indebtedness, see “Note I – Debt.”
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
Discontinued Operations
The Company completed the sale of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”) during the fourth quarter of 2024, Wheelhouse Holdings, Inc. ("Marucci") during the fourth quarter of 2023 and Compass AC Holdings, Inc. ("Advanced Circuits or "ACI") during the first quarter of 2023. The results of operations of Ergobaby are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2024, 2023 and 2022.The results of operations of Marucci and ACI are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2023 and 2022. Refer to "Note E - Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
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
Allocation Interests
The Company has issued Allocation Interests governed by the LLC agreement that entitle the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive and as such can elect to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (a "Sale Event") and upon election of the Holders during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in a business (a "Holding Event"). The payment to the Holders for a Sale Event is based on the pre-tax gain from the sale of the business, as part of the gain is allocated to the Holders and reduced by the tax that would be due on the sale transaction by the Company. Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by the Company's Board of Directors ("Board").
The Lugano bankruptcy will be a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements as described in this Form 10-K/A.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition
The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. Refer to "Note F - Revenue" for a detailed description of the Company's revenue recognition policies.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair value of financial instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The carrying value of the Company's current debt, including the subsidiary financing arrangements at Lugano, approximate their fair value due to their classification as current in the accompanying consolidated financial statements. The carrying value of the principal under the Company's outstanding 2022 Term Loan approximates fair value because it bears interest at a variable interest rate that reflects changes in interest rates and changes in the Company's net leverage ratio. The fair value of the Company's senior notes are based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the 2022 Term Loan and the Senior Notes would be classified as Level 2 in the fair value hierarchy.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2024 which in total amounted to approximately $103.2 million. This deferred tax asset is net of $182.0 million of valuation allowance primarily associated with the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard as of the year ended December 31, 2024, and applied it retrospectively to all prior periods presented (refer to "Note R - Operating Segment Data").
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
Note C — Restatement of Previously Issued Consolidated Financial Statements
The Company has restated its consolidated financial statements for the fiscal years ended December 31, 2024, 2023 and 2022 below. Additionally, the "As Reported" Consolidated Balance Sheet in this Note C for the years ended December 31, 2022 has been recast to reflect the effect of the sale of EBP Lifestyle Brands Holdings, Inc. during the fourth quarter of 2024. Additionally, based on the consolidated financial information included within the Company's previously filed financial statements in the Original Filing, the Company was in compliance with the 2022 Credit Facility’s financial covenants in each of these periods. However, in retrospectively testing financial covenant compliance under the 2022 Credit Facility in each of the Affected Periods in reliance on the restated consolidated financial information provided in this Form 10-K/A, the Company would not have been in compliance with such financial covenants as of the years ended December 31, 2024 and 2023. As a result, the 2022 Term Loan and 2022 Revolving Credit facility that were previously classified as long-term debt in the consolidated balance sheet at each of these periods in the As Reported financial information have been reclassified to current portion of long-term debt in the accompanying balance sheets in this footnote for the periods in which the Company was not in compliance with the financial covenants in the 2022 Credit Facility. Additionally, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

during such historical periods, the 2029 Notes and 2032 Notes are also being reclassified to current portion of long-term debt in such accompanying balance sheets.
The impact of the correction of the misstatements and errors described in Note B on the Consolidated Statements of Cash Flows were driven by changes in the related Consolidated Balance Sheet and Consolidated Statement of Operations line items. Below is a summary description of the significant errors:

Consolidated Balance Sheets
ADJ 1	Accounts Receivable - amounts were recorded at Lugano as accounts receivable which did not represent activity associated with a valid revenue transaction.

ADJ 2	Inventory and Other Current Assets - amounts were recorded at Lugano as purchases of inventory or vendor prepayments which did not represent valid purchases. Invalid inventory transactions were also recorded in connection with barter purchases of jewelry or gems from customers in exchange for reducing accounts receivable transactions, and in connection with invalid revenue transactions. Other current assets increased as a result of the revised Lugano tax provision and a tax receivable that was recorded in each of the years presented in the consolidated financial statements.

ADJ 3	Goodwill and Intangible Assets - the purchase price allocation of the assets acquired and liabilities assumed in the acquisition of Lugano in September 2021 was based upon materially incorrect financial information. As a result, the Company re-performed the purchase price allocation, which resulted in a change in the fair value of the intangible assets acquired and the calculation of goodwill. Additionally, due to the adjustments to historical financial information that resulted from the Lugano Investigation, the Company determined that a triggering event had occurred as of December 31, 2021 and December 31, 2022 and performed impairment testing of the goodwill and definite lived intangibles at Lugano as of these dates.

ADJ 4	Accrued expenses - Unrecorded liabilities related to inventory transactions at Lugano and accrued interest associated with the Lugano Financing Arrangements have been recorded in the consolidated balance sheets.

ADJ 5
Financing arrangements - Lugano entered into various financing arrangements with third parties that were not previously recorded in the historical financial statements of Lugano as debt. In connection with the Lugano Investigation, the Company determined that certain cash recorded as reduction of accounts receivable or purchases of inventory actually represented unrecorded financing arrangements made with third parties to purportedly jointly invest with Lugano in the purchase of a specified jewelry piece. These arrangements represent debt that has been recorded on the Company's consolidated balance sheets, and an amount of accrued interest associated with the arrangements has also been recorded. Refer to Note I - Debt for further description of the financing arrangements.

ADJ 6	Noncontrolling interest - the correction of the misstatements resulted in a decrease in the balance of noncontrolling interest at Lugano, and reduced the noncontrolling income that previously had been recorded related to Lugano.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations
ADJ 7	Net revenues - net revenues at Lugano were overstated in each of the periods presented as a result of the recording of invalid revenue transactions or the misrepresentation of funds received as revenue.

ADJ 8	Cost of revenues - cost of revenues at Lugano was overstated in each of the periods presented as a result of the recording of the cost of revenues associated with invalid revenue transactions and the misapplication of funds paid as inventory purchases.

ADJ 9	Interest expense, net - interest expense associated with the Lugano financing arrangements described above have been recorded in the consolidated statement of operations in each of the periods presented.

ADJ 10	Other income (expense), net - reflects the expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the Lugano financing arrangements.

ADJ 11	Income tax provision (benefit) - the income tax provision (benefit) at Lugano has been recalculated in each of the periods presented as a result of the effect of the aforementioned adjustments to the consolidated statement of operations.

The table below presents a summary of the impact of the cumulative effect of the misstatements on the opening balance of accumulated deficit and non-controlling interest as of the first period presented:

(in thousands)	Accumulated Deficit	Non- Controlling Interest
Balance — January 1, 2022, as reported	$(314,267)	$128,718
Adjustment due to error corrections	(163,733)	(109,649)
Balance — January 1, 2022, as restated	$(478,000)	$19,069
The tables below present the effect of these adjustments on the affected line items in the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as reported in the Company’s Annual Report on Form 10-K as of and for the years ended December 31, 2024, 2023 and 2022.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
	ADJ Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$59,727	(68)	$59,659
Accounts receivable, net	ADJ 1	444,386	(237,214)	207,172
Inventories, net	ADJ 2	962,408	(391,160)	571,248
Prepaid expenses and other current assets	ADJ 2	101,129	25,563	126,692
Total current assets		1,567,650	(602,879)	964,771
Property, plant and equipment, net		244,746	—	244,746
Goodwill	ADJ 3	982,253	(86,337)	895,916
Intangible assets, net	ADJ 3	1,049,186	(65,790)	983,396
Other non-current assets		208,587	6	208,593
Total assets		$4,052,422	$(755,000)	$3,297,422

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		104,304	(1,065)	103,239
Accrued expenses	ADJ 4	197,829	120,647	318,476
Due to related parties (refer to Note Q)		18,036	—	18,036
Current portion, long-term debt		15,000	1,759,290	1,774,290
Subsidiary financing arrangements	ADJ 5	—	169,765	169,765
Other current liabilities		49,617	—	49,617
Total current liabilities		384,786	2,048,637	2,433,423
Deferred income taxes		119,948	(11,857)	108,091
Long-term debt (Refer to Note I)		1,759,290	(1,759,290)	—
Other non-current liabilities		225,334	—	225,334
Total liabilities		2,489,358	277,490	2,766,848

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 17,497 shares issued and outstanding at December 31, 2024
Series A preferred shares, no par value, 4,551 shares issued and outstanding at December 31, 2024		109,159	—	109,159
Series B preferred shares, no par value, 6,192 shares issued and outstanding at December 31, 2024		147,906	—	147,906
Series C preferred shares, no par value, 6,754 shares issued and outstanding at December 31, 2024		161,767	—	161,767
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at December 31, 2024		1,289,010	—	1,289,010
Treasury shares, at cost		(18,910)	—	(18,910)
Accumulated other comprehensive income (loss)		(5,815)	478	(5,337)
Accumulated deficit		(386,324)	(618,651)	(1,004,975)
Total stockholders’ equity attributable to Holdings		1,296,793	(618,173)	678,620
Noncontrolling interest	ADJ 6	266,271	(414,317)	(148,046)
Total stockholders’ equity		1,563,064	(1,032,490)	530,574
Total liabilities and stockholders’ equity		$4,052,422	$(755,000)	$3,297,422

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	ADJ Reference	As Reported	Adjustments	As Restated
Net revenues	ADJ 7	$2,198,233	$(410,220)	$1,788,013
Cost of revenues	ADJ 8	1,197,873	(160,279)	1,037,594
Gross profit		1,000,360	(249,941)	750,419
Operating expenses:
Selling, general and administrative expense		587,521	—	587,521
Management fees		74,767	—	74,767
Amortization expense	ADJ 3	99,760	(4,943)	94,817
Impairment expense		8,182	—	8,182
Operating income (loss)		230,130	(244,998)	(14,868)
Other income (expense):
Interest expense, net	ADJ 9	(106,683)	(16,119)	(122,802)
Amortization of debt issuance costs		(4,018)	—	(4,018)
Loss on sale of Crosman		(24,218)	—	(24,218)
Other income (expense), net	ADJ 10	(3,902)	(139,402)	(143,304)
Income (loss) from continuing operations before income taxes		91,309	(400,519)	(309,210)
Provision for income taxes	ADJ 11	49,012	(30,400)	18,612
Income (loss) from continuing operations		42,297	(370,119)	(327,822)
Loss from discontinued operations, net of income tax		(6,905)	—	(6,905)
Gain on sale of discontinued operations, net of income tax		11,957	—	11,957
Net income (loss)		47,349	(370,119)	(322,770)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest		37,426	(148,451)	(111,025)
Less: Net loss from discontinued operations attributable to noncontrolling interest		(2,884)	—	(2,884)
Net income (loss) attributable to Holdings		$12,807	$(221,668)	$(208,861)

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$4,871	$(221,668)	$(216,797)
Loss from discontinued operations, net of income tax		(4,021)	—	(4,021)
Gain on sale of discontinued operations, net of income tax		11,957	—	11,957
Net income (loss) attributable to Holdings		$12,807	$(221,668)	$(208,861)
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations		(1.25)	(2.69)	(3.94)
Discontinued operations		0.11	—	0.11
		$(1.14)	$(2.69)	$(3.83)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
(in thousands)	ADJ Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$47,349	$(370,119)	$(322,770)
Loss from discontinued operations, net of income tax		(6,905)	—	(6,905)
Gain on sale of discontinued operations, net of income tax		11,957	—	11,957
Income (loss) from continuing operations		42,297	(370,119)	(327,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense		43,891	—	43,891
Amortization expense - intangibles	ADJ 3	99,760	(4,943)	94,817
Amortization expense - inventory step-up		5,295	—	5,295
Amortization of debt issuance costs		4,018	—	4,018
Impairment expense		8,182	—	8,182
Loss on sale of Crosman		24,218	—	24,218
Noncontrolling stockholder stock based compensation		16,345	—	16,345
Provision for receivable and inventory reserves		(7,044)	2,018	(5,026)
Deferred taxes		(17,879)	3,761	(14,118)
Other		1,171	585	1,756
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(117,742)	102,802	(14,940)
Inventories	ADJ 2	(229,365)	188,456	(40,909)
Other current and non-current assets		3,132	—	3,132
Accounts payable and accrued expenses	ADJ 4	51,091	(6,009)	45,082
Net cash used in operating activities - continuing operations		(72,630)	(83,449)	(156,079)
Net cash provided by operating activities - discontinued operations		4,993	—	4,993
Net cash used in operating activities		(67,637)	(83,449)	(151,086)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(517,856)	—	(517,856)
Purchases of property and equipment		(56,701)	—	(56,701)
Proceeds from sale of businesses		74,719	—	74,719
Other investing activities		(4,296)	—	(4,296)
Net cash used in investing activities - continuing operations		(504,134)	—	(504,134)
Net cash provided by investing activities - discontinued operations		81,684	—	81,684
Net cash used in investing activities		(422,450)	—	(422,450)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
(in thousands)	ADJ Reference	As Reported	Adjustments	As Restated
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		7,707	—	7,707
Proceeds and expenses from issuance of Trust preferred shares, net		114,914	—	114,914
Purchase of treasury shares, net		(9,571)	—	(9,571)
Borrowings under credit facility		585,000	—	585,000
Repayments under credit facility		(475,000)	—	(475,000)
Repayments - Term Loan		(10,000)	—	(10,000)
Subsidiary financing arrangements - borrowings	ADJ 5	—	153,646	153,646
Subsidiary financing arrangements - repayments	ADJ 5	—	(70,196)	(70,196)
Distributions paid - common shares		(75,490)	—	(75,490)
Distributions paid - preferred shares		(25,458)	—	(25,458)
Net proceeds provided by noncontrolling shareholders		41,947	—	41,947
Purchase of noncontrolling interest		(4,490)	—	(4,490)
Distributions paid - Allocation Interests		(48,941)	—	(48,941)
Other		(4)	—	(4)
Net cash provided by financing activities		100,614	83,450	184,064
Foreign currency impact on cash		(1,278)	—	(1,278)
Net increase decrease in cash and cash equivalents		(390,751)	1	(390,750)
Cash and cash equivalents — beginning of period		450,477	(68)	450,409
Cash and cash equivalents — end of period		$59,726	$(67)	$59,659

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	ADJ Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		446,684	(68)	446,616
Accounts receivable, net	ADJ 1	308,183	(122,946)	185,237
Inventories, net	ADJ 2	723,194	(200,685)	522,509
Prepaid expenses and other current assets	ADJ 2	88,844	(11,075)	77,769
Current assets of discontinued operations		36,915	—	36,915
Total current assets		1,603,820	(334,774)	1,269,046
Property, plant and equipment, net		191,283	—	191,283
Goodwill	ADJ 3	859,907	(86,338)	773,569
Intangible assets, net	ADJ 3	879,078	(70,734)	808,344
Other non-current assets		195,010	6	195,016
Non-current assets of discontinued operations		87,883	—	87,883
Total assets		$3,816,981	$(491,840)	$3,325,141

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		91,089	(381)	90,708
Accrued expenses	ADJ 4	151,443	86,374	237,817
Due to related parties (refer to Note Q)		16,025	—	16,025
Current portion, long-term debt		10,000	1,661,879	1,671,879
Subsidiary financing arrangements	ADJ 5	—	100,741	100,741
Other current liabilities		34,812	—	34,812
Current liabilities of discontinued operations		8,986	—	8,986
Total current liabilities		312,355	1,848,613	2,160,968
Deferred income taxes		118,882	(15,618)	103,264
Long-term debt (Refer to Note I)		1,661,879	(1,661,879)	—
Other non-current liabilities		203,207	—	203,207
Non-current liabilities of discontinued operations		1,277	—	1,277
Total liabilities		2,297,600	171,116	2,468,716

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at December 31, 2023
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2023		96,417	—	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2023		96,504	—	96,504
Series C preferred shares, no par value, 4,600 shares issued and outstanding at December 31, 2023		110,997	—	110,997
Trust common shares, no par value, 500,000 authorized; 75,753 shares issued and 75,270 shares outstanding at December 31, 2023		1,281,303	—	1,281,303
Treasury shares, at cost		(9,339)	—	(9,339)
Accumulated other comprehensive income (loss)		111	(108)	3
Accumulated deficit		(249,243)	(396,982)	(646,225)
Total stockholders’ equity attributable to Holdings		1,326,750	(397,090)	929,660
Noncontrolling interest	ADJ 6	175,875	(265,866)	(89,991)
Noncontrolling interest of discontinued operations		16,756	—	16,756
Total stockholders’ equity		1,519,381	(662,956)	856,425
Total liabilities and stockholders’ equity		$3,816,981	$(491,840)	$3,325,141

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	ADJ Reference	As Reported	Adjustments	As Restated
Net revenues	ADJ 7	$1,965,017	$(275,097)	$1,689,920
Cost of revenues	ADJ 8	1,132,014	(116,814)	1,015,200
Gross profit		833,003	(158,283)	674,720
Operating expenses:
Selling, general and administrative expense		502,013	—	502,013
Management fees		67,945	—	67,945
Amortization expense	ADJ 3	88,396	(4,822)	83,574
Impairment expense		89,400	1,197	90,597
Operating income (loss)		85,249	(154,658)	(69,409)
Other income (expense):
Interest expense, net	ADJ 9	(105,179)	(4,713)	(109,892)
Amortization of debt issuance costs		(4,038)	—	(4,038)
Other income (expense), net	ADJ 10	1,779	(84,893)	(83,114)
Income (loss) from continuing operations before income taxes		(22,189)	(244,264)	(266,453)
Provision for income taxes	ADJ 11	22,639	(14,441)	8,198
Income (loss) from continuing operations		(44,828)	(229,823)	(274,651)
Income (loss) from discontinued operations, net of income tax		24,208	—	24,208
Gain on sale of discontinued operations, net of income tax		283,025	—	283,025
Net income		262,405	(229,823)	32,582
Less: Net income from continuing operations attributable to noncontrolling interest		16,423	(92,184)	(75,761)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		(304)	—	(304)
Net income attributable to Holdings		$246,286	$(137,639)	$108,647

Amounts attributable to common shares of Holdings:
Loss from continuing operations		$(61,251)	$(137,639)	$(198,890)
Income from discontinued operations, net of income tax		24,512	—	24,512
Gain on sale of discontinued operations, net of income tax		283,025	—	283,025
Net income attributable to Holdings		$246,286	$(137,639)	$108,647
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations		(1.81)	(1.76)	(3.57)
Discontinued operations		4.27	—	4.27
		$2.46	$(1.76)	$0.70

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(in thousands)	ADJ Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$262,405	$(229,823)	$32,582
Income from discontinued operations, net of income tax		24,208	—	24,208
Gain on sale of discontinued operations, net of income tax		283,025	—	283,025
Loss from continuing operations		(44,828)	(229,823)	(274,651)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		45,960	—	45,960
Amortization expense - intangibles	ADJ 3	88,396	(4,822)	83,574
Amortization expense - inventory step-up	ADJ 3	1,175	(1,175)	—
Amortization of debt issuance costs		4,038	—	4,038
Impairment expense		89,400	1,197	90,597
Noncontrolling stockholder stock based compensation		9,451	—	9,451
Provision for receivable and inventory reserves		(62)	3,235	3,173
Deferred taxes		(19,800)	4,797	(15,003)
Other		1,658	(107)	1,551
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(19,941)	28,862	8,921
Inventories	ADJ 2	(65,492)	102,583	37,091
Other current and non-current assets		(1,945)	—	(1,945)
Accounts payable and accrued expenses	ADJ 4	(72,903)	33,814	(39,089)
Net cash provided by (used in) operating activities - continuing operations		15,107	(61,439)	(46,332)
Net cash provided by operating activities - discontinued operations		62,973	—	62,973
Net cash provided by (used in) operating activities		78,080	(61,439)	16,641
Cash flows from investing activities:
Purchases of property and equipment		(55,016)	—	(55,016)
Proceeds from sale of businesses		500,305	—	500,305
Other investing activities		(1,742)	—	(1,742)
Net cash provided by investing activities - continuing operations		443,547	—	443,547
Net cash provided by investing activities - discontinued operations		126,956	—	126,956
Net cash provided by investing activities		570,503	—	570,503
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		74,259	—	74,259
Purchase of treasury shares, net		(9,339)	—	(9,339)
Borrowings under credit facility		360,000	—	360,000
Repayments under credit facility		(515,000)	—	(515,000)
Repayments - Term Loan		(10,000)	—	(10,000)
Subsidiary financing arrangements - borrowings	ADJ 5	—	121,806	121,806
Subsidiary financing arrangements - repayments	ADJ 5	—	(60,367)	(60,367)
Distributions paid - common shares		(71,967)	—	(71,967)
Distributions paid - preferred shares		(24,181)	—	(24,181)
Net proceeds provided by noncontrolling shareholders		15,599	—	15,599
Purchase of noncontrolling interest		(41,297)	—	(41,297)
Distributions to noncontrolling shareholders		(11,745)	—	(11,745)
Distributions paid - Allocation Interests		(26,475)	—	(26,475)
Other		(17)	—	(17)
Net cash provided by (used in) financing activities		(260,163)	61,439	(198,724)
Foreign currency impact on cash		786	—	786
Net increase (decrease) in cash and cash equivalents		389,206	—	389,206
Cash and cash equivalents — beginning of period		61,271	(68)	61,203
Cash and cash equivalents — end of period		$450,477	$(68)	$450,409

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2022
	ADJ Reference	As Reported (1)	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$52,743	(68)	52,675
Accounts receivable, net	ADJ 1	288,901	(85,224)	203,677
Inventories, net	ADJ 2	657,494	(96,044)	561,450
Prepaid expenses and other current assets	ADJ 2	67,509	(14,202)	53,307
Current assets of discontinued operations		143,538	—	143,538
Total current assets		1,210,185	(195,538)	1,014,647
Property, plant and equipment, net		183,397	—	183,397
Goodwill	ADJ 3	950,111	(86,337)	863,774
Intangible assets, net	ADJ 3	965,624	(74,358)	891,266
Other non-current assets		161,850	7	161,857
Non-current assets of discontinued operations		378,464	—	378,464
Total assets		$3,849,631	$(356,226)	$3,493,405

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		80,447	(3,362)	77,085
Accrued expenses	ADJ 4	180,233	52,415	232,648
Due to related parties (refer to Note Q)		15,495	—	15,495
Current portion, long-term debt		10,000	—	10,000
Subsidiary financing arrangements	ADJ 5	—	48,160	48,160
Other current liabilities		33,957	—	33,957
Current liabilities of discontinued operations		39,700	—	39,700
Total current liabilities		359,832	97,213	457,045
Deferred income taxes		139,471	(20,414)	119,057
Long-term debt		1,824,468	—	1,824,468
Other non-current liabilities		139,072	—	139,072
Non-current liabilities of discontinued operations		24,826	—	24,826
Total liabilities		2,487,669	76,799	2,564,468

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at December 31, 2022
Series A preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2022		96,417	—	96,417
Series B preferred shares, no par value, 4,000 shares issued and outstanding at December 31, 2022		96,504	—	96,504
Series C preferred shares, no par value, 4,600 shares issued and outstanding at December 31, 2022		110,997	—	110,997
Trust common shares, no par value, 500,000 authorized; 72,203 shares issued and outstanding at December 31, 2022		1,207,044	—	1,207,044
Accumulated other comprehensive income (loss)		(1,136)	—	(1,136)
Accumulated deficit		(372,906)	(259,343)	(632,249)
Total stockholders’ equity attributable to Holdings		1,136,920	(259,343)	877,577
Noncontrolling interest	ADJ 6	187,444	(173,682)	13,762
Noncontrolling interest of discontinued operations		37,598	—	37,598
Total stockholders’ equity		1,361,962	(433,025)	928,937
Total liabilities and stockholders’ equity		$3,849,631	$(356,226)	$3,493,405

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	ADJ Reference	As Reported	Adjustments	As Restated
Net revenues	ADJ 7	$1,920,695	$(163,886)	$1,756,809
Cost of revenues	ADJ 8	1,192,073	(84,695)	1,107,378
Gross profit		728,622	(79,191)	649,431
Operating expenses:
Selling, general and administrative expense		441,628	—	441,628
Management fees		62,104	—	62,104
Amortization expense	ADJ 3	77,237	(4,584)	72,653
Impairment expense	ADJ 3	—	28,602	28,602
Operating income (loss)		147,653	(103,209)	44,444
Other income (expense):
Interest expense, net	ADJ 9	(83,481)	(1,778)	(85,259)
Amortization of debt issuance costs		(3,740)	—	(3,740)
Loss on debt extinguishment		(534)	—	(534)
Other income (expense), net	ADJ 10	(2,314)	(66,533)	(68,847)
Income (loss) from continuing operations before income taxes		57,584	(171,520)	(113,936)
Provision for income taxes	ADJ 11	41,367	(11,874)	29,493
Income (loss) from continuing operations		16,217	(159,646)	(143,429)
Income from discontinued operations, net of income tax		25,831	—	25,831
Gain on sale of discontinued operations, net of income tax		9,393	—	9,393
Net income		51,441	(159,646)	(108,205)
Less: Net loss from continuing operations attributable to noncontrolling interest		13,793	(64,033)	(50,240)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		1,258	—	1,258
Net income (loss) attributable to Holdings		$36,390	$(95,613)	$(59,223)

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$2,424	$(95,613)	$(93,189)
Income from discontinued operations, net of income tax		24,573	—	24,573
Gain on sale of discontinued operations, net of income tax		9,393	—	9,393
Net income (loss) attributable to Holdings		$36,390	$(95,613)	$(59,223)
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations		(0.53)	(1.28)	(1.81)
Discontinued operations		0.43	0.01	0.44
		$(0.10)	$(1.27)	$(1.37)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
(in thousands)	ADJ Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)		$51,441	$(159,646)	$(108,205)
Income from discontinued operations, net of income tax		25,831	—	25,831
Gain on sale of discontinued operations, net of income tax		9,393	—	9,393
Income (loss) from continuing operations		16,217	(159,646)	(143,429)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		39,476	—	39,476
Amortization expense - intangibles	ADJ 3	77,237	(4,584)	72,653
Amortization expense - inventory step-up	ADJ 3	6,113	(5,483)	630
Amortization of debt issuance costs		3,740	—	3,740
Impairment expense		—	28,602	28,602
Loss on debt extinguishment		534	—	534
Noncontrolling stockholder stock based compensation		10,519	—	10,519
Provision for receivable and inventory reserves		(689)	4,238	3,549
Deferred taxes		3,023	—	3,023
Other		2,338	4	2,342
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(43,420)	59,672	16,252
Inventories	ADJ 2	(146,220)	20,125	(126,095)
Other current and non-current assets		(12,772)	—	(12,772)
Accounts payable and accrued expenses	ADJ 4	(7,299)	38,720	31,421
Net cash provided by (used in) operating activities - continuing operations		(51,203)	(18,352)	(69,555)
Net cash provided by operating activities - discontinued operations		22,910	—	22,910
Net cash provided by (used in) operating activities		(28,293)	(18,352)	(46,645)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(569,028)	—	(569,028)
Purchases of property and equipment		(60,183)	—	(60,183)
Proceeds from sale of businesses		9,393	—	9,393
Other investing activities		(1,102)	—	(1,102)
Net cash provided by (used in) investing activities - continuing operations		(620,920)	—	(620,920)
Net cash provided by (used in) investing activities - discontinued operations		(5,803)	—	(5,803)
Net cash provided by (used in) investing activities		(626,723)	—	(626,723)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
(in thousands)	ADJ Reference	As Reported	Adjustments	As Restated
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		83,851	—	83,851
Issuance of Term Loan		400,000	—	400,000
Borrowings under credit facility		268,000	—	268,000
Repayments under credit facility		(113,000)	—	(113,000)
Repayments - Term Loan		(5,000)	—	(5,000)
Subsidiary financing arrangements - borrowings	ADJ 5	—	60,499	60,499
Subsidiary financing arrangements - repayments	ADJ 5	—	(42,147)	(42,147)
Distributions paid - common shares		(70,845)	—	(70,845)
Distributions paid - preferred shares		(24,181)	—	(24,181)
Net proceeds provided by noncontrolling shareholders		1,312	—	1,312
Net proceeds provided by noncontrolling shareholders		35,263	—	35,263
Debt issuance costs		(5,276)	—	(5,276)
Distributions to noncontrolling shareholders		(11,292)	—	(11,292)
Purchase of noncontrolling interest		(1,957)	—	(1,957)
Other		10	—	10
Net cash provided by (used in) financing activities		556,885	18,352	575,237
Foreign currency impact on cash		(1,331)	—	(1,331)
Net increase (decrease) in cash and cash equivalents		(99,462)	—	(99,462)
Cash and cash equivalents — beginning of period		160,733	(68)	160,665
Cash and cash equivalents — end of period		$61,271	$(68)	$61,203
Lugano - Adjustments to Lugano Purchase Price Allocation
In addition to the restatement of the consolidated financial statements for the fiscal years ended December 31, 2024, 2023 and 2022, the Lugano Investigation also identified unrecorded financing arrangements and misstatements in revenue and cost of revenues in the period from acquisition of Lugano on September 3, 2021 through December 31, 2021, and errors in the balances of accounts receivable, inventory, other current assets, accounts payable, accrued expenses and unrecorded financing arrangements as of September 3, 2021 and the periods ended September 30, 2021 and December 31, 2021. As a result, the Company reperformed the September 3, 2021 purchase price allocation related to the acquisition of Lugano. The results of the revised purchase price allocation are presented below.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Purchase Price Allocation - 9/3/21		Purchase Price Allocation - 9/3/21
	As Reported	Adjustments	As Restated
Purchase consideration	$265,134	—	$265,134

Fair value of identifiable assets acquired:
Cash	$1,433	$(68)	$1,365
Accounts Receivable	20,954	(17,602)	3,352
Inventory	95,213	(58,505)	36,708
Property, plant & equipment	3,135	—	3,135
Intangible assets	82,454	(78,155)	4,299
Other current and noncurrent assets	9,093	(2,235)	6,858
Total identifiable assets	212,282	(156,565)	55,717

Fair value of liabilities assumed:
Current liabilities	7,187	39,362	46,549
Other liabilities	3,175	—	3,175
Deferred tax liabilities	23,123	(21,693)	1,430
Total liabilities	33,485	17,669	51,154

Net identifiable assets acquired	178,797	(174,234)	4,563

Goodwill	$86,337	$174,234	$260,571

Intangible Assets	Fair Value		Fair Value
	As Reported	Adjustments	As Restated

Tradename	$48,433	$(48,207)	$226
Customer Relationships	34,021	(29,948)	4,073
	$82,454	$(78,155)	$4,299
Lugano - Interim Impairment Testing
The Company performed an interim impairment test of goodwill at Lugano as of December 31, 2021. Historical information that had previously been relied on by the Company in preparing projected financial information for the period ending December 31, 2021 proved to be inaccurate, and operating results were below forecast amounts that were used as the basis for the purchase price allocation performed when Lugano was acquired. Therefore the Company determined that a triggering event had occurred. The Company performed the quantitative impairment test using an income approach. The prospective information used in the income approach considered macroeconomic data, industry and reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for the Lugano reporting unit as of the date of our impairment testing. The discount rate used in the income approach was 12.0% The results of the quantitative impairment testing indicated that the fair value of the Lugano reporting unit did not exceed its carrying value, resulting in goodwill impairment expense of $237.2 million in the year ended December 31, 2021.
Note D — Acquisition of Businesses
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years ended
(in thousands, except per share data)	December 31, 2024	December 31, 2023
	(As Restated)	(As Restated)
Net sales	$1,798,684	$1,797,231
Gross profit	$756,753	$734,588
Operating loss	$(14,559)	$(72,142)
Net loss from continuing operations	$(327,994)	$(278,225)
Net loss from continuing operations attributable to Holdings	$(217,190)	$(202,897)
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(3.94)	$(3.63)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other acquisitions
Altor Solutions
Lifoam - On October 1, 2024, Altor Solutions acquired 100% of the outstanding equity interests of Lifoam Industries LLC, a Delaware limited liability company (“Lifoam”) pursuant to a Purchase and Sale Agreement entered into on August 19, 2024 (the “Lifoam Acquisition”). Lifoam is a manufacturer and distributor of temperature-controlled shipping solutions. The purchase price was $137.8 million, excluding working capital and other adjustments to the purchase price. Altor incurred transaction costs of approximately $1.8 million, which are included in selling, general and administrative expense in the consolidated statement of operations. The acquisition and related transaction costs were funded through additional term loans of $143.7 million under the Altor intercompany credit agreement. The Company funded the additional intercompany loans used for the acquisition of Lifoam with a draw on the 2022 Revolving Credit Facility. Altor recorded a preliminary purchase price allocation of $19.9 million in goodwill, which is expected to be deductible for income tax purposes, $49.4 million in intangible assets comprised of $39.5 million in customer relationships and $9.9 million in tradenames, $24 million in capital asset step-up and $1.6 million in inventory step-up. The purchase price allocation was finalized in 2025.
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
Note E — Dispositions
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on sale of discontinued operations - income tax
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes. Prior to the Effective Date, the Trust was treated as a partnership for U.S. federal income tax purposes and the Trust’s items of income, gain, loss and deduction flowed through from the Trust to the shareholders, and the Trust shareholders were subject to income taxes on their allocable share of the Trust’s income and gains. After the Effective Date, the Trust is taxed as a corporation and is subject to U.S. federal corporate income tax at the Trust level. The election to be treated as a corporation for U.S federal income tax purposes, resulted in an approximate $328 million gain to the Trust for U.S. federal income tax purposes. This taxable capital gain should result in a basis step-up for the Trust after the Election. This basis step-up should provide a tax benefit to the Trust, as it should increase the Trust’s basis in its subsidiaries as of September 1, 2021, which in turn should reduce future gains, if and when the Trust divests such subsidiaries. The Trust filed for a Private Letter Ruling ("PLR"), with the Internal Revenue Service ("IRS") regarding the basis step-up. While the IRS declined to rule on the private letter request, they did not indicate that the Company's proposed treatment was unreasonable and the Company intends to reflect the basis step up on future tax returns. However, since the IRS declined to rule on the private letter request, the Company has concluded that a full reserve should be recorded for the stepped-up basis benefit in accordance with ASC 740 and has recorded an unrecognized tax benefit of $7.4 million that reduced the gain on Ergobaby in 2024, and $27.9 million that reduced the gain on sale of Advanced Circuits and Marucci in 2023. The sale of Ergobaby in the year ending December 31, 2024 resulted in a tax benefit of $9.9 million that increased the gain on the sale of Ergobaby. The Advanced Circuits and Marucci in the year ending December 31, 2023 was subject to income tax expense. Prior to the sale of Marucci in the fourth quarter of 2023, the Trust had sufficient net operating losses to offset the gain on sale of Advanced Circuits and did not record income tax expense. The sale of Marucci and the resulting gain that was recorded, combined with the gain on Advanced Circuits, utilized all of the Trust's net operating losses and resulted in taxable income in the fourth quarter of 2023. The Trust recorded income tax expense of $37.4 million that reduced the gain on sale of discontinued operations. The pre-tax gain on sale of Advanced Circuits and Marucci totaled $348.4 million, and was reduced by the $37.4 million in income tax expense and the $27.9 million in unrecognized tax benefits, resulting in the $283.0 million recorded as gain on sale of discontinued operations in the statement of operations in the year ending December 31, 2023.
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

Note F - Revenue (As Restated)
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
Certain sale transactions at our Lugano operating segment also include a non-monetary exchange of inventory with customers whereby the consideration received for the sale transaction has a non-cash component. The transaction price for a sale to a customer includes all cash and non-cash consideration. The non-cash consideration represents the non-monetary exchange of inventory and is measured at the fair-value of the exchanged item. The amount of non-monetary exchanges at Lugano was not material in the years ended December 31, 2024, 2023 and 2022.

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
Warranty - For product sales, the Company provides standard assurance-type warranties as the Company only warrants its products against defects in materials and workmanship (i.e., manufacturing flaws). Although the warranties are not required by law, the tasks performed over the warranty period are only to remediate instances when products do not meet the promised specifications. Customers do not have the option to purchase warranties separately. The Company’s warranty periods generally range from 90 days to three years depending on the nature of the product and are consistent with industry standards. The periods are reasonable to ensure that products conform to specifications. The Company does not have a history of performing activities outside the scope of the standard warranty.
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

	Year ended December 31, 2024
	(As Restated)
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$412,309	$34,648	$31,508	$17,653	$36,043	$532,161
BOA (1)	50,932	51	79,201	60,273	354	190,811
Lugano	54,875	301	2,603	1,032	1,635	60,446
PrimaLoft (1)	868	—	4,091	68,457	810	74,226
The Honey Pot Co.	104,485	—	—	—	104	104,589
Velocity	90,263	463	936	256	4,509	96,427
Altor	213,346	25,722	—	—	—	239,068
Arnold	119,056	396	41,505	7,799	3,081	171,837
Sterno	305,534	289	4,158	121	8,346	318,448
	$1,351,668	$61,870	$164,002	$155,591	$54,882	$1,788,013

	Year ended December 31, 2023
	(As Restated)
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$423,750	$26,718	$34,018	$17,313	$31,290	$533,089
BOA (1)	41,036	22	56,073	58,139	555	155,825
Lugano	29,664	—	3,102	73	385	33,224
PrimaLoft (1)	774	101	3,500	62,049	629	67,053
Velocity	156,853	1,141	4,393	617	9,186	172,190
Altor	204,598	33,432	—	—	—	238,030
Arnold	115,625	413	39,173	6,388	5,080	166,679
Sterno	312,239	1	3,354	10	8,226	323,830
	$1,284,539	$61,828	$143,613	$144,589	$55,351	$1,689,920

	Year ended December 31, 2022
	(As Restated)
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$384,911	$19,110	$34,389	$16,677	31,126	$486,213
BOA (1)	61,719	12	66,273	79,848	836	$208,688
Lugano	28,140	—	9,014	439	28	$37,621
PrimaLoft (1)	1,583	56	1,881	20,623	601	$24,744
Velocity	208,215	1,303	7,557	1,301	13,862	$232,238
Altor	233,158	28,180	—	—	—	$261,338
Arnold	105,899	456	38,602	6,490	2,368	$153,815
Sterno	340,510	15	2,746	86	8,795	$352,152
	$1,364,135	$49,132	$160,462	$125,464	$57,616	$1,756,809
(1) For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Raw materials and supplies	$80,145	$89,504	$100,469
Work-in-process	19,672	24,827	26,960
Finished goods	515,242	443,908	465,872
	615,059	558,239	593,301
Less: obsolescence reserve	(43,811)	(35,730)	(31,851)
Total	$571,248	$522,509	$561,450

Property, plant and equipment	December 31,
(in thousands)	2024	2023	2022
Machinery and equipment	$269,367	$233,970	$215,011
Office furniture, computers and software	72,721	66,244	58,461
Leasehold improvements	120,046	95,262	70,267
Buildings and land	11,375	12,816	12,629
Construction in process	24,807	15,197	17,654
	498,316	423,489	374,022
Less: accumulated depreciation	(253,570)	(232,206)	(190,625)
Total	$244,746	$191,283	183,397
Depreciation expense was approximately $43.9 million, $46.0 million and $39.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note H — Goodwill and Intangible Assets (As Restated)
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Balance at January 1, 2024	Acquisitions/Measurement Period Adjustments (1)	Goodwill Impairment	Balance at December 31, 2024
	As Restated			As Restated
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Lugano	—	—	—	—
PrimaLoft	232,536	—	—	232,536
The Honey Pot Co.	—	107,039	—	107,039
Velocity Outdoor	8,182	—	(8,182)	—
Altor Solutions	91,129	23,490	—	114,619
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Corporate	—	—	—	—
Total	$773,569	$130,529	$(8,182)	$895,916
(1)    Acquisition of businesses during the year ended December 31, 2024 includes the acquisition of The Honey Pot Co. by the Company, and an add-on acquisition at Altor.

	Balance at January 1, 2023	Acquisitions/Measurement Period Adjustments	Goodwill Impairment	Balance at December 31, 2023
	As Restated			As Restated
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Lugano	—	—	—	—
PrimaLoft	291,150	(804)	(57,810)	232,536
Velocity Outdoor	39,773	—	(31,591)	8,182
Altor Solutions	91,129	—	—	91,129
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$863,774	$(804)	$(89,401)	$773,569

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at January 1, 2022	Acquisitions/Measurement Period Adjustments (1)	Goodwill Impairment	Balance at December 31, 2022
	As Restated		As Restated	As Restated
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Lugano	23,328	2,879	(26,207)	—
PrimaLoft	—	291,150	—	291,150
Velocity Outdoor	30,079	9,694	—	39,773
Altor Solutions	90,843	286	—	91,129
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Total	$585,972	$304,009	$(26,207)	$863,774
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2022 Interim Impairment Testing
Lugano - The Company performed an interim impairment test of goodwill at Lugano as of December 31, 2022. The Company has restated the audited consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 as well as the interim periods in the years ended December 31, 2024, 2023 and 2022 for the correction of historical financial information related to Lugano. Historical information that had previously been relied on by the Company in preparing projected financial information for the period ending December 31, 2022 proved to be inaccurate, and operating results were below forecast amounts. Therefore the Company determined that a triggering event had occurred. The Company performed the quantitative impairment test using an income approach. The Company considered macroeconomic data, industry and reporting unit specific facts and circumstances and developed the prospective financial information based on our best estimate of operational results and cash flows for the Lugano reporting unit as of the date of our impairment testing. The results of the quantitative impairment testing indicated that the fair value of the Lugano reporting unit did not exceed its carrying value, resulting in goodwill impairment expense of $26.2 million in the year ended December 31, 2022.
The following is a summary of the net carrying amount of goodwill at December 31, 2024, 2023 and 2022 (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)	(As Restated)
Goodwill - gross carrying amount	$1,311,813	$1,181,284	$1,182,089
Accumulated impairment losses (1)	(415,897)	(407,715)	(318,315)
Goodwill - net carrying amount	$895,916	$773,569	$863,774
(1) Comprised of accumulated goodwill impairment expense of $260.6 million at Lugano, $72.7 million at Velocity, $24.9 million at Arnold and $57.8 million at PrimaLoft.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022	Weighted Average Useful Lives
Gross Carrying Amount	(As Restated)	(As Restated)	(As Restated)
Customer relationships	$772,361	$714,951	$716,631	13
Technology and patents	198,865	200,788	199,103	12
Trade names, subject to amortization	453,792	273,084	273,008	18
Non-compete agreements	1,588	1,588	1,588	5
Other contractual intangible assets	210	210	210	0
	1,426,816	1,190,621	1,190,540
Trade names, not subject to amortization	30,810	30,810	30,810
In-process research and development (1)	500	500	500
Total intangibles, gross	$1,458,126	$1,221,931	$1,221,850
Accumulated Amortization
Customer relationships	$(311,357)	$(269,879)	$(216,875)
Technology and patents	(78,175)	(65,043)	(50,343)
Trade names, subject to amortization	(83,706)	(77,423)	(62,381)
Non-compete agreements	(1,282)	(1,032)	(775)
Other contractual intangible assets	(210)	(210)	(210)
	$(474,730)	$(413,587)	$(330,584)
Total intangibles, net	$983,396	$808,344	$891,266
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Definite-Lived Intangible Asset Impairment Testing
2023
Lugano - The Company tested the definite lived intangible assets at Lugano as of December 31, 2023. The impairment test resulted in impairment of the customer relationship intangible of $1.2 million. The fair value of the customer relationship was determined using a variation of a multi-period excess earnings method and led to a fair value that was less than the carrying value of the asset.
2022
Lugano - The Company tested the definite lived intangible assets at Lugano as of December 31, 2022. The impairment test resulted in impairment of the customer relationship intangible of $2.4 million. The fair value of the customer relationship was determined using a variation of a multi-period excess earnings method and led to a fair value that was less than the carrying value of the asset.

The Company’s amortization expense of intangible assets for the years ended December 31, 2024, 2023 and 2022 totaled $94.8 million, $83.6 million and $72.7 million, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated charges to amortization expense of intangible assets over the next five years, is as follows (restated), (in thousands):

2025	$92,853
2026	$90,662
2027	$81,872
2028	$79,770
2029	$79,649
Note I – Debt (As Restated)
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
Please see "Note T – Subsequent Events” for additional information concerning the 2022 Credit Facility.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Please see "Note T – Subsequent Events” for additional information concerning the 2032 Senior Notes.
2029 Senior Notes
On March 23, 2021, the Company consummated the issuance and sale of $1 billion aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes was October 15, 2021. The 2029 Notes are general unsecured obligations of the Company and are not guaranteed by our subsidiaries. The proceeds from the sale of the 2029 Notes were used to repay debt outstanding under the 2018 Credit Facility in connection with our entry into the 2021 Credit Facility, as described above, and to redeem our 8.000% Senior Notes due 2026.
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
Please see "Note T – Subsequent Events” for additional information concerning the 2029 Senior Notes.
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2022 Credit Facility. The following table reflects required financial ratios as of December 31, 2024 included as part of the affirmative covenants in the 2022 Credit Facility, along with our actual ratios based on both the financial results presented in our 2024 Form 10-K and as restated in this Form 10-K/A:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio (Original Filing)	Actual Ratio (As Restated)

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	2.43:1:00	0.83:1:00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	0.92:1:00	1.63:1:00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	3.58:1:00	6.32:1:00

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company exercised an option under our 2022 Credit Facility to increase our Consolidated Total Leverage Ratio to 5.75:1.00 as of December 31, 2022. This ratio declined to 5.50:1.00 on June 30, 2023, and to 5.00:1.00 on December 31, 2023.
Borrowings under our 2022 Credit Facility are subject to certain conditions and customary events of default, including, without limitation, failure to make payments, cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments, and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2022 Credit Facility may be declared immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2022 Credit Facility. Based on the consolidated financial information included within the Original Filing, the Company was in compliance with the 2022 Credit Facility’s financial covenants in each of the years ended, December 31, 2024, 2023 and 2022. However, in retrospectively testing financial covenant compliance under the 2022 Credit Facility in each of the years ended December 31, 2024, 2023 and 2022 in reliance on the restated consolidated financial information provided in this Form 10-K/A, the Company would not have been in compliance with such financial covenants as of the years ended December 31, 2024 and 2023. In addition, management’s conclusion that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued has resulted in an emphasis-of-matter paragraph in the report of our independent registered public accounting firm, which constitutes a breach of certain affirmative covenants under the 2022 Credit Facility. As a result, the 2022 Term Loan and 2022 Revolving Credit facility have been classified as current at December 31, 2024 and 2023 in the Consolidated Financial Statements, and in each of the interim periods where an event of default occurred because the Company was not in compliance with the financial covenants under the 2022 Credit Facility. Additionally, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights during such historical periods, the 2029 Notes and 2032 Notes have also been classified as current at December 31, 2024 and 2023 in the Consolidated Financial Statements.
Refer to "Note T- Subsequent Events" for a description of amendments and related forbearance agreements to the Company's 2022 Credit Facility.
The following table provides the Company’s outstanding long-term debt and effective interest rates at December 31, 2024, December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022
	Effective Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000	5.00%	300,000
2022 Term Loan	7.60%	375,000	7.50%	385,000	5.20%	395,000
2022 Revolving Credit Facility	7.62%	110,000		—	5.98%	155,000
Unamortized premiums and debt issuance costs		(10,710)		(13,121)		(15,532)
Total debt		$1,774,290		$1,671,879		$1,834,468
Less: Current portion, term loan facilities		(1,774,290)		(1,671,879)		(10,000)
Long-term debt		$—		$—		$1,824,468

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the annual maturities of the Company's debt obligations, including the Lugano financing arrangements which are classified as current. As noted above, the Company was not in compliance with the financial covenants as required by the 2022 Credit Facility as of the years ended December 31, 2024 and 2023 and as a result, the 2022 Revolving Credit Facility, the 2022 Term Loan and the 2029 and 2032 Senior Notes have been classified as current in the accompanying Consolidated Balance Sheets at December 31, 2024 and 2023. The contractual annual maturities of the Company's debt obligations are as follows (restated, in thousands):

2025	$184,765
2026	25,000
2027	445,000
2028	—
2029	1,000,000
2030 and thereafter	300,000
$1,954,765
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

The following table summarizes debt issuance costs at December 31, 2024, December 31, 2023 and December 31, 2022, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2024	2023	2022
Deferred debt issuance costs	$32,526	$32,526	$32,526
Accumulated amortization	(17,797)	(13,779)	(9,760)
Deferred debt issuance costs, net	$14,729	$18,747	$22,766

Balance sheet classification:
Other noncurrent assets	$4,019	$5,626	$7,234
Long-term debt	10,710	13,121	15,532
	$14,729	$18,747	$22,766
Lugano Financing Arrangements
Lugano, through its former chief executive officer, entered into various financing arrangements with third parties that were not previously recorded in the historical financial statements of Lugano as debt. Pursuant to some of these agreements, the third-party investors agreed to provide a specific amount of cash to purportedly jointly invest with Lugano in a specified jewel or piece of jewelry. The arrangements provided that Lugano would be responsible for

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchasing, holding and insuring the jewelry until Lugano found a buyer or the third-party investor otherwise requested a return of their cash contribution. According to the terms of the arrangement, the third-party investors made an upfront payment to Lugano in exchange for the right to receive a return of their initial investment plus either (i) a portion of the profit when the jewelry was sold to a buyer, or (ii) interest on their invested cash if the third-party requested to liquidate their investment prior to the sale of the specified jewelry to a buyer. Lugano also entered into financing arrangements that were not specific to the acquisition of a specified jewel or piece of jewelry. These arrangements involved cash receipts that were recorded as payment of accounts receivable balances or customer deposits and cash payments that were recorded as inventory purchases or purchase deposits. Other financing arrangements with third parties involved the receipt of cash by Lugano from third parties and repayment of cash to those third parties that was not associated with purported investment in a specified jewel or piece of jewelry.
In connection with the Lugano Investigation, the Company determined that the inventory and sales transactions recorded in connection with these financing agreements were invalid because they were inconsistent with the underlying substance of the agreements. These financing arrangements represent debt and the financing arrangements and related interest expense have been recorded in the restated consolidated financial statements. Interest expense was determined based on documentation related to the underlying arrangement or, when no documentation existed related to the financing arrangement, imputed based on various factors relevant to the arrangement such as applicable statutorily-required default interest rates. Arrangements that entitled third-party investors to a profit share from the fictitious sales were reported as interest expense based on the cash payment when settled. Management is unable to estimate any potential profit share associated with unsettled financing arrangements since the underlying sales transactions were not valid. The Lugano financing arrangements have been classified as current in the accompanying consolidated balance sheets for the years ended December 31, 2024, 2023 and 2022.
The following table provides the Lugano financing arrangements and effective interest rates at December 31, 2024, December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022
	(As Restated)		(As Restated)		(As Restated)
	Effective Interest Rate	Amount	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Lugano financing arrangements	11.43%	$169,765	6.15%	$100,741	4.34%	$48,160
Interest expense
The following details the components of interest expense in each of the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in thousands)	2024	2023	2022
	(Restated)	(Restated)	(Restated)
Interest on credit facilities	$38,985	$37,269	$13,842
Interest on Senior Notes	67,500	67,500	67,500
Unused fee on Revolving Credit Facility	1,840	1,998	1,913
Other interest expense (1)	16,522	5,076	2,053
Interest income	(2,045)	(1,951)	(49)
Interest expense, net	$122,802	$109,892	$85,259
(1) Other interest expense includes amounts related to Lugano financing arrangements.
Note J – Defined Benefit Plan
In connection with the acquisition of Arnold, the Company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2024, 2023 and 2022:

	December 31,
(in thousands)	2024	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$13,847	$10,649	$12,311
Service cost	538	369	432
Interest cost	243	257	42
Actuarial (gain)/loss	1,125	1,090	(1,792)
Plan amendment	(67)	(67)	(73)
Employee contributions and transfer	572	444	349
Benefits paid	(96)	1,037	74
Settlement	(342)	(1,139)	(518)
Foreign currency translation	(935)	1,207	(176)
Benefit obligation	$14,885	$13,847	$10,649
Change in plan assets:
Fair value of assets, beginning of period	$11,426	$9,521	$9,449
Actual return on plan assets	(600)	90	(122)
Company contribution	599	465	371
Employee contributions and transfer	572	444	349
Benefits paid	(96)	1,037	74
Settlement	(342)	(1,139)	(518)
Foreign currency translation	(821)	1,008	(82)
Fair value of assets	10,738	11,426	9,521
Funded status	$(4,147)	$(2,421)	$(1,128)
The unfunded liability of $4.1 million, $2.4 million and $1.1 million at December 31, 2024, 2023 and 2022, respectively, is recognized in the consolidated balance sheet within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022

Service cost	$538	$369	$432
Interest cost	243	257	42
Expected return on plan assets	(201)	(184)	(73)
Amortization of unrecognized gain (loss)	(45)	(37)	(27)
Effect of settlement	47	(1)	(40)
Net periodic benefit cost	$582	$404	$334
Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2024 and 2023:

	December 31,
	2024	2023	2022

Discount rate	1.05%	1.85%	2.25%
Expected return on plan assets	1.05%	1.85%	2.25%
Rate of compensation increase	3.00%	4.00%	4.00%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Please see "Note T – Subsequent Events” for additional information concerning the Amended Common Sales Agreement.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Please see "Note T – Subsequent Events” for additional information concerning the Amended Preferred Sales Agreement.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Board on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 at a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the then applicable three-month LIBOR (or a successor rate) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At December 31, 2024, $1.3 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•The sale of Marucci in November 2023 represented a Sale Event and the Board approved a distribution of $48.9 million in the first quarter of 2024 (refer to Note E - "Dispositions"). This distribution was paid to the Holders of the Allocation Interests in the first quarter of 2024.
Year ended December 31, 2023
•The sale of Advanced Circuits in February 2023 represented a Sale Event and the Board approved a distribution of $24.4 million paid to the Holders of the Allocation Interests in the second quarter of 2023 (refer to Note E - "Dispositions").
•The Board approved a distribution of $2.1 million paid to the Holders of the Allocation Interests related to various sale proceeds received related to previous Sale Events. These distributions were in the second

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2023.
Reconciliation of net income (loss) available to common shares of Holdings (as restated)
The following table reconciles net income from continuing operations attributable to Holdings to net income (loss) from continuing operations attributable to the common shares of Holdings:

	Year ended December 31,
	2024	2023	2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)
Net income (loss) from continuing operations attributable to Holdings	$(216,797)	$(198,890)	$(93,189)
Less: Distributions paid - Allocation Interests	48,941	26,475	—
Less: Distributions paid - Preferred Shares	25,458	24,181	24,181
Less: Accrued distributions - Preferred Shares	4,319	2,869	2,869
Net loss from continuing operations attributable to common shares of Holdings	$(295,515)	$(252,415)	$(120,239)
Earnings per share (as restated)
Basic and diluted earnings per share for the fiscal year ended December 31, 2024, 2023 and 2022 is calculated as follows:

	Year ended December 31,
	2024	2023	2022
(in thousands, except per share data)	(As Restated)	(As Restated)	(As Restated)
Net loss from continuing operations attributable to common shares of Holdings	$(295,515)	$(252,415)	$(120,239)
Less: Effect of contribution based profit—Holding Event	1,627	5,285	7,815
Loss from continuing operations attributable to common shares	$(297,142)	$(257,700)	$(128,054)

Income from discontinued operations attributable to Holdings	$7,936	$307,537	$33,966
Less: Effect of contribution based profit	—	—	2,558
Income from discontinued operations of Holdings attributable to common shares	$7,936	$307,537	$31,408

Basic and diluted weighted average common shares of Holdings outstanding	75,454	72,105	70,715

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(3.94)	$(3.57)	$(1.81)
Discontinued operations	0.11	4.27	0.44
	$(3.83)	$0.70	$(1.37)
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
October 1, 2024 - December 31, 2024 (1)	$0.25	$18,809	January 16, 2025	January 23, 2025
July 1, 2024 - September 30, 2024	$0.25	$18,913	October 17, 2024	October 24, 2024

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2024 - June 30, 2024	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024
October 1, 2023 - December 31, 2023	$0.25	$18,818	January 18, 2024	January 25, 2024
July 1, 2023 - September 30, 2023	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023
October 1, 2022 - December 31, 2022	$0.25	$18,051	January 19, 2023	January 26, 2023
July 1, 2022 - September 30, 2022	$0.25	$18,051	October 20, 2022	October 27, 2022
April 1, 2022 - June 30, 2022	$0.25	$17,931	July 21, 2022	July 28, 2022
January 1, 2022 - March 31, 2022	$0.25	$17,510	April 21, 2022	April 28, 2022

Series A Preferred Shares:
October 30, 2024 - January 29, 2025 (1)	$0.453125	$2,062	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.453125	$1,930	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.453125	$1,813	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.453125	$1,813	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.453125	$1,813	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.453125	$1,813	April 15, 2022	April 30, 2022

Series B Preferred Shares:
October 30, 2024 - January 29, 2025 (1)	$0.4921875	$3,048	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,347	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$1,969	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$1,969	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$1,969	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$1,969	April 15, 2022	April 30, 2022

Series C Preferred Shares:
October 30, 2024 - January 29, 2025 (1)	$0.4921875	$3,324	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,690	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$2,264	October 15, 2023	October 30, 2023

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
October 30, 2022 - January 29, 2023	$0.4921875	$2,264	January 15, 2023	January 30, 2023
July 30, 2022 - October 29, 2022	$0.4921875	$2,264	October 15, 2022	October 30, 2022
April 30, 2022 - July 29, 2022	$0.4921875	$2,264	July 15, 2022	July 30, 2022
January 30, 2022 - April 29, 2022	$0.4921875	$2,264	April 15, 2022	April 30, 2022
(1) This distribution was     declared on January 3, 2025.
Note L — Income Taxes (As Restated)
Components of the Company's income (loss) before taxes are as follows:

	Year ended December 31,
	2024	2023	2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)
Domestic (including U.S. exports)	$(358,855)	$(304,300)	$(151,022)
Foreign subsidiaries	49,645	37,847	37,086
	$(309,210)	$(266,453)	$(113,936)
Components of the Company’s income tax provision are as follows:

	Year ended December 31,
	2024	2023	2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)

Current taxes
Federal	$15,141	$8,973	$12,871
State	3,215	2,911	2,125
Foreign	14,374	11,318	10,961
Total current taxes	32,730	23,202	25,957
Deferred taxes:
Federal	(13,647)	(16,776)	3,178
State	(538)	1,622	2,010
Foreign	67	150	(1,652)
Total deferred taxes	(14,118)	(15,004)	3,536
Total tax provision	$18,612	$8,198	$29,493

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2024, 2023 and 2022 are as follows:

	December 31,
	2024	2023	2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)
Deferred tax assets:
Tax credits	$3,411	$5,023	$6,179
Accounts receivable and allowances	1,063	1,093	1,577
Net operating loss carryforwards	37,725	20,041	28,090
Accrued expenses	20,374	17,007	13,164
Interest expense limitation carryforwards	55,778	29,445	10,488
Lease liabilities	50,123	46,231	38,614
Inventory	10,056	8,257	9,068
Stock based compensation	6,068	4,386	4,747
Capitalized research & development expenses	9,474	4,245	2,474
Capital loss on sale of Crosman	11,260	—	—
Lugano other expense (2)	78,076	43,104	21,640
Other	1,759	3,806	3,401
Total deferred tax assets	$285,167	$182,638	$139,442
Valuation allowance (1)	(181,962)	(84,334)	(50,149)
Net deferred tax assets	$103,205	$98,304	$89,293
Deferred tax liabilities:
Intangible assets	$(143,105)	$(136,623)	$(150,148)
Property and equipment	(22,661)	(23,832)	(23,533)
Repatriation of foreign earnings	(38)	(38)	(38)
Prepaid and other expenses	(1,256)	(842)	(865)
Right of use assets	(44,236)	(40,233)	(33,766)
Total deferred tax liabilities	$(211,296)	$(201,568)	$(208,350)
Total net deferred tax liability	$(108,091)	$(103,264)	$(119,057)

(1)Primarily relates to the Trust and 5.11, Arnold, Lugano and Velocity operating segments.
(2) Lugano other expense represents losses recognized at Lugano in the years ending December 31, 2024, 2023 and 2022 which do not meet the requirements for deduction under ASC 740 - Income taxes, until the year ended December 31, 2025.
As of December 31, 2024, 2023 and 2022, the Company had approximately $211.3 million, $201.6 million and $208.4 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
At December 31, 2024, 2023 and 2022, the Company had U.S. Federal net operating loss carryforwards of approximately $121.6 million, $56.3 million and $106.4 million, respectively. Approximately $10.6 million of these carryforwards will expire, if not utilized, beginning in 2036. The remaining balance of the Company's U.S. Federal net operating loss carryforwards do not expire and are subject to utilization limitations based on a percentage of

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxable income in a given year. As of December 31, 2024, 2023 and 2022, the Company had net operating loss carryforwards for state income tax purposes of $149.5 million, $85.7 million and $110.2 million, respectively. The Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2026. As of December 31, 2024, 2023 and 2022, the Company had foreign net operating loss carryforwards of $11.0 million, $10.2 million and $6.8 million, respectively. The foreign net operating loss carryforwards will expire, if not utilized, beginning in 2024. As of December 31, 2024, the Company had Federal capital loss carryforwards of $47.5 million. The Federal capital loss carryforwards will expire in 2029 if not utilized. As of December 31, 2024, the Company had State capital loss carryforwards of $0.5 million. The State capital loss carryforwards will expire in 2044 if not utilized.
As of December 31, 2024, 2023 and 2022, the Company had federal research and development tax credit carryforwards of $0.2 million and $1.7 million and $1.5 million, respectively. The research and development tax credit carryforwards will expire beginning in 2044 if not utilized. As of December 31, 2024, 2023 and 2022, the Company had foreign tax credit carryforwards of $2.0 million, $2.8 million and $6.4 million, respectively. The foreign tax credit carryforwards will expire beginning in 2031 if not utilized. As of December 31, 2024, 2023 and 2022, the Company had state tax credit carryforwards, consisting mostly of California business tax credits of $0.8 million, $1.1 million and $3.4 million, respectively. The California business tax credit carryforwards will expire, if not utilized, beginning in 2025.
As of December 31, 2024, 2023 and 2022, the Company had a valuation allowance related to the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $182.0 million, $84.3 million and $50.1 million, respectively. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for 2024, 2023 and 2022 are as follows:

	Year ended December 31,
	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	3.1	1.6	2.3
Foreign income taxes	(1.3)	(1.5)	(1.9)
Impact of subsidiary employee stock options	(0.2)	1.3	(0.1)
Non-deductible acquisition costs	(0.2)	—	(0.4)
Impairment expense	(0.5)	(5.9)	(4.8)
Non-recognition of various carryforwards at subsidiaries	(28.6)	(18.2)	(37.3)
United States tax on foreign income	0.4	(0.8)	(0.6)
Dividend (net of dividend received deduction)	0.3	(3.3)	(2.8)
Utilization of tax credits	1.6	2.4	6.4
Tax effect – loss on sale of Crosman	(1.7)	—	—
Effect of classification of assets held for sale	—	—	(7.5)
Other	0.1	0.3	(0.2)
Effective income tax rate	(6.0)%	(3.1)%	(25.9)%

A reconciliation of the amount of unrecognized tax benefits for 2024, 2023 and 2022 are as follows (in thousands):

Balance at January 1, 2022	$1,254
Additions for current years’ tax positions	91
Additions for prior years’ tax positions	15
Reductions for prior years’ tax positions	(71)
Reductions for expiration of statute of limitations	$(73)
Balance at December 31, 2022	$1,216
Additions for current years’ tax positions	28,325

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additions for prior years’ tax positions	33
Reductions for prior years' tax positions	(184)
Reductions for expiration of statute of limitations	(68)
Balance at December 31, 2023	$29,322
Additions for current years’ tax positions	7,802
Additions for prior years’ tax positions	—
Reductions for prior years' tax positions	(25)
Reductions for expiration of statute of limitations	(73)
Balance at December 31, 2024	$37,026
The unrecognized tax benefits are recorded in the consolidated balance sheet in other noncurrent liabilities. Included in the unrecognized tax benefits at December 31, 2024, 2023 and 2022, is $1.6 million, $1.3 million and $1.2 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. Also included in the unrecognized tax benefits at December 31, 2024 and 2023 are $7.4 million and $27.9 million, respectively, of unrecognized tax benefits that, if recognized, would not affect the Company's effective tax rate but would result in an adjustment to discontinued operations in future periods. The $7.4 million in unrecognized tax benefits is recorded as a reduction to the gain on sale related to the sale of our Ergobaby subsidiary in the year ended December 31, 2024. The $27.9 million in unrecognized tax benefits is recorded as a reduction to the gain on sale related to the sale of our ACI and Marucci subsidiaries in the year ended December 31, 2023. If recognized, the tax benefit would result in additional gain on sale of discontinued operations.
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
Note M — Fair Value Measurement (As Restated)
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no assets or liabilities Level 3 fair value measurements during 2024. A reconciliation of the change in the carrying value of the Company’s Level 3 fair value measurements during the year ended December 31, 2023 and December 31, 2022 is as follows:

	Year ended December 31,
(in thousands)	2023	2022

Balance at January 1st	$(1,442)	(1,501)
Termination of put option of noncontrolling shareholder - 5.11(1)	142	—
Contingent consideration - King's Camo(2)	—	(1,600)
Adjustment to contingent consideration - King's Camo(2)	25	300
Payment of contingent consideration - Polyfoam	—	1,350
Payment of contingent consideration - King's Camo(2)	1,275	—
Increase in the fair value of put option of noncontrolling shareholder - 5.11(1)	—	9
Balance at December 31st	$—	$(1,442)
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

					Expense
	Fair Value Measurements at December 31, 2024				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182

					Expense
	Fair Value Measurements at December 31, 2023				Year ended
	Carrying Value	Level 1	Level 2	Level 3	December 31, 2023
(in thousands)	(As Restated)				(As Restated)
Goodwill - Velocity	$8,182	—	—	$8,182	$31,591
Goodwill - PrimaLoft	$232,536	—	—	$232,536	$57,810
Intangible assets - Lugano	$191	—	—	$191	$1,197

					Expense
	Fair Value Measurements at December 31, 2022				Year ended
	Carrying Value	Level 1	Level 2	Level 3	December 31, 2022
(in thousands)	(As Restated)				(As Restated)
Goodwill - Lugano	$—	—	—	$—	$26,207
Intangible assets - Lugano	$1,525	—	—	$1,525	$2,395
Note N — Noncontrolling Interest (As Restated)
Noncontrolling interest represents the portion of a majority-owned subsidiary’s net income and equity that is owned by noncontrolling shareholders.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2024, 2023 and 2022 and related noncontrolling interest balances as of December 31, 2024, 2023 and 2022:

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

	Noncontrolling Interest Balances
	December 31, 2024	December 31, 2023	December 31, 2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)
5.11	$15,104	$15,350	$17,186
BOA	15,103	8,316	36,215
Lugano	(268,595)	(160,441)	(90,715)
PrimaLoft	32,133	30,736	36,263
The Honey Pot Co.	41,869	—	—
Velocity	6,824	6,770	6,115
Altor	6,283	5,354	5,077
Arnold	1,667	1,707	1,475
Sterno	1,466	2,117	2,046
Allocation Interests	100	100	100
	$(148,046)	$(89,991)	$13,762

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O — Supplemental Data
Supplemental Balance Sheet Data:

Summary of accrued expenses	December 31,
	2024	2023	2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)
Accrued payroll and fringe benefits	$38,536	$41,182	$29,323
Accrued taxes	17,074	16,172	14,345
Income taxes payable	3,111	2,158	1,701
Accrued interest	41,584	25,102	22,716
Accrued rebates and discounts	12,298	9,868	8,948
Warranty payable	1,121	1,258	1,347
Accrued inventory	124,110	71,715	103,516
Customer deposits	47,929	40,067	23,019
Deferred revenue	8,284	7,350	7,093
Other accrued expenses	24,429	22,945	20,640
Total	$318,476	$237,817	$232,648

Warranty liability	Year ended December 31,
(in thousands)	2024	2023	2022

Beginning balance	$1,258	$1,347	$1,673
Accrual	2,332	3,386	2,714
Warranty payments	(2,469)	(3,475)	(3,040)
Ending balance	$1,121	$1,258	$1,347
Supplemental Statement of Operations Data:

Other income (expense), net	Year ended December 31,
	2024	2023	2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)
Foreign currency gain (loss)	$781	$(819)	$(1,163)
Loss on sale of capital assets	(885)	(890)	(2,576)
Sublease income	476	1,434	1,330
Loss on equity method investment	(1,709)	—	—
Lugano expense (1)	(139,402)	(84,893)	(66,533)
Other income (expense)	(2,565)	2,054	95
	$(143,304)	$(83,114)	$(68,847)
(1) Lugano expense represents losses recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements.
Supplemental Cash Flow Statement Data:
The following table provides supplemental disclosure of cash flow information for the years ended December 31, 2024, 2023 and 2022:

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
(in thousands)	2024	2023	2022
	(As Restated)	(As Restated)	(As Restated)
Interest paid	$115,726	$112,925	$79,365
Taxes paid	$61,889	$79,142	$24,607
Non-cash financing and investing activities (1)	$11,465	$8,560	$1,946
(1) Represents the non-cash settlement of Lugano financing arrangements.
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
Note P — Commitments and Contingencies (As Restated)
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
The weighted average remaining lease terms and discount rates for all of our leases were as follows:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating Leases	6.05	6.77	6.49
Finance Leases	2.33	N/a	N/a
Weighted-average discount rate
Operating Leases	8.90%	8.5%	7.77%
Finance Leases	9.90%	N/a	N/a

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	December 31, 2024	December 31, 2023	December 31, 2022

Assets:
Operating lease right-of-use assets	Other non-current assets	$191,639	$177,323	$143,466
Finance lease right-of-use assets	Other non-current assets	6,882	—	—
		$198,521	$177,323	$143,466
Liabilities:
Operating lease liabilities - current	Other current liabilities	$38,180	$28,997	$26,856
Operating lease liabilities - non-current	Other non-current liabilities	178,577	173,558	137,085
Finance lease liabilities - current	Other current liabilities	42	—	—
Finance lease liabilities - non-current	Other non-current liabilities	6,866	—	—
		$223,665	$202,555	$163,941
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,688	$39,806	$36,239
Operating cash flows from finance leases	447	—	—
Financing cash flows from finance leases	21	—	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27,477	$61,560	$56,945
Finance leases	6,883	—	—
Legal Proceedings
General Matters
The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of business. A liability for a loss contingency is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For all other material loss contingencies, including those where the loss is reasonably possible or where the amount cannot be reasonably estimated, the Company discloses the nature of the contingency. The Lugano Investigation and the restatement of our previously issued consolidated financial statements for the periods ended at December 31, 2024, 2023 and 2022 has resulted in certain litigation and may result in additional stockholder litigation, regulatory investigations and additional liabilities in future periods.
State Court Action Naming Lugano and the Company as Defendants
On July 24, 2025, a complaint was filed against Lugano, the Company and others in California State Court, styled Champion Force Industrial Limited v. Lugano Diamonds & Jewelry Inc., et al., asserting claims for breach of contract, goods had and received, conversion, fraud, promissory estoppel, unjust enrichment, and fraudulent conveyance. The plaintiff is a vendor of diamonds and finished jewelry to Lugano and seeking in excess of $56.4 million in damages, principally for unpaid goods. The foregoing matter is in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome.
As noted below under the heading Impact of Lugano Chapter 11 Filing on Lugano Claims and Litigation this matter is subject to an automatic stay that prohibits, among other things, the continuation of this action against Lugano, as debtor, outside of the bankruptcy process. If Lugano is determined to be a necessary party to this litigation, it is possible that the litigation may also be stayed as against the Company. Presently, the Company currently remains a

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defendant in this case but believes that it can avail itself of certain defenses to these claims and intends to vigorously defend itself.
The Company has recorded an accrual of $49.8 million as of December 31, 2024 related to certain current contractual obligations to Lugano’s vendors, including Champion, in accordance with applicable accounting standards. Accordingly, the Company intends to avail itself of all available defenses in the Champion litigation. The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Champion litigation or whether such loss or range of possible loss would be less than, equal or exceed the amounts accrued in respect of Lugano’s contract with Champion.
Lugano-Specific Claims and Threatened Claims
During the period from approximately April 1, 2025 to November 21, 2025, litigation has been threatened and initiated by counterparties to transactions that appear to have been overseen by Lugano’s former CEO, Moti Ferder, who resigned effective May 7, 2025. The vast majority involve purported investment arrangements whereby the claimant delivered a specified dollar amount to Lugano in exchange for either (a) a profits interest in the future sale of a specified diamond(s), or (b) a guaranteed interest rate (collectively, “Diamond Financing Arrangements”).
Certain Diamond Financing Arrangements are the subject of current litigation, primarily in California State court, and the majority of the plaintiffs in these cases have presented similar fact patterns and are primarily seeking damages for alleged losses of principal amounts invested (“Diamond Financing Litigation”). The total damages being sought by all plaintiffs in Diamond Financing Litigation, is approximately $32.2 million, plus interest and penalties, in most cases. The Diamond Financing Litigation is in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome for any or all of these cases. At this time, management has determined that a loss is reasonably possible; however, management cannot currently reasonably estimate such loss or range of potential loss associated with the Diamond Financing Litigation.
As noted below under the heading Impact of Lugano Chapter 11 Filing on Lugano Claims and Litigation the Diamond Financing Litigation is subject to an automatic stay that prohibits, among other things, the continuation of these actions against Lugano, as debtor, outside of the bankruptcy process. The Company was named in a co-defendant in one Diamond Financing Litigation matter for which the plaintiff is seeking approximately $1.4 million in damages, plus interest and penalties. If Lugano is determined to be a necessary party to this litigation, it is possible that the litigation may also be stayed as against the Company. Nonetheless, the Company believes that it can avail itself of certain defenses to this claim and intends to vigorously defend itself.
While not the subject of active litigation, claims have been asserted against Lugano and legal action has been threatened by parties to alleged Diamond Financing Arrangements (the “Diamond Financing Arrangement Claims”). At this time, management has determined that a loss resulting from the Diamond Financing Arrangement Claims is reasonably possible; however, management cannot currently reasonably estimate such loss or range of potential loss.
The Company has recorded an accrual of $169.8 million as of December 31, 2024 of estimated principal as short-term debt and interest expense in its consolidated financial statements related to previously undisclosed financing arrangements at Lugano, in accordance with applicable accounting standards, although such financing arrangements are subject to dispute. Accordingly, the Company intends to avail itself of all available defenses in the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise). The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise) or whether such loss or range of possible loss would be less than, equal to or exceed the amounts accrued in respect of the previously undisclosed financing arrangements at Lugano.
Impact of Lugano Chapter 11 Filing on Lugano Claims and Litigation
On November 16, 2025, Lugano Holding, Inc. and certain of its subsidiaries, including Lugano, filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Upon the filing of a bankruptcy petition, Section 362 of the Bankruptcy Code imposes an automatic stay that prohibits, among other things, the commencement or continuation of numerous actions against the debtor entity (in this case, Lugano), which include all lawsuits and collection efforts. The stay goes into effect immediately upon the bankruptcy filing without any further action by the debtor entity or any other party. The automatic stay

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remains in place until resolution of the bankruptcy case, or until otherwise waived by the debtor. The automatic stay generally protects only the debtor and does not usually extend to non-debtor parties who may be the subject of claims or litigation, including co-defendants named in litigation where Lugano is also defendant. In certain circumstances, a court may extend the stay to non-debtors if the debtor entity is a necessary party to the action. Thus, upon the filing of its bankruptcy petition, the automatic stay will immediately go into effect and prohibit further litigation against Lugano in courts outside of the Bankruptcy Court but will not necessarily prohibit continuation of actions against the Company in Lugano-related matters.
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
Note Q — Related Party Transactions (As Restated)
The LLC has entered into related party transactions with its Manager, CGM, and Sostratus LLC, an affiliate of CGM, including the following:
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
During 2022, CGM entered into a waiver of the MSA for the period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee than would normally have been due during this period. At March 31, 2022 and June 30, 2022, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.
See "Note T - Subsequent Events" for additional information concerning the Management Services Agreement.

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
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees at approximately $38.2 million, which amount will reduce future payments on a dollar-for-dollar basis. The Board intends to direct the Company to establish a plan for recovering all such excess management fees paid to the Manager as soon as is reasonably practicable, balancing prompt recovery with the need to fund Manager’s ongoing management services to the Company.
The table below presents the management fee amounts that were in excess of the amount due after the restatement (in thousands).

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarter Ended	Management Fee - Incurred (1)	Management Fee - Adjusted for Restatement	Overpayment of Management Fee

December 31, 2021 (2)	$12,939	$11,668	$1,271
March 31, 2022	14,436	13,128	1,308
June 30, 2022	14,900	13,117	1,783
September 30, 2022	16,592	14,785	1,807
December 31, 2022	17,300	14,784	2,516
March 31, 2023	16,458	14,202	2,256
June 30, 2023	16,920	14,363	2,557
September 30, 2023	18,596	15,392	3,204
December 31, 2023	16,909	13,080	3,829
March 31, 2024	18,067	14,867	3,200
June 30, 2024	18,864	14,283	4,581
September 30, 2024	18,758	14,351	4,407
December 31, 2024	19,453	13,951	5,502
Total	$220,192	$181,971	$38,221

(1) Management Fee incurred as reflected in the previously issued financial statements prior to the effect of discontinued operation, as applicable.
(2) Lugano was acquired on September 3, 2021. The overpayment of Management fee in 2021 is limited to the three months ended December 31, 2021.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (a "Sale Event") and upon election of the Holders during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (Holding Event). Holders received $48.9 million and $26.5 million in distributions related to Sale and Holding Events that occurred during 2024 and 2023, respectively. There were no profit allocation payments during the year ended December 31, 2022. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
The Lugano bankruptcy will be a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements as described in this Form 10-K/A.
Certain persons who are employees and partners of the Manager, including the Company’s Chief Executive Officer, beneficially own (through Sostratus LLC) 54.0% of the Allocation Interests at December 31, 2024 and 62.0% at December 31, 2023. Of the remaining 46.0% at December 31, 2024 and 38.0% at December 31, 2023, 5.0% is held by CGI Diversified Holdings LP, 5.0% is held by the estate of a former director of the Company's Board, and the remaining percentage of Allocation Interests are held by the former founding partners and certain former employees of the Manager.
Integration Services Agreements
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. Under the Integration Services Agreement ("ISA"), CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note R — Operating Segment Data (As Restated)
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•Lugano is a designer, manufacturer, and retailer of high-end jewelry. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with organizations in the equestrian, art, and philanthropic communities. Lugano is headquartered in Newport Beach, California.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Summary of Operating Segments

Year ended December 31, 2024
	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
(in thousands)			(As Restated)							(As Restated)
Net revenues	$532,161	$190,811	$60,445	$74,226	$104,589	$96,427	$239,069	$171,837	$318,448	$1,788,013
Cost of revenues	258,941	71,593	24,192	27,660	53,335	70,074	172,801	125,733	233,265	1,037,594
Selling, general and administrative expense	222,560	49,590	94,730	18,346	32,517	25,070	30,235	35,538	37,495	546,081
Other (1)	11,814	22,462	3,364	24,196	20,626	15,440	14,285	3,017	16,242	131,446
Total segment operating income (loss)	38,846	47,166	(61,841)	4,024	(1,889)	(14,157)	21,748	7,549	31,446	72,892
Corporate										(87,760)
Total consolidated operating income										(14,868)
Interest expense, net										(122,802)
Amortization of debt issuance costs										(4,018)
Loss on sale of Crosman										(24,218)
Other income (expense), net										(143,304)
Total consolidated income from continuing operations before income taxes										$(309,210)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, acquisition costs at THP and Altor, and goodwill impairment expense of $8.2 million for Velocity.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2023
	5.11	BOA	Lugano	PrimaLoft	Velocity	Altor	Arnold	Sterno	Total
(in thousands)			(As Restated)						(As Restated)
Net revenues	$533,089	$155,825	$33,224	$67,053	$172,190	$238,030	$166,679	$323,830	$1,689,920
Cost of revenues	255,788	62,787	17,961	25,038	127,029	164,414	116,867	245,316	1,015,200
Selling, general and administrative expense	219,679	46,004	66,057	18,469	35,401	27,680	25,198	35,852	474,340
Other (1)	10,923	19,743	3,558	80,603	42,588	11,370	3,027	17,810	189,622
Total segment operating income (loss)	46,699	27,291	(54,352)	(57,057)	(32,828)	34,566	21,587	24,852	10,758
Corporate									(80,167)
Total consolidated operating income									(69,409)
Interest expense, net									(109,892)
Amortization of debt issuance costs									(4,038)
Other income (expense), net									(83,114)
Total consolidated loss from continuing operations before income taxes									$(266,453)
(1)    Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, impairment expense at Lugano of $1.2 million and goodwill impairment expense of $57.8 million at PrimaLoft and $31.6 million at Velocity.

Year ended December 31, 2022
(in thousands)	5.11	BOA	Lugano	PrimaLoft	Velocity	Altor	Arnold	Sterno	Total
			(As Restated)						(As Restated)
Net revenues	$486,213	$208,688	$37,621	$24,744	$232,238	$261,338	$153,815	$352,152	$1,756,809
Cost of revenues	229,206	81,921	18,215	11,019	169,552	203,309	109,431	284,725	1,107,378
Selling, general and administrative expense	202,198	49,757	38,781	9,695	32,674	21,494	24,320	29,750	408,669
Other (1)	11,278	19,200	30,818	17,862	11,051	11,944	3,364	17,876	123,393
Total segment operating income (loss)	43,531	57,810	(50,193)	(13,832)	18,961	24,591	16,700	19,801	117,369
Corporate									(72,925)
Total consolidated operating income									44,444
Interest expense, net									(85,259)
Amortization of debt issuance costs									(3,740)
Loss on debt extinguishment									(534)
Other income (expense), net									(68,847)
Total consolidated income from continuing operations before income taxes									$(113,936)

(1)    Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, impairment expense at Lugano of $28.6 million and acquisition costs at PrimaLoft, Velocity and Altor.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization Expense	Year ended December 31,
	2024	2023	2022
(in thousands)	(As Restated)	(As Restated)	(As Restated)
5.11	$22,439	$25,714	$22,742
BOA	20,795	22,659	21,751
Lugano	4,163	2,591	1,065
PrimaLoft	21,004	21,155	9,664
The Honey Pot Co.	15,022	—	—
Velocity Outdoor	8,024	13,100	13,030
Altor Solutions	19,631	16,495	16,157
Arnold	9,215	8,279	7,878
Sterno	18,415	19,541	19,842
Total	138,708	129,534	112,129
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and debt premiums	4,018	4,038	3,740
Consolidated total	$142,726	$133,572	$115,869

	Accounts Receivable			Identifiable Assets
	December 31,			December 31
	2024	2023	2022	2024 (1)	2023 (1)	2022 (1)
(in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
5.11	$59,461	$50,452	$53,589	$413,831	$398,050	$450,537
BOA	2,357	1,368	1,630	219,283	243,243	240,359
Lugano	647	1,830	687	315,992	227,927	143,130
PrimaLoft	1,871	1,381	2,486	268,527	288,212	310,914
The Honey Pot Co.	18,579	—	—	284,208	—	—
Velocity	7,815	24,458	33,159	90,736	207,610	224,356
Altor Solutions	45,734	35,232	42,368	309,174	186,683	198,943
Arnold	24,912	25,977	23,666	126,035	110,883	105,196
Sterno	52,284	51,740	54,400	145,647	174,166	210,780
Sales allowance accounts	(6,488)	(7,201)	(8,308)	—	—	—
Total	207,172	185,237	203,677	2,173,433	1,836,774	1,884,215
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets (2)	—	—	—	20,901	404,763	19,737
Assets of discontinued operations	—	—	—	—	124,798	522,002
Total	$207,172	$185,237	$203,677	$2,194,334	$2,366,335	$2,425,954
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2024	2023(1)	2022(1)
United States	$2,091,137	$2,150,229	$1,821,320
Europe	64,046	58,270	48,744
Other international	39,150	33,038	33,888
Total identifiable assets	$2,194,333	$2,241,537	$1,903,952

(1) Does not include assets of discontinued operations for the years ended December 31, 2023 and 2022 .
Note S – Unaudited Quarterly Financial Data (As Restated)
Unaudited Quarterly Financial Data
The following tables present the unaudited quarterly financial data (as restated). This information has been prepared on a basis consistent with that of the audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Typically, the first quarter of each fiscal year has the lower results than the remainder of the year, representing the Company's weakest quarter due to seasonality at our businesses. The per share calculations for each of the quarters are based on the weighted average number of shares for each period using the two class method, which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share; therefore, the sum of the quarters will not equal to the full year per share amount.

(in thousands)	December 31, 2024 (4)	September 30, 2024 (3)	June 30, 2024 (3)	March 31, 2024 (1) (2)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Total revenues	$493,929	$456,553	$426,705	$410,826
Gross profit	190,649	196,633	188,185	174,952
Operating income (loss)	(18,561)	8,320	7,480	(12,107)
Loss from continuing operations attributable to Holdings	(46,927)	(35,536)	(74,159)	(60,175)
Income (loss) from discontinued operations attributable to Holdings	(5,285)	(496)	1,107	653
Gain on sale of discontinued operations attributable to Holdings, net of tax	8,612	—	—	3,345
Net income (loss) attributable to Holdings	$(43,600)	$(36,032)	$(73,052)	$(56,177)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.78)	$(0.61)	$(1.13)	$(1.57)
Discontinued operations	0.04	(0.01)	0.01	0.05
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.74)	$(0.62)	$(1.12)	$(1.52)
(1) The Company sold its Marucci operating segment in the fourth quarter of 2023. In the first quarter of 2024, the LLC received a net working capital settlement of approximately $3.3 million related to Marucci, which was recognized as an additional gain on sale of discontinued operations, net of taxes. All prior periods are presented as discontinued operations.
(2)    The Company recorded goodwill impairment of $8.2 million in the first quarter of 2024. Refer to "Note H - Goodwill and Intangible Assets" for further description.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)     The Company recorded a loss of $24.6 million on the sale of Crosman in the second quarter of 2024, and a gain of $0.4 million in the third quarter of 2024 related to the working capital settlement.
(4) The Company sold its Ergo operating segment in the fourth quarter of 2024, recording a pre-tax gain on sale of $6.1 million. All prior periods are presented as discontinued operations.

(in thousands)	December 31, 2023 (1) (2) (3)	September 30, 2023 (1) (2)	June 30, 2023 (1)	March 31, 2023 (1)
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Total revenues	$451,301	$427,063	$405,499	$406,057
Gross profit	178,556	168,056	167,616	160,492
Operating income	(57,970)	(24,928)	8,571	4,918
Loss from continuing operations attributable to Holdings	(79,301)	(66,165)	(24,486)	(28,938)
Income (loss) from discontinued operations attributable to Holdings	(2,202)	10,233	5,348	11,133
Gain on sale of discontinued operations attributable to Holdings, net of tax	179,530	1,274	4,232	97,989
Net income (loss) attributable to Holdings	$98,027	$(54,658)	$(14,906)	$80,184

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(1.25)	$(1.07)	$(0.85)	$(0.53)
Discontinued operations	2.45	0.15	0.13	1.49
Basic and fully diluted income (loss) per share attributable to Holdings	$1.20	$(0.92)	$(0.72)	$0.96
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
(2)    The Company recorded goodwill impairment of $32.6 million in the third quarter of 2023 and $58.0 million in the fourth quarter of 2023. Refer to "Note H - Goodwill and Intangible Assets" for further description.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2022 (1) (2)	September 30, 2022 (1)	June 30, 2022	March 31, 2022
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Total revenues	$455,398	$473,940	$427,257	$400,214
Gross profit	164,882	172,861	165,206	146,482
Operating income	(22,148)	17,986	32,223	16,383
Income (loss) from continuing operations attributable to Holdings	(47,721)	(31,358)	4,520	(18,630)
Income (loss) from discontinued operations attributable to Holdings	(3,129)	10,237	6,405	11,060
Gain on sale of discontinued operations attributable to Holdings, net of tax	2,500	1,479	(579)	5,993
Net income (loss) attributable to Holdings	$(48,350)	$(19,642)	$10,346	$(1,577)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.80)	$(0.60)	$(0.11)	$(0.42)
Discontinued operations	(0.02)	0.15	0.07	0.23
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.82)	$(0.45)	$(0.04)	$(0.19)
(1) The quarters ended September 30, 2022 and December 31, 2022 includes the operating results from PrimaLoft, which the Company acquired on July 12, 2022.
(2) The Company recorded impairment expense of $25.7 million in the quarter ended December 31, 2022 related to the goodwill and definite lived intangible assets of Lugano.
Restatement of Previously Issued Interim Condensed Consolidated Financial Statements
The following tables present the effect of correcting the Company's previously issued unaudited quarterly financial data for the material misstatements described in Note C - Restatement of Previously Issued Financial Statements, and has recast the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the unaudited interim periods in the years ended December 31, 2024, 2023 and 2022 in this note to reflect the effect of the sale of EBP Lifestyle Brands Holdings, Inc. during the fourth quarter of 2024. Refer to Note C for a description of the restatement adjustments. Additionally, based on the consolidated financial information included within the Company's previously filed financial statements in the Original Filing and in Forms 10-Q during the Affected Periods, the Company was in compliance with the 2022 Credit Facility’s financial covenants in each of these periods. However, in retrospectively testing financial covenant compliance under the 2022 Credit Facility in each of the Affected Periods in reliance on the restated consolidated financial information provided in this Form 10-K/A, the Company would not have been in compliance with such financial covenants as of the years ended December 31, 2024 and 2023, and the quarters ended September 30, 2024 and 2023, June 30, 2024 and 2023 and March 31, 2024. As a result, the 2022 Term Loan and 2022 Revolving Credit facility that were previously classified as long-term debt in the consolidated balance sheet at each of these periods in the As Reported financial information have been reclassified to current portion of long-term debt in the accompanying balance sheets in this footnote for the periods in which the Company was not in compliance with the financial covenants in the 2022 Credit Facility. Additionally, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights during such historical periods, the 2029 Notes and 2032 Notes are also being reclassified to current portion of long-term debt in such accompanying balance sheets.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		March 31, 2024		March 31, 2024
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$59,573	$(68)	$59,505
Accounts receivable, net	ADJ 1	328,230	(135,142)	193,088
Inventories, net	ADJ 2	772,701	(238,348)	534,353
Prepaid expenses and other current assets	ADJ 2	119,760	(43,225)	76,535
Current assets of discontinued operations		38,334	—	38,334
Total current assets		1,318,598	(416,783)	901,815
Property, plant and equipment, net		190,730	—	190,730
Goodwill	ADJ 3	981,503	(86,336)	895,167
Intangible assets, net	ADJ 3	1,102,396	(69,498)	1,032,898
Other non-current assets		185,917	6	185,923
Non-current assets of discontinued operations		85,885	—	85,885
Total assets		$3,865,029	$(572,611)	$3,292,418

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		79,997	2,045	82,042
Accrued expenses	ADJ 4	168,832	81,997	250,829
Due to related parties (refer to Note Q)		17,202	—	17,202
Current portion, long-term debt		10,000	1,705,982	1,715,982
Subsidiary financing arrangements	ADJ 5	—	112,905	112,905
Other current liabilities		35,800	—	35,800
Current liabilities of discontinued operations		11,125	—	11,125
Total current liabilities		322,956	1,902,929	2,225,885
Deferred income taxes		140,961	(15,618)	125,343
Long-term debt		1,705,982	(1,705,982)	—
Other non-current liabilities		202,006	—	202,006
Non-current liabilities of discontinued operations		(1,087)	—	(1,087)
Total liabilities		2,370,818	181,329	2,552,147

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,634 shares issued and outstanding at March 31, 2024		304,745	—	304,745
Trust common shares, no par value, 500,000 authorized; 75,807 shares issued and 75,234 shares outstanding at March 31, 2024		1,282,521	—	1,282,521
Treasury shares, at cost		(9,339)	—	(9,339)
Accumulated other comprehensive income (loss)		(1,961)	(41)	(2,002)
Accumulated deficit		(324,695)	(451,512)	(776,207)
Total stockholders’ equity attributable to Holdings		1,251,271	(451,553)	799,718
Noncontrolling interest	ADJ 6	226,261	(302,387)	(76,126)
Noncontrolling interest of discontinued operations		16,679	—	16,679
Total stockholders’ equity		1,494,211	(753,940)	740,271
Total liabilities and stockholders’ equity		3,865,029	(572,611)	3,292,418

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		June 30, 2024		June 30, 2024
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$61,524	$(68)	$61,456
Accounts receivable, net	ADJ 1	344,515	(154,214)	190,301
Inventories, net	ADJ 2	830,235	(295,031)	535,204
Prepaid expenses and other current assets	ADJ 2	119,572	(21,028)	98,544
Current assets of discontinued operations		40,715	—	40,715
Total current assets		1,396,561	(470,341)	926,220
Property, plant and equipment, net		179,770	—	179,770
Goodwill	ADJ 3	961,987	(86,337)	875,650
Intangible assets, net	ADJ 3	1,047,401	(68,262)	979,139
Other non-current assets		187,362	5	187,367
Non-current assets of discontinued operations		85,113	—	85,113
Total assets		$3,858,194	$(624,935)	$3,233,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		91,831	2,762	94,593
Accrued expenses	ADJ 4	167,191	100,783	267,974
Due to related parties (refer to Note Q)		17,928	—	17,928
Current portion, long-term debt		10,000	1,712,084	1,722,084
Subsidiary financing arrangements	ADJ 5	—	130,526	130,526
Other current liabilities		36,427	—	36,427
Current liabilities of discontinued operations		10,911	—	10,911
Total current liabilities		334,288	1,946,155	2,280,443
Deferred income taxes		136,716	(15,618)	121,098
Long-term debt		1,712,084	(1,712,084)	—
Other non-current liabilities		204,066	—	204,066
Non-current liabilities of discontinued operations		2,288	—	2,288
Total liabilities		2,389,442	218,453	2,607,895

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 13,011 shares issued and outstanding at June 30, 2024		313,721	—	313,721
Trust common shares, no par value, 500,000 authorized; 75,958 shares issued and 75,476 shares outstanding at June 30, 2024		1,285,796	—	1,285,796
Treasury shares, at cost		(9,339)	—	(9,339)
Accumulated other comprehensive income (loss)		(4,503)	(125)	(4,628)
Accumulated deficit		(369,171)	(505,035)	(874,206)
Total stockholders’ equity attributable to Holdings		1,216,504	(505,160)	711,344
Noncontrolling interest	ADJ 6	235,557	(338,228)	(102,671)
Noncontrolling interest of discontinued operations		16,691	—	16,691
Total stockholders’ equity		1,468,752	(843,388)	625,364
Total liabilities and stockholders’ equity		3,858,194	(624,935)	3,233,259

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		September 30, 2024		September 30, 2024
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$65,006	$(68)	$64,938
Accounts receivable, net	ADJ 1	402,024	(183,087)	218,937
Inventories, net	ADJ 2	925,146	(367,695)	557,451
Prepaid expenses and other current assets	ADJ 2	93,917	8,790	102,707
Current assets of discontinued operations		38,454	—	38,454
Total current assets		1,524,547	(542,060)	982,487
Property, plant and equipment, net		185,126	—	185,126
Goodwill	ADJ 3	962,386	(86,336)	876,050
Intangible assets, net	ADJ 3	1,022,974	(67,026)	955,948
Other non-current assets		182,514	5	182,519
Non-current assets of discontinued operations		83,867	—	83,867
Total assets		$3,961,414	$(695,417)	$3,265,997

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		93,506	611	94,117
Accrued expenses	ADJ 4	190,751	110,412	301,163
Due to related parties (refer to Note Q)		18,116	—	18,116
Current portion, long-term debt		12,500	1,763,687	1,776,187
Subsidiary financing arrangements	ADJ 5	—	151,058	151,058
Other current liabilities		36,621	—	36,621
Current liabilities of discontinued operations		9,726	—	9,726
Total current liabilities		361,220	2,025,768	2,386,988
Deferred income taxes		134,157	(15,618)	118,539
Long-term debt		1,763,687	(1,763,687)	—
Other non-current liabilities		197,848	—	197,848
Non-current liabilities of discontinued operations		2,621	—	2,621
Total liabilities		2,459,533	246,463	2,705,996

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 13,725 shares issued and outstanding at September 30, 2024		330,862	—	330,862
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,652 shares outstanding at September 30, 2024		1,289,348	—	1,289,348
Treasury shares, at cost		(9,339)	—	(9,339)
Accumulated other comprehensive income (loss)		(1,541)	(1,608)	(3,149)
Accumulated deficit		(372,365)	(563,133)	(935,498)
Total stockholders’ equity attributable to Holdings		1,236,965	(564,741)	672,224
Noncontrolling interest	ADJ 6	248,585	(377,139)	(128,554)
Noncontrolling interest of discontinued operations		16,331	—	16,331
Total stockholders’ equity		1,501,881	(941,880)	560,001
Total liabilities and stockholders’ equity		3,961,414	(695,417)	3,265,997

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended March 31, 2024
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$503,072	$(92,246)	$410,826
Cost of revenues	ADJ 8	275,203	(39,329)	235,874
Gross profit		227,869	(52,917)	174,952
Operating expenses:
Selling, general and administrative expense		137,724	—	137,724
Management fees		17,942	—	17,942
Amortization expense		24,447	(1,236)	23,211
Impairment expense		8,182	—	8,182
Operating income (loss)		39,574	(51,681)	(12,107)
Other income (expense):
Interest expense, net	ADJ 9	(23,575)	(1,692)	(25,267)
Amortization of debt issuance costs		(1,005)	—	(1,005)
Other income (expense), net	ADJ 10	(2,879)	(44,563)	(47,442)
Income (loss) from continuing operations before income taxes		12,115	(97,936)	(85,821)
Provision for income taxes	ADJ 11	9,996	(6,886)	3,110
Income (loss) from continuing operations		2,119	(91,050)	(88,931)
Income (loss) from discontinued operations, net of income tax		317	—	317
Gain on sale of discontinued operations, net of income tax		3,345	—	3,345
Net income (loss)		5,781	(91,050)	(85,269)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest		7,765	(36,521)	(28,756)
Less: Net loss from discontinued operations attributable to noncontrolling interest		(336)	—	(336)
Net loss attributable to Holdings		$(1,648)	$(54,529)	$(56,177)

Amounts attributable to common shares of Holdings:
Loss from continuing operations		$(5,646)	$(54,529)	$(60,175)
Income from discontinued operations, net of income tax		653	—	653
Gain on sale of discontinued operations, net of income tax		3,345	—	3,345
Net loss attributable to Holdings		$(1,648)	$(54,529)	$(56,177)
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		(0.90)	(0.67)	(1.57)
Discontinued operations		0.05	—	0.05
		$(0.85)	$(0.67)	$(1.52)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended June 30, 2024			Six months ended June 30, 2024
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$514,038	$(87,333)	$426,705	$1,017,110	$(179,579)	$837,531
Cost of revenues	ADJ 8	273,317	(34,797)	238,520	548,520	(74,126)	474,394
Gross profit		240,721	(52,536)	188,185	468,590	(105,453)	363,137
Operating expenses:
Selling, general and administrative expense		137,581	—	137,581	275,305	—	275,305
Management fees		18,739	—	18,739	36,681	—	36,681
Amortization expense	ADJ 3	25,620	(1,235)	24,385	50,067	(2,471)	47,596
Impairment expense		—	—	—	8,182	—	8,182
Operating income (loss)		58,781	(51,301)	7,480	98,355	(102,982)	(4,627)
Other income (expense):
Interest expense, net	ADJ 9	(26,561)	(3,035)	(29,596)	(50,136)	(4,727)	(54,863)
Amortization of debt issuance costs		(1,004)	—	(1,004)	(2,009)	—	(2,009)
Loss on sale of Crosman		(24,606)	—	(24,606)	(24,606)	—	(24,606)
Other income (expense), net	ADJ 10	(1,375)	(39,267)	(40,642)	(4,254)	(83,830)	(88,084)
Income (loss) from continuing operations before income taxes		5,235	(93,603)	(88,368)	17,350	(191,539)	(174,189)
Provision for income taxes	ADJ 11	19,830	(4,237)	15,593	29,826	(11,123)	18,703
Loss from continuing operations		(14,595)	(89,366)	(103,961)	(12,476)	(180,416)	(192,892)
Income from discontinued operations, net of income tax		872	—	872	1,189	—	1,189
Gain on sale of discontinued operations, net of income tax		—	—	—	3,345	—	3,345
Net income		(13,723)	(89,366)	(103,089)	(7,942)	(180,416)	(188,358)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest		6,041	(35,843)	(29,802)	13,806	(72,364)	(58,558)
Less: Net loss from discontinued operations attributable to noncontrolling interest		(235)	—	(235)	(571)	—	(571)
Net income attributable to Holdings		$(19,529)	$(53,523)	$(73,052)	$(21,177)	$(108,052)	$(129,229)

Amounts attributable to common shares of Holdings:
Loss from continuing operations		$(20,636)	$(53,523)	$(74,159)	$(26,282)	$(108,052)	$(134,334)
Income from discontinued operations, net of income tax		1,107	—	1,107	1,760	—	1,760
Gain on sale of discontinued operations, net of income tax		—	—	—	3,345	—	3,345
Net loss attributable to Holdings		$(19,529)	$(53,523)	$(73,052)	$(21,177)	$(108,052)	$(129,229)
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		(0.46)	(0.67)	(1.13)	(1.33)	(1.33)	(2.66)
Discontinued operations		0.01	—	0.01	0.07	—	0.07
		$(0.45)	$(0.67)	$(1.12)	$(1.26)	$(1.33)	$(2.59)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended September 30, 2024			Nine months ended September 30, 2024
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$560,868	$(104,315)	$456,553	$1,577,978	$(283,894)	$1,294,084
Cost of revenues	ADJ 8	300,115	(40,195)	259,920	848,635	(114,321)	734,314
Gross profit		260,753	(64,120)	196,633	729,343	(169,573)	559,770
Operating expenses:
Selling, general and administrative expense		145,959	—	145,959	421,264	—	421,264
Management fees		18,633	—	18,633	55,314	—	55,314
Amortization expense	ADJ 3	24,958	(1,237)	23,721	75,025	(3,708)	71,317
Impairment expense		—	—	—	8,182	—	8,182
Operating income (loss)		71,203	(62,883)	8,320	169,558	(165,865)	3,693
Other income (expense):
Interest expense, net	ADJ 9	(27,358)	(4,262)	(31,620)	(77,494)	(8,989)	(86,483)
Amortization of debt issuance costs		(1,005)	—	(1,005)	(3,014)	—	(3,014)
Loss on sale of Crosman		388	—	388	(24,218)	—	(24,218)
Other income (expense), net	ADJ 10	(60)	(37,709)	(37,769)	(4,314)	(121,539)	(125,853)
Income (loss) from continuing operations before income taxes		43,168	(104,854)	(61,686)	60,518	(296,393)	(235,875)
Provision for income taxes	ADJ 11	10,619	(7,847)	2,772	40,445	(18,970)	21,475
Income (loss) from continuing operations		32,549	(97,007)	(64,458)	20,073	(277,423)	(257,350)
Income (loss) from discontinued operations, net of income tax		(1,088)	—	(1,088)	101	—	101
Gain on sale of discontinued operations, net of income tax		—	—	—	3,345	—	3,345
Net income		31,461	(97,007)	(65,546)	23,519	(277,423)	(253,904)
Less: Net income from continuing operations attributable to noncontrolling interest		9,989	(38,911)	(28,922)	23,795	(111,275)	(87,480)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		(592)	—	(592)	(1,163)	—	(1,163)
Net income (loss) attributable to Holdings		$22,064	$(58,096)	$(36,032)	$887	$(166,148)	$(165,261)

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$22,560	$(58,096)	$(35,536)	$(3,722)	$(166,148)	$(169,870)
Income (loss) from discontinued operations, net of income tax		(496)	—	(496)	1,264	—	1,264
Gain on sale of discontinued operations, net of income tax		—	—	—	3,345	—	3,345
Net income (loss) attributable to Holdings		$22,064	$(58,096)	$(36,032)	$887	$(166,148)	$(165,261)
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		0.09	(0.70)	(0.61)	(1.20)	(2.02)	(3.22)
Discontinued operations		(0.01)	—	(0.01)	0.06	—	0.06
		$0.08	$(0.70)	$(0.62)	$(1.14)	$(2.02)	$(3.16)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended March 31, 2024
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)		$5,781	$(91,050)	$(85,269)
Income from discontinued operations, net of income tax		317	—	317
Gain on sale of discontinued operations, net of income tax		3,345	—	3,345
Income (loss) from continuing operations		2,119	(91,050)	(88,931)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense		10,731	—	10,731
Amortization expense - intangibles	ADJ 3	24,447	(1,236)	23,211
Amortization expense - inventory step-up		2,668	—	2,668
Amortization of debt issuance costs		1,005	—	1,005
Impairment expense		8,182	—	8,182
Loss on sale of Crosman		—	—	—
Noncontrolling stockholder stock based compensation		4,071	—	4,071
Provision for receivable and inventory reserves		(832)	53	(779)
Deferred taxes		(5,571)	—	(5,571)
Other		413	63	476
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(3,176)	12,196	9,020
Inventories	ADJ 2	(31,518)	37,611	6,093
Other current and non-current assets		2,547	—	2,547
Accounts payable and accrued expenses	ADJ 4	(30,649)	30,196	(453)
Net cash used in operating activities - continuing operations		(15,563)	(12,167)	(27,730)
Net cash provided by operating activities - discontinued operations		2,362	—	2,362
Net cash used in operating activities		(13,201)	(12,167)	(25,368)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(379,524)	—	(379,524)
Purchases of property and equipment		(7,725)	—	(7,725)
Proceeds from sale of businesses		3,345	—	3,345
Other investing activities		1,505	—	1,505
Net cash used in investing activities - continuing operations		(382,399)	—	(382,399)
Net cash used in investing activities - discontinued operations		(79)	—	(79)
Net cash used in investing activities		(382,478)	—	(382,478)
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		1,218	—	1,218
Proceeds and expenses from issuance of Trust preferred shares, net		827	—	827
Borrowings under credit facility		100,000	—	100,000
Repayments under credit facility		(54,000)	—	(54,000)
Repayments - Term Loan		(2,500)	—	(2,500)
Subsidiary financing arrangements - borrowings	ADJ 5	—	40,519	40,519
Subsidiary financing arrangements - repayments	ADJ 5	—	(28,352)	(28,352)
Distributions paid - common shares		(18,818)	—	(18,818)
Distributions paid - preferred shares		(6,045)	—	(6,045)
Net proceeds provided by noncontrolling shareholders		41,674	—	41,674
Purchase of noncontrolling interest		(2,510)	—	(2,510)
Distributions paid - Allocation Interests		(48,941)	—	(48,941)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other	—	—	—
Net cash provided by financing activities	10,905	12,167	23,072
Foreign currency impact on cash	(989)	—	(989)
Net (decrease) in cash and cash equivalents	(385,763)	—	(385,763)
Cash and cash equivalents — beginning of period (1)	450,477	(68)	450,409
Cash and cash equivalents — end of period	$64,714	$(68)	$64,646

		Six months ended June 30, 2024
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss		$(7,942)	$(180,416)	$(188,358)
Income from discontinued operations, net of income tax		1,189	—	1,189
Gain on sale of discontinued operations, net of income tax		3,345	—	3,345
Loss from continuing operations		(12,476)	(180,416)	(192,892)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense		21,071	—	21,071
Amortization expense - intangibles	ADJ 3	50,067	(2,471)	47,596
Amortization expense - inventory step-up		3,689	—	3,689
Amortization of debt issuance costs		2,009	—	2,009
Impairment expense		8,182	—	8,182
Loss on sale of Crosman		24,606	—	24,606
Noncontrolling stockholder stock based compensation		7,751	—	7,751
Provision for receivable and inventory reserves		(5,385)	830	(4,555)
Deferred taxes		(661)	—	(661)
Other		482	(19)	463
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(31,757)	27,678	(4,079)
Inventories	ADJ 2	(112,739)	93,514	(19,225)
Other current and non-current assets		445	—	445
Accounts payable and accrued expenses	ADJ 4	(10,630)	22,639	12,009
Net cash used in operating activities - continuing operations		(55,346)	(38,245)	(93,591)
Net cash provided by operating activities - discontinued operations		6,963	—	6,963
Net cash used in operating activities		(48,383)	(38,245)	(86,628)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(379,524)	—	(379,524)
Purchases of property and equipment		(18,713)	—	(18,713)
Proceeds from sale of businesses		64,828	—	64,828
Other investing activities		(2,358)	—	(2,358)
Net cash used in investing activities - continuing operations		(335,767)	—	(335,767)
Net cash used in investing activities - discontinued operations		(307)	—	(307)
Net cash used in investing activities		(336,074)	—	(336,074)
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		4,493	—	4,493
Proceeds and expenses from issuance of Trust preferred shares, net		9,803	—	9,803
Borrowings under credit facility		237,000	—	237,000
Repayments under credit facility		(183,000)	—	(183,000)
Repayments - Term Loan		(5,000)	—	(5,000)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary financing arrangements - borrowings	ADJ 5	—	84,081	84,081
Subsidiary financing arrangements - repayments	ADJ 5	—	(45,836)	(45,836)
Distributions paid - common shares		(37,664)	—	(37,664)
Distributions paid - preferred shares		(12,146)	—	(12,146)
Net proceeds provided by noncontrolling shareholders		41,680	—	41,680
Purchase of noncontrolling interest		(2,859)	—	(2,859)
Distributions paid - Allocation Interests		(48,941)	—	(48,941)
Other		—	—	—
Net cash provided by used in financing activities		3,366	38,245	41,611
Foreign currency impact on cash		(1,017)	—	(1,017)
Net (decrease) in cash and cash equivalents		(382,108)	—	(382,108)
Cash and cash equivalents — beginning of period (1)		450,477	(68)	450,409
Cash and cash equivalents — end of period		$68,369	$(68)	$68,301

		Nine months ended September 30, 2024
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)		$23,519	$(277,423)	$(253,904)
Income from discontinued operations, net of income tax		101	—	101
Gain on sale of discontinued operations, net of income tax		3,345	—	3,345
Income (loss) from continuing operations		20,073	(277,423)	(257,350)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense		31,249	—	31,249
Amortization expense - intangibles	ADJ 3	75,025	(3,708)	71,317
Amortization expense - inventory step-up		3,689	—	3,689
Amortization of debt issuance costs		3,014	—	3,014
Impairment expense		8,182	—	8,182
Loss on sale of Crosman		24,218	—	24,218
Noncontrolling stockholder stock based compensation		12,288	—	12,288
Provision for receivable and inventory reserves		(6,784)	1,323	(5,461)
Deferred taxes		(3,234)	—	(3,234)
Other		905	(1,501)	(596)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(88,874)	53,088	(35,786)
Inventories	ADJ 2	(206,145)	165,687	(40,458)
Other current and non-current assets		3,724	—	3,724
Accounts payable and accrued expenses	ADJ 4	35,697	5,164	40,861
Net cash used in operating activities - continuing operations		(86,973)	(57,370)	(144,343)
Net cash provided by operating activities - discontinued operations		9,363	—	9,363
Net cash used in operating activities		(77,610)	(57,370)	(134,980)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(380,049)	—	(380,049)
Purchases of property and equipment		(33,843)	—	(33,843)
Proceeds from sale of businesses		65,216	—	65,216
Other investing activities		(2,763)	—	(2,763)
Net cash used in investing activities - continuing operations		(351,439)	—	(351,439)
Net cash used in investing activities - discontinued operations		(812)	—	(812)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net cash used in investing activities		(352,251)	—	(352,251)
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		8,045	—	8,045
Proceeds and expenses from issuance of Trust preferred shares, net		26,944	—	26,944
Borrowings under credit facility		349,000	—	349,000
Repayments under credit facility		(239,000)	—	(239,000)
Repayments - Term Loan		(7,500)	—	(7,500)
Subsidiary financing arrangements - borrowings	ADJ 5	—	119,062	119,062
Subsidiary financing arrangements - repayments	ADJ 5	—	(61,692)	(61,692)
Distributions paid - common shares		(56,577)	—	(56,577)
Distributions paid - preferred shares		(18,491)	—	(18,491)
Net proceeds provided by noncontrolling shareholders		41,729	—	41,729
Purchase of noncontrolling interest		(4,327)	—	(4,327)
Distributions paid - Allocation Interests		(48,941)	—	(48,941)
Other		—	—	—
Net cash provided by financing activities		50,882	57,370	108,252
Foreign currency impact on cash		449	—	449
Net (decrease) in cash and cash equivalents		(378,530)	—	(378,530)
Cash and cash equivalents — beginning of period (1)		450,477	(68)	450,409
Cash and cash equivalents — end of period		$71,947	$(68)	$71,879

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		March 31, 2023		March 31, 2023
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$45,948	$(68)	$45,880
Accounts receivable, net	ADJ 1	280,605	(91,499)	189,106
Inventories, net	ADJ 2	704,826	(123,230)	581,596
Prepaid expenses and other current assets	ADJ 2	56,891	(5,351)	51,540
Current assets of discontinued operations		120,348	—	120,348
Total current assets		1,208,618	(220,148)	988,470
Property, plant and equipment, net		187,198	—	187,198
Goodwill	ADJ 3	950,111	(86,337)	863,774
Intangible assets, net	ADJ 3	943,966	(73,153)	870,813
Other non-current assets		173,194	7	173,201
Non-current assets of discontinued operations		$294,838	$—	$294,838
Total assets		$3,757,925	$(379,631)	$3,378,294

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		73,814	(3,266)	70,548
Accrued expenses	ADJ 4	184,030	56,919	240,949
Due to related parties (refer to Note Q)		15,034	—	15,034
Current portion, long-term debt		10,000	—	10,000
Subsidiary financing arrangements	ADJ 5	—	62,254	62,254
Other current liabilities		35,776	—	35,776
Current liabilities of discontinued operations		26,217	—	26,217
Total current liabilities		344,871	115,907	460,778
Deferred income taxes		136,432	(20,414)	116,018
Long-term debt		1,675,571	—	1,675,571
Other non-current liabilities		150,998	—	150,998
Non-current liabilities of discontinued operations		5,420	—	5,420
Total liabilities		2,313,292	95,493	2,408,785

Stockholders’ equity
Trust preferred shares,50,000 authorized; 12,600 shares issued and outstanding at March 31, 2023		303,918	—	303,918
Trust common shares, no par value, 500,000 authorized; 71,993 shares issued and outstanding at March 31, 2023		1,206,996	—	1,206,996
Treasury shares, at cost		(3,954)	—	(3,954)
Accumulated other comprehensive income (loss)		(414)	—	(414)
Accumulated deficit		(291,605)	(284,556)	(576,161)
Total stockholders’ equity attributable to Holdings		1,214,941	(284,556)	930,385
Noncontrolling interest	ADJ 6	192,328	(190,568)	1,760
Noncontrolling interest of discontinued operations		37,364	—	37,364
Total stockholders’ equity		1,444,633	(475,124)	969,509
Total liabilities and stockholders’ equity		3,757,925	(379,631)	3,378,294

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		June 30, 2023		June 30, 2023
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$58,922	$(68)	$58,854
Accounts receivable, net	ADJ 1	269,596	(90,591)	179,005
Inventories, net	ADJ 2	732,600	(140,488)	592,112
Prepaid expenses and other current assets	ADJ 2	88,701	(28,986)	59,715
Current assets of discontinued operations		97,352	—	97,352
Total current assets		1,247,171	(260,133)	987,038
Property, plant and equipment, net		188,075	—	188,075
Goodwill	ADJ 3	949,308	(86,337)	862,971
Intangible assets, net	ADJ 3	922,306	(71,948)	850,358
Other non-current assets		170,781	6	170,787
Non-current assets of discontinued operations		318,052	—	318,052
Total assets		$3,795,693	$(418,412)	$3,377,281

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		81,900	(3,492)	78,408
Accrued expenses	ADJ 4	162,948	62,171	225,119
Due to related parties (refer to Note Q)		15,402	—	15,402
Current portion, long-term debt		10,000	1,757,673	1,767,673
Subsidiary financing arrangements	ADJ 5	—	66,059	66,059
Other current liabilities		33,825	—	33,825
Current liabilities of discontinued operations		26,799	—	26,799
Total current liabilities		330,874	1,882,411	2,213,285
Deferred income taxes		133,519	(20,414)	113,105
Long-term debt		1,757,673	(1,757,673)	—
Other non-current liabilities		150,298	—	150,298
Non-current liabilities of discontinued operations		5,724	—	5,724
Total liabilities		2,378,088	104,324	2,482,412

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at June 30, 2023		303,918	—	303,918
Trust common shares, no par value, 500,000 authorized; 71,896 shares issued and outstanding at June 30, 2023		1,206,953	—	1,206,953
Treasury shares, at cost		(5,856)	—	(5,856)
Accumulated other comprehensive income (loss)		282	—	282
Accumulated deficit		(328,507)	(313,071)	(641,578)
Total stockholders’ equity attributable to Holdings		1,176,790	(313,071)	863,719
Noncontrolling interest	ADJ 6	198,436	(209,665)	(11,229)
Noncontrolling interest of discontinued operations		42,379	—	42,379
Total stockholders’ equity		1,417,605	(522,736)	894,869
Total liabilities and stockholders’ equity		3,795,693	(418,412)	3,377,281

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		September 30, 2023		September 30, 2023
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$56,861	$(68)	$56,793
Accounts receivable, net	ADJ 1	310,687	(104,322)	206,365
Inventories, net	ADJ 2	745,607	(174,368)	571,239
Prepaid expenses and other current assets	ADJ 2	92,046	(25,925)	66,121
Current assets of discontinued operations		110,236	—	110,236
Total current assets		1,315,437	(304,683)	1,010,754
Property, plant and equipment, net		185,339	—	185,339
Goodwill	ADJ 3	916,740	(86,337)	830,403
Intangible assets, net	ADJ 3	900,854	(70,743)	830,111
Other non-current assets		176,053	7	176,060
Non-current assets of discontinued operations		$316,389	$—	$316,389
Total assets		$3,810,812	$(461,756)	$3,349,056

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		89,819	3,790	93,609
Accrued expenses	ADJ 4	171,246	66,101	237,347
Due to related parties (refer to Note Q)		17,230	—	17,230
Current portion, long-term debt		10,000	1,775,776	1,785,776
Subsidiary financing arrangements	ADJ 5	—	85,699	85,699
Other current liabilities		33,268	—	33,268
Current liabilities of discontinued operations		32,756	—	32,756
Total current liabilities		354,319	1,931,366	2,285,685
Deferred income taxes		127,734	(20,414)	107,320
Long-term debt		1,775,776	(1,775,776)	—
Other non-current liabilities		156,236	—	156,236
Non-current liabilities of discontinued operations		6,998	—	6,998
Total liabilities		2,421,063	135,176	2,556,239

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at September 30, 2023		303,918	—	303,918
Trust common shares, no par value, 500,000 authorized; 72,203 shares issued and 71,820 shares outstanding at September 30, 2023		1,206,917	—	1,206,917
Treasury shares, at cost		(7,389)	—	(7,389)
Accumulated other comprehensive income (loss)		(1,186)	106	(1,080)
Accumulated deficit		(362,680)	(357,568)	(720,248)
Total stockholders’ equity attributable to Holdings		1,139,580	(357,462)	782,118
Noncontrolling interest	ADJ 6	206,429	(239,470)	(33,041)
Noncontrolling interest of discontinued operations		43,740	—	43,740
Total stockholders’ equity		1,389,749	(596,932)	792,817
Total liabilities and stockholders’ equity		3,810,812	(461,756)	3,349,056

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended March 31, 2023
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$461,515	$(55,458)	$406,057
Cost of revenues	ADJ 8	270,566	(25,001)	245,565
Gross profit		190,949	(30,457)	160,492
Operating expenses:
Selling, general and administrative expense		118,527	—	118,527
Management fees		16,145	—	16,145
Amortization expense		22,108	(1,206)	20,902
Operating income (loss)		34,169	(29,251)	4,918
Other income (expense):
Interest expense, net	ADJ 9	(26,180)	(783)	(26,963)
Amortization of debt issuance costs		(1,005)	—	(1,005)
Other income (expense), net	ADJ 10	1,160	(15,448)	(14,288)
Income (loss) from continuing operations before income taxes		8,144	(45,482)	(37,338)
Provision for income taxes	ADJ 11	7,471	(3,383)	4,088
Income (loss) from continuing operations		673	(42,099)	(41,426)
Income (loss) from discontinued operations, net of income tax		10,939	—	10,939
Gain on sale of discontinued operations, net of income tax		97,989	—	97,989
Net income		109,601	(42,099)	67,502
Less: Net income from continuing operations attributable to noncontrolling interest		4,398	(16,886)	(12,488)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		(194)	—	(194)
Net income attributable to Holdings		$105,397	$(25,213)	$80,184

Amounts attributable to common shares of Holdings:
Loss from continuing operations		$(3,725)	$(25,213)	$(28,938)
Income (loss) from discontinued operations, net of income tax		11,133	—	11,133
Gain on sale of discontinued operations, net of income tax		97,989	—	97,989
Net income attributable to Holdings		$105,397	$(25,213)	$80,184
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		(0.20)	(0.33)	(0.53)
Discontinued operations		1.49	—	1.49
		$1.29	$(0.33)	$0.96

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended June 30, 2023			Six months ended June 30, 2023
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$460,740	$(55,241)	$405,499	$922,255	$(110,699)	$811,556
Cost of revenues	ADJ 8	260,903	(23,020)	237,883	531,469	(48,021)	483,448
Gross profit		199,837	(32,221)	167,616	390,786	(62,678)	328,108
Operating expenses:
Selling, general and administrative expense		121,470	—	121,470	239,997	—	239,997
Management fees		16,670	—	16,670	32,815	—	32,815
Amortization expense		22,110	(1,205)	20,905	44,218	(2,411)	41,807
Operating income (loss)		39,587	(31,016)	8,571	73,756	(60,267)	13,489
Other income (expense):
Interest expense, net	ADJ 9	(26,613)	(1,104)	(27,717)	(52,793)	(1,887)	(54,680)
Amortization of debt issuance costs		(1,024)	—	(1,024)	(2,029)	—	(2,029)
Other income (expense), net	ADJ 10	(75)	(18,138)	(18,213)	1,085	(33,586)	(32,501)
Income (loss) from continuing operations before income taxes		11,875	(50,258)	(38,383)	20,019	(95,740)	(75,721)
Provision for income taxes	ADJ 11	4,421	(2,646)	1,775	11,892	(6,029)	5,863
Income (loss) from continuing operations		7,454	(47,612)	(40,158)	8,127	(89,711)	(81,584)
Income (loss) from discontinued operations, net of income tax		5,437	—	5,437	16,376	—	16,376
Gain on sale of discontinued operations, net of income tax		4,232	—	4,232	102,221	—	102,221
Net income		17,123	(47,612)	(30,489)	126,724	(89,711)	37,013
Less: Net income from continuing operations attributable to noncontrolling interest		3,428	(19,100)	(15,672)	7,826	(35,986)	(28,160)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		89	—	89	(105)	—	(105)
Net income attributable to Holdings		$13,606	$(28,512)	$(14,906)	$119,003	$(53,725)	$65,278

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$4,026	$(28,512)	$(24,486)	$301	$(53,725)	$(53,424)
Income (loss) from discontinued operations, net of income tax		5,348	—	5,348	16,481	—	16,481
Gain on sale of discontinued operations, net of income tax		4,232	—	4,232	102,221	—	102,221
Net income attributable to Holdings		$13,606	$(28,512)	$(14,906)	$119,003	$(53,725)	$65,278
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		(0.47)	(0.38)	(0.85)	(0.65)	(0.69)	(1.34)
Discontinued operations		0.12	0.01	0.13	1.63	—	1.63
		$(0.35)	$(0.37)	$(0.72)	$0.98	$(0.69)	$0.29

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended September 30, 2023			Nine months ended September 30, 2023
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$497,847	$(70,784)	$427,063	$1,420,102	$(181,483)	$1,238,619
Cost of revenues	ADJ 8	287,573	(28,566)	259,007	819,042	(76,587)	742,455
Gross profit		210,274	(42,218)	168,056	601,060	(104,896)	496,164
Operating expenses:
Selling, general and administrative expense		121,185	—	121,185	361,182	—	361,182
Management fees		18,346	—	18,346	51,161	—	51,161
Amortization expense	ADJ 3	22,090	(1,205)	20,885	66,308	(3,616)	62,692
Impairment expense		32,568	—	32,568	32,568	—	32,568
Operating income (loss)		16,085	(41,013)	(24,928)	89,841	(101,280)	(11,439)
Other income (expense):
Interest expense, net	ADJ 9	(27,559)	(1,292)	(28,851)	(80,352)	(3,179)	(83,531)
Amortization of debt issuance costs		(1,005)	—	(1,005)	(3,034)	—	(3,034)
Other income (expense), net	ADJ 10	1,044	(36,157)	(35,113)	2,129	(69,743)	(67,614)
Income (loss) from continuing operations before income taxes		(11,435)	(78,462)	(89,897)	8,584	(174,202)	(165,618)
Provision for income taxes	ADJ 11	4,457	(4,157)	300	16,349	(10,186)	6,163
Income (loss) from continuing operations		(15,892)	(74,305)	(90,197)	(7,765)	(164,016)	(171,781)
Income (loss) from discontinued operations, net of income tax		10,858	—	10,858	27,234	—	27,234
Gain on sale of discontinued operations, net of income tax		1,274	—	1,274	103,495	—	103,495
Net income		(3,760)	(74,305)	(78,065)	122,964	(164,016)	(41,052)
Less: Net income from continuing operations attributable to noncontrolling interest		5,769	(29,801)	(24,032)	13,595	(65,787)	(52,192)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		625	—	625	520	—	520
Net income attributable to Holdings		$(10,154)	$(44,504)	$(54,658)	$108,849	$(98,229)	$10,620

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$(21,661)	$(44,504)	$(66,165)	$(21,360)	$(98,229)	$(119,589)
Income (loss) from discontinued operations, net of income tax		10,233	—	10,233	26,714	—	26,714
Gain on sale of discontinued operations, net of income tax		1,274	—	1,274	103,495	—	103,495
Net income attributable to Holdings		$(10,154)	$(44,504)	$(54,658)	$108,849	$(98,229)	$10,620
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		(0.48)	(0.59)	(1.07)	(1.08)	(1.28)	(2.36)
Discontinued operations		0.15	—	0.15	1.77	0.02	1.79
		$(0.33)	$(0.59)	$(0.92)	$0.69	$(1.26)	$(0.57)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended March 31, 2023
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$109,601	$(42,099)	$67,502
Income (loss) from discontinued operations, net of income tax		10,939	—	10,939
Gain on sale of discontinued operations, net of income tax		97,989	—	97,989
Income (loss) from continuing operations		673	(42,099)	(41,426)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		11,006	—	11,006
Amortization expense - intangibles	ADJ 3	22,108	(1,206)	20,902
Amortization expense - inventory step-up	ADJ 3	1,175	(1,175)	—
Amortization of debt issuance costs		1,005	—	1,005
Noncontrolling stockholder stock based compensation		1,329	—	1,329
Provision for receivable and inventory reserves		(1,267)	1,611	344
Deferred taxes		(2,941)	—	(2,941)
Other		398	—	398
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	9,319	5,799	15,118
Inventories	ADJ 2	(47,450)	26,751	(20,699)
Other current and non-current assets		2,019	—	2,019
Accounts payable and accrued expenses	ADJ 4	(859)	(4,251)	(5,110)
Net cash provided by (used in) operating activities - continuing operations		(3,485)	(14,570)	(18,055)
Net cash provided by operating activities - discontinued operations		19,029	—	19,029
Net cash provided by (used in) operating activities		15,544	(14,570)	974
Cash flows from investing activities:
Purchases of property and equipment		(14,874)	—	(14,874)
Proceeds from sale of businesses		103,042	—	103,042
Other investing activities		(219)	—	(219)
Net cash provided by (used in) investing activities - continuing operations		87,949	—	87,949
Net cash provided by (used in) investing activities - discontinued operations		66,776	—	66,776
Net cash provided by (used in) investing activities		154,725	—	154,725
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		(48)	—	(48)
Proceeds and expenses from issuance of Trust preferred shares, net		(3,954)	—	(3,954)
Borrowings under credit facility		76,000	—	76,000
Repayments under credit facility		(223,000)	—	(223,000)
Repayments - Term Loan		(2,500)	—	(2,500)
Subsidiary financing arrangements - borrowings	ADJ 5	—	31,477	31,477
Subsidiary financing arrangements - repayments	ADJ 5	—	(16,907)	(16,907)
Distributions paid - common shares		(18,051)	—	(18,051)
Distributions paid - preferred shares		(6,045)	—	(6,045)
Net proceeds provided by noncontrolling shareholders		5	—	5
Purchase of noncontrolling interest		(848)	—	(848)
Other		(5)	—	(5)
Net cash provided by (used in) financing activities		(178,446)	14,570	(163,876)
Foreign currency impact on cash		562	—	562
Net increase (decrease) in cash and cash equivalents		(7,615)	—	(7,615)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents — beginning of period (1)	61,271	(68)	61,203
Cash and cash equivalents — end of period	$53,656	$(68)	$53,588

		Six months ended June 30, 2023
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$126,724	$(89,711)	$37,013
Income (loss) from discontinued operations, net of income tax		16,376	—	16,376
Gain on sale of discontinued operations, net of income tax		102,221	—	102,221
Income (loss) from continuing operations		8,127	(89,711)	(81,584)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		22,965	—	22,965
Amortization expense - intangibles	ADJ 3	44,218	(2,411)	41,807
Amortization expense - inventory step-up	ADJ 3	1,175	(1,175)	—
Amortization of debt issuance costs		2,029	—	2,029
Noncontrolling stockholder stock based compensation		4,224	—	4,224
Provision for receivable and inventory reserves		(2,044)	2,681	637
Deferred taxes		(5,291)	—	(5,291)
Other		1,097	(2)	1,095
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	18,924	233	19,157
Inventories	ADJ 2	(73,357)	42,939	(30,418)
Other current and non-current assets		(2,993)	—	(2,993)
Accounts payable and accrued expenses	ADJ 4	(37,622)	24,411	(13,211)
Net cash provided by (used in) operating activities - continuing operations		(18,548)	(23,035)	(41,583)
Net cash provided by operating activities - discontinued operations		55,788	—	55,788
Net cash provided by (used in) operating activities		37,240	(23,035)	14,205
Cash flows from investing activities:
Purchases of property and equipment		(28,330)	—	(28,330)
Proceeds from sale of businesses		105,123	—	105,123
Other investing activities		(737)	—	(737)
Net cash provided by (used in) investing activities - continuing operations		76,056	—	76,056
Net cash provided by (used in) investing activities - discontinued operations		41,773	—	41,773
Net cash provided by (used in) investing activities		117,829	—	117,829
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		(91)	—	(91)
Proceeds and expenses from issuance of Trust preferred shares, net		(5,856)	—	(5,856)
Borrowings under credit facility		217,000	—	217,000
Repayments under credit facility		(280,000)	—	(280,000)
Repayments - Term Loan		(5,000)	—	(5,000)
Subsidiary financing arrangements - borrowings	ADJ 5	—	60,272	60,272
Subsidiary financing arrangements - repayments	ADJ 5	—	(37,237)	(37,237)
Distributions paid - common shares		(36,038)	—	(36,038)
Distributions paid - preferred shares		(12,091)	—	(12,091)
Net proceeds provided by noncontrolling shareholders		57	—	57
Purchase of noncontrolling interest		(1,115)	—	(1,115)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions paid - Allocation Interests	(26,475)	—	(26,475)
Other	(10)	—	(10)
Net cash provided by (used in) financing activities	(149,619)	23,035	(126,584)
Foreign currency impact on cash	634	—	634
Net increase (decrease) in cash and cash equivalents	6,084	—	6,084
Cash and cash equivalents — beginning of period (1)	61,271	(68)	61,203
Cash and cash equivalents — end of period	$67,355	$(68)	$67,287

		Nine months ended September 30, 2023
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$122,964	$(164,016)	$(41,052)
Income (loss) from discontinued operations, net of income tax		27,234	—	27,234
Gain on sale of discontinued operations, net of income tax		103,495	—	103,495
Income (loss) from continuing operations		(7,765)	(164,016)	(171,781)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		34,817	—	34,817
Amortization expense - intangibles	ADJ 3	66,308	(3,616)	62,692
Amortization expense - inventory step-up	ADJ 3	1,175	(1,175)	—
Amortization of debt issuance costs		3,034	—	3,034
Impairment expense		32,568	—	32,568
Noncontrolling stockholder stock based compensation		6,662	—	6,662
Provision for receivable and inventory reserves		(257)	3,182	2,925
Deferred taxes		(10,995)	—	(10,995)
Other		880	108	988
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(22,153)	12,702	(9,451)
Inventories	ADJ 2	(87,744)	76,317	(11,427)
Other current and non-current assets		(3,692)	—	(3,692)
Accounts payable and accrued expenses	ADJ 4	(21,851)	32,562	10,711
Net cash provided by (used in) operating activities - continuing operations		(9,013)	(43,936)	(52,949)
Net cash provided by operating activities - discontinued operations		65,965	—	65,965
Net cash provided by (used in) operating activities		56,952	(43,936)	13,016
Cash flows from investing activities:
Purchases of property and equipment		(38,156)	—	(38,156)
Proceeds from sale of businesses		105,123	—	105,123
Other investing activities		(1,324)	—	(1,324)
Net cash provided by (used in) investing activities - continuing operations		65,643	—	65,643
Net cash provided by (used in) investing activities - discontinued operations		38,648	—	38,648
Net cash provided by (used in) investing activities		104,291	—	104,291
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		(127)	—	(127)
Proceeds and expenses from issuance of Trust preferred shares, net		(7,389)	—	(7,389)
Borrowings under credit facility		287,000	—	287,000
Repayments under credit facility		(330,000)	—	(330,000)
Repayments - Term Loan		(7,500)	—	(7,500)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsidiary financing arrangements - borrowings	ADJ 5	—	94,144	94,144
Subsidiary financing arrangements - repayments	ADJ 5	—	(50,208)	(50,208)
Distributions paid - common shares		(54,012)	—	(54,012)
Distributions paid - preferred shares		(18,136)	—	(18,136)
Net proceeds provided by noncontrolling shareholders		350	—	350
Purchase of noncontrolling interest		(1,622)	—	(1,622)
Distributions paid - Allocation Interests		(26,475)	—	(26,475)
Other		(16)	—	(16)
Net cash provided by (used in) financing activities		(157,927)	43,936	(113,991)
Foreign currency impact on cash		150	—	150
Net increase (decrease) in cash and cash equivalents		3,466	—	3,466
Cash and cash equivalents — beginning of period (1)		61,271	(68)	61,203
Cash and cash equivalents — end of period		$64,737	$(68)	$64,669

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		March 31, 2022		March 31, 2022
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$87,082	$(68)	$87,014
Accounts receivable, net	ADJ 1	225,432	(28,197)	197,235
Inventories, net	ADJ 2	575,435	(94,684)	480,751
Prepaid expenses and other current assets	ADJ 2	58,335	(21,196)	37,139
Current assets of discontinued operations		123,591	—	123,591
Total current assets		1,069,875	(144,145)	925,730
Property, plant and equipment, net		164,276	—	164,276
Goodwill	ADJ 3	651,528	(63,009)	588,519
Intangible assets, net	ADJ 3	709,446	(75,467)	633,979
Other non-current assets		131,795	7	131,802
Non-current assets of discontinued operations		410,609	$—	$410,609
Total assets		$3,137,529	$(282,614)	$2,854,915

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		83,270	(1,820)	81,450
Accrued expenses	ADJ 4	171,384	19,262	190,646
Due to related parties (refer to Note Q)		13,099	—	13,099
Current portion, long-term debt		—	—	—
Subsidiary financing arrangements	ADJ 5	—	36,046	36,046
Other current liabilities		30,772	—	30,772
Current liabilities of discontinued operations		38,410	—	38,410
Total current liabilities		336,935	53,488	390,423
Deferred income taxes		70,765	(20,416)	50,349
Long-term debt		1,285,304	—	1,285,304
Other non-current liabilities		105,730	—	105,730
Non-current liabilities of discontinued operations		35,367	—	35,367
Total liabilities		1,834,101	33,072	1,867,173

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at March 31, 2022		303,918	—	303,918
Trust common shares, no par value, 500,000 authorized; 69,450 shares issued and outstanding at March 31, 2022		1,143,354	—	1,143,354
Accumulated other comprehensive income (loss)		(228)	—	(228)
Accumulated deficit		(313,902)	(189,069)	(502,971)
Total stockholders’ equity attributable to Holdings		1,133,142	(189,069)	944,073
Noncontrolling interest	ADJ 6	135,246	(126,617)	8,629
Noncontrolling interest of discontinued operations		35,040	—	35,040
Total stockholders’ equity		1,303,428	(315,686)	987,742
Total liabilities and stockholders’ equity		3,137,529	(282,614)	2,854,915

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		June 30, 2022		June 30, 2022
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$94,122	$(68)	$94,054
Accounts receivable, net	ADJ 1	242,675	(37,871)	204,804
Inventories, net	ADJ 2	643,255	(105,295)	537,960
Prepaid expenses and other current assets	ADJ 2	57,101	(6,232)	50,869
Current assets of discontinued operations		111,941	—	111,941
Total current assets		1,149,094	(149,466)	999,628
Property, plant and equipment, net		167,217	—	167,217
Goodwill	ADJ 3	649,268	(63,010)	586,258
Intangible assets, net	ADJ 3	694,438	(74,300)	620,138
Other non-current assets		136,586	6	136,592
Non-current assets of discontinued operations		406,730	—	406,730
Total assets		$3,203,333	$(286,770)	$2,916,563

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		95,520	(1,350)	94,170
Accrued expenses	ADJ 4	170,545	36,592	207,137
Due to related parties (refer to Note Q)		13,501	—	13,501
Current portion, long-term debt		—	—	—
Subsidiary financing arrangements	ADJ 5	—	40,114	40,114
Other current liabilities		30,351	—	30,351
Current liabilities of discontinued operations		36,594	—	36,594
Total current liabilities		346,511	75,356	421,867
Deferred income taxes		67,948	(19,687)	48,261
Long-term debt		1,285,747	—	1,285,747
Other non-current liabilities		114,981	—	114,981
Non-current liabilities of discontinued operations		33,300	—	33,300
Total liabilities		1,848,487	55,669	1,904,156

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at June 30, 2022		303,918	—	303,918
Trust common shares, no par value, 500,000 authorized; 71,268 shares issued and outstanding at June 30, 2022		1,185,348	—	1,185,348
Accumulated other comprehensive income (loss)		(665)	—	(665)
Accumulated deficit		(311,092)	(205,091)	(516,183)
Total stockholders’ equity attributable to Holdings		1,177,509	(205,091)	972,418
Noncontrolling interest	ADJ 6	140,446	(137,348)	3,098
Noncontrolling interest of discontinued operations		36,891	—	36,891
Total stockholders’ equity		1,354,846	(342,439)	1,012,407
Total liabilities and stockholders’ equity		3,203,333	(286,770)	2,916,563

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)		September 30, 2022		September 30, 2022
	Adj. Reference	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents		$50,685	$(68)	$50,617
Accounts receivable, net	ADJ 1	278,496	(49,254)	229,242
Inventories, net	ADJ 2	658,158	(102,305)	555,853
Prepaid expenses and other current assets	ADJ 2	70,838	(11,172)	59,666
Current assets of discontinued operations		136,373	—	136,373
Total current assets		1,194,550	(162,799)	1,031,751
Property, plant and equipment, net		171,317	—	171,317
Goodwill	ADJ 3	991,475	(63,009)	928,466
Intangible assets, net	ADJ 3	929,787	(73,131)	856,656
Other non-current assets		151,246	—	151,246
Non-current assets of discontinued operations		$402,922	$—	$402,922
Total assets		$3,841,297	$(298,939)	$3,542,358

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable		88,281	(1,837)	86,444
Accrued expenses	ADJ 4	194,416	48,150	242,566
Due to related parties (refer to Note Q)		14,993	—	14,993
Current portion, long-term debt		10,000	—	10,000
Subsidiary financing arrangements	ADJ 5	—	45,977	45,977
Other current liabilities		35,720	—	35,720
Current liabilities of discontinued operations		33,480	—	33,480
Total current liabilities		376,890	92,290	469,180
Deferred income taxes		128,318	(18,954)	109,364
Long-term debt		1,784,365	—	1,784,365
Other non-current liabilities		126,588	—	126,588
Non-current liabilities of discontinued operations		33,153	—	33,153
Total liabilities		2,449,314	73,336	2,522,650

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 12,600 shares issued and outstanding at September 30, 2022		303,918	—	303,918
Trust common shares, no par value, 500,000 authorized; 72,203 shares issued and outstanding at September 30, 2022		1,207,082	—	1,207,082
Accumulated other comprehensive income (loss)		(2,593)	—	(2,593)
Accumulated deficit		(336,842)	(222,960)	(559,802)
Total stockholders’ equity attributable to Holdings		1,171,565	(222,960)	948,605
Noncontrolling interest	ADJ 6	181,581	(149,315)	32,266
Noncontrolling interest of discontinued operations		38,837	—	38,837
Total stockholders’ equity		1,391,983	(372,275)	1,019,708
Total liabilities and stockholders’ equity		3,841,297	(298,939)	3,542,358

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended March 31, 2022
(in thousands)	Adj. Reference	As reported	Adjustments	As adjusted

Net revenues	ADJ 7	$438,211	$(37,997)	$400,214
Cost of revenues	ADJ 8	272,919	(19,187)	253,732
Gross profit		165,292	(18,810)	146,482
Operating expenses:
Selling, general and administrative expense		97,082	—	97,082
Management fees		14,186	—	14,186
Amortization expense		17,031	(1,079)	15,952
Impairment expense		—	2,879	2,879
Operating income (loss)		36,993	(20,610)	16,383
Other income (expense):
Interest expense, net	ADJ 9	(17,419)	(445)	(17,864)
Amortization of debt issuance costs		(866)	—	(866)
Other income (expense), net	ADJ 10	230	(23,632)	(23,402)
Income (loss) from continuing operations before income taxes		18,938	(44,687)	(25,749)
Provision for income taxes	ADJ 11	7,571	(2,378)	5,193
Income (loss) from continuing operations		11,367	(42,309)	(30,942)
Income (loss) from discontinued operations, net of income tax		12,380	—	12,380
Gain on sale of discontinued operations, net of income tax		5,993	—	5,993
Net income (loss)		29,740	(42,309)	(12,569)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest		4,658	(16,970)	(12,312)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		1,320	—	1,320
Net income attributable to Holdings		$23,762	$(25,339)	$(1,577)

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$6,709	$(25,339)	$(18,630)
Income from discontinued operations, net of income tax		11,060	—	11,060
Gain on sale of discontinued operations, net of income tax		5,993	—	5,993
Net income attributable to Holdings		$23,762	$(25,339)	$(1,577)
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		(0.08)	(0.34)	(0.42)
Discontinued operations		0.22	0.01	0.23
		$0.14	$(0.33)	$(0.19)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended June 30, 2022			Six months ended June 30, 2022
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$461,455	$(34,198)	$427,257	$899,666	$(72,195)	$827,471
Cost of revenues	ADJ 8	279,105	(17,054)	262,051	552,024	(36,241)	515,783
Gross profit		182,350	(17,144)	165,206	347,642	(35,954)	311,688
Operating expenses:
Selling, general and administrative expense		102,656	—	102,656	199,738	—	199,738
Management fees		14,651	—	14,651	28,837	—	28,837
Amortization expense		16,845	(1,169)	15,676	33,876	(2,248)	31,628
Impairment expense		—	—	—	—	2,879	2,879
Operating income (loss)		48,198	(15,975)	32,223	85,191	(36,585)	48,606
Other income (expense):
Interest expense, net	ADJ 9	(17,507)	(323)	(17,830)	(34,926)	(769)	(35,695)
Amortization of debt issuance costs		(865)	—	(865)	(1,731)	—	(1,731)
Other income (expense), net		717	(11,522)	(10,805)	947	(35,153)	(34,206)
Income (loss) from continuing operations before income taxes		30,543	(27,820)	2,723	49,481	(72,507)	(23,026)
Provision for income taxes	ADJ 11	6,483	(1,068)	5,415	14,054	(3,447)	10,607
Income (loss) from continuing operations		24,060	(26,752)	(2,692)	35,427	(69,060)	(33,633)
Income (loss) from discontinued operations, net of income tax		7,476	—	7,476	19,856	—	19,856
Gain on sale of discontinued operations, net of income tax		(579)	—	(579)	5,414	—	5,414
Net income		30,957	(26,752)	4,205	60,697	(69,060)	(8,363)
Less: Net income from continuing operations attributable to noncontrolling interest		3,519	(10,731)	(7,212)	8,177	(27,701)	(19,524)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		1,071	—	1,071	2,391	—	2,391
Net income attributable to Holdings		$26,367	$(16,021)	$10,346	$50,129	$(41,359)	$8,770

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$20,541	$(16,021)	$4,520	$27,250	$(41,359)	$(14,109)
Income (loss) from discontinued operations, net of income tax		6,405	—	6,405	17,465	—	17,465
Gain on sale of discontinued operations, net of income tax		(579)	—	(579)	5,414	—	5,414
Net income attributable to Holdings		$26,367	$(16,021)	$10,346	$50,129	$(41,359)	$8,770
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		0.11	(0.22)	(0.11)	0.06	(0.55)	(0.49)
Discontinued operations		0.06	0.01	0.07	0.31	—	0.31
		$0.17	$(0.21)	$(0.04)	$0.37	$(0.55)	$(0.18)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended September 30, 2022			Nine months ended September 30, 2022
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net revenues	ADJ 7	$511,526	$(37,586)	$473,940	$1,411,192	$(109,782)	$1,301,410
Cost of revenues	ADJ 8	319,993	(18,914)	301,079	872,017	(55,155)	816,862
Gross profit		191,533	(18,672)	172,861	539,175	(54,627)	484,548
Operating expenses:
Selling, general and administrative expense		119,361	—	119,361	319,099	—	319,099
Management fees		16,342	—	16,342	45,179	—	45,179
Amortization expense		20,340	(1,168)	19,172	54,216	(3,416)	50,800
Impairment expense		—	—	—	—	2,879	2,879
Operating income (loss)		35,490	(17,504)	17,986	120,681	(54,090)	66,591
Other income (expense):
Interest expense, net	ADJ 9	(22,796)	(442)	(23,238)	(57,722)	(1,210)	(58,932)
Amortization of debt issuance costs		(1,004)	—	(1,004)	(2,735)	—	(2,735)
Loss on debt extinguishment		(534)	—	(534)	(534)	—	(534)
Other income (expense), net	ADJ 10	(1,916)	(12,346)	(14,262)	(969)	(47,499)	(48,468)
Income (loss) from continuing operations before income taxes		9,240	(30,292)	(21,052)	58,721	(102,799)	(44,078)
Provision for income taxes	ADJ 11	19,294	(457)	18,837	33,348	(3,903)	29,445
Income (loss) from continuing operations		(10,054)	(29,835)	(39,889)	25,373	(98,896)	(73,523)
Income (loss) from discontinued operations, net of income tax		11,160	—	11,160	31,016	—	31,016
Gain on sale of discontinued operations, net of income tax		1,479	—	1,479	6,893	—	6,893
Net income		2,585	(29,835)	(27,250)	63,282	(98,896)	(35,614)
Less: Net income from continuing operations attributable to noncontrolling interest		3,436	(11,967)	(8,531)	11,613	(39,668)	(28,055)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interest		923	—	923	3,314	—	3,314
Net income attributable to Holdings		$(1,774)	$(17,868)	$(19,642)	$48,355	$(59,228)	$(10,873)

Amounts attributable to common shares of Holdings:
Income (loss) from continuing operations		$(13,490)	$(17,868)	$(31,358)	$13,760	$(59,228)	$(45,468)
Income (loss) from discontinued operations, net of income tax		10,237	—	10,237	27,702	—	27,702
Gain on sale of discontinued operations, net of income tax		1,479	—	1,479	6,893	—	6,893
Net income attributable to Holdings		$(1,774)	$(17,868)	$(19,642)	$48,355	$(59,228)	$(10,873)
Basic and fully diluted income (loss) per share attributable to Holdings
Continuing operations		(0.35)	(0.25)	(0.60)	(0.25)	(0.80)	(1.05)
Discontinued operations		0.14	0.01	0.15	0.45	0.02	0.47
		$(0.21)	$(0.24)	$(0.45)	$0.20	$(0.78)	$(0.58)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Three months ended March 31, 2022
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$29,740	$(42,309)	$(12,569)
Income (loss) from discontinued operations, net of income tax		12,380	—	12,380
Gain on sale of discontinued operations, net of income tax		5,993	—	5,993
Income (loss) from continuing operations		11,367	(42,309)	(30,942)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		9,316	—	9,316
Amortization expense - intangibles	ADJ 3	17,031	(1,079)	15,952
Amortization expense - inventory step-up	ADJ 3	799	(799)	—
Amortization of debt issuance costs		866	—	866
Impairment expense		—	2,879	2,879
Noncontrolling stockholder stock based compensation		1,992	—	1,992
Provision for receivable and inventory reserves		(1,502)	2,704	1,202
Deferred taxes		(860)	512	(348)
Other		187	—	187
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	9,897	2,645	12,542
Inventories	ADJ 2	(61,542)	15,269	(46,273)
Other current and non-current assets		(2,588)	—	(2,588)
Accounts payable and accrued expenses	ADJ 4	(25,652)	13,937	(11,715)
Net cash provided by (used in) operating activities - continuing operations		(40,689)	(6,241)	(46,930)
Net cash provided by operating activities - discontinued operations		7,160	—	7,160
Net cash provided by (used in) operating activities		(33,529)	(6,241)	(39,770)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(3,937)	—	(3,937)
Purchases of property and equipment		(9,734)	—	(9,734)
Proceeds from sale of businesses		5,993	—	5,993
Other investing activities		(146)	—	(146)
Net cash provided by (used in) investing activities - continuing operations		(7,824)	—	(7,824)
Net cash provided by (used in) investing activities - discontinued operations		(468)	—	(468)
Net cash provided by (used in) investing activities		(8,292)	—	(8,292)
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		20,161	—	20,161
Subsidiary financing arrangements - borrowings	ADJ 5	—	18,278	18,278
Subsidiary financing arrangements - repayments	ADJ 5	—	(12,037)	(12,037)
Distributions paid - common shares		(17,352)	—	(17,352)
Distributions paid - preferred shares		(6,045)	—	(6,045)
Net proceeds provided by noncontrolling shareholders		390	—	390
Purchase of noncontrolling interest		(309)	—	(309)
Distributions paid - Allocation Interests		(11,292)	—	(11,292)
Other		(5)	—	(5)
Net cash provided by (used in) financing activities		(14,452)	6,241	(8,211)
Foreign currency impact on cash		(259)	—	(259)
Net increase (decrease) in cash and cash equivalents		(56,532)	—	(56,532)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents — beginning of period (1)	160,733	(68)	160,665
Cash and cash equivalents — end of period	$104,201	$(68)	$104,133

		Six months ended June 30, 2022
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$60,697	$(69,060)	$(8,363)
Income (loss) from discontinued operations, net of income tax		19,856	—	19,856
Gain on sale of discontinued operations, net of income tax		5,414	—	5,414
Income (loss) from continuing operations		35,427	(69,060)	(33,633)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		18,925	—	18,925
Amortization expense - intangibles	ADJ 3	33,876	(2,248)	31,628
Amortization expense - inventory step-up	ADJ 3	2,349	(2,349)	—
Amortization of debt issuance costs		1,731	—	1,731
Impairment expense		—	2,879	2,879
Noncontrolling stockholder stock based compensation		4,017	—	4,017
Provision for receivable and inventory reserves		(2,383)	2,822	439
Deferred taxes		(4,626)	1,241	(3,385)
Other		343	—	343
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(5,975)	12,319	6,344
Inventories	ADJ 2	(131,240)	27,311	(103,929)
Other current and non-current assets		(14,411)	—	(14,411)
Accounts payable and accrued expenses	ADJ 4	3,450	16,772	20,222
Net cash provided by (used in) operating activities - continuing operations		(58,517)	(10,313)	(68,830)
Net cash provided by operating activities - discontinued operations		23,180	—	23,180
Net cash provided by (used in) operating activities		(35,337)	(10,313)	(45,650)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(3,937)	—	(3,937)
Purchases of property and equipment		(22,162)	—	(22,162)
Proceeds from sale of businesses		6,898	—	6,898
Other investing activities		(844)	—	(844)
Net cash provided by (used in) investing activities - continuing operations		(20,045)	—	(20,045)
Net cash provided by (used in) investing activities - discontinued operations		(2,193)	—	(2,193)
Net cash provided by (used in) investing activities		(22,238)	—	(22,238)
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		62,155	—	62,155
Borrowings under credit facility		24,000	—	24,000
Repayments under credit facility		(24,000)	—	(24,000)
Subsidiary financing arrangements - borrowings	ADJ 5	—	32,712	32,712
Subsidiary financing arrangements - repayments	ADJ 5	—	(22,399)	(22,399)
Distributions paid - common shares		(34,863)	—	(34,863)
Distributions paid - preferred shares		(12,091)	—	(12,091)
Net proceeds provided by noncontrolling shareholders		440	—	440
Purchase of noncontrolling interest		(703)	—	(703)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions paid - Allocation Interests	(11,292)	—	(11,292)
Debt issuance costs	(35)	—	(35)
Other	(14)	—	(14)
Net cash provided by (used in) financing activities	3,597	10,313	13,910
Foreign currency impact on cash	(1,132)	—	(1,132)
Net increase (decrease) in cash and cash equivalents	(55,110)	—	(55,110)
Cash and cash equivalents — beginning of period (1)	160,733	(68)	160,665
Cash and cash equivalents — end of period	$105,623	$(68)	$105,555

		Nine months ended September 30, 2022
(in thousands)	Adj. Reference	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income		$63,282	$(98,896)	$(35,614)
Income (loss) from discontinued operations, net of income tax		31,016	—	31,016
Gain on sale of discontinued operations, net of income tax		6,893	—	6,893
Income (loss) from continuing operations		25,373	(98,896)	(73,523)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense		28,929	—	28,929
Amortization expense - intangibles	ADJ 3	54,216	(3,416)	50,800
Amortization expense - inventory step-up	ADJ 3	4,546	(3,916)	630
Amortization of debt issuance costs		2,735	—	2,735
Impairment expense		—	2,879	2,879
Loss on debt extinguishment		534	—	534
Noncontrolling stockholder stock based compensation		6,236	—	6,236
Provision for receivable and inventory reserves		585	3,291	3,876
Deferred taxes		7,280	1,946	9,226
Other		869	—	869
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	ADJ 1	(36,322)	23,702	(12,620)
Inventories	ADJ 2	(143,810)	25,423	(118,387)
Other current and non-current assets		(17,013)	—	(17,013)
Accounts payable and accrued expenses	ADJ 4	11,600	32,812	44,412
Net cash provided by (used in) operating activities - continuing operations		(54,242)	(16,175)	(70,417)
Net cash provided by operating activities - discontinued operations		14,319	—	14,319
Net cash provided by (used in) operating activities		(39,923)	(16,175)	(56,098)
Cash flows from investing activities:
Acquisitions, net of cash acquired		(564,664)	—	(564,664)
Purchases of property and equipment		(36,529)	—	(36,529)
Proceeds from sale of businesses		6,893	—	6,893
Other investing activities		(1,133)	—	(1,133)
Net cash provided by (used in) investing activities - continuing operations		(595,433)	—	(595,433)
Net cash provided by (used in) investing activities - discontinued operations		(3,518)	—	(3,518)
Net cash provided by (used in) investing activities		(598,951)	—	(598,951)
Cash flows from financing activities:
Proceeds from the issuance of Trust common shares, net		83,889	—	83,889
Borrowings under credit facility		169,000	—	169,000

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repayments under credit facility		(56,000)	—	(56,000)
Issuance of term loan		400,000	—	400,000
Repayments - Term Loan		(2,500)	—	(2,500)
Subsidiary financing arrangements - borrowings	ADJ 5	—	49,618	49,618
Subsidiary financing arrangements - repayments	ADJ 5	—	(33,443)	(33,443)
Distributions paid - common shares		(52,794)	—	(52,794)
Distributions paid - preferred shares		(18,136)	—	(18,136)
Net proceeds provided by noncontrolling shareholders		1,082	—	1,082
Purchase of noncontrolling interest		(1,127)	—	(1,127)
Net proceeds provided by noncontrolling shareholders - acquisitions		35,263	—	35,263
Distributions paid - Allocation Interests		(11,292)	—	(11,292)
Debt issuance costs		(5,276)	—	(5,276)
Other		19	—	19
Net cash provided by (used in) financing activities		542,128	16,175	558,303
Foreign currency impact on cash		(2,735)	—	(2,735)
Net increase (decrease) in cash and cash equivalents		(99,481)	—	(99,481)
Cash and cash equivalents — beginning of period (1)		160,733	(68)	160,665
Cash and cash equivalents — end of period		$61,252	$(68)	$61,184
Ergobaby - Summary of Financial Information
The following tables provides a summary of the financial information of Ergobaby that has been recast in the "As Reported" in the Consolidated Balance Sheets and Consolidated Statements of Operations for the unaudited interim periods in the years ended December 31, 2024, 2023 and 2022, and the Consolidated Balance Sheet as of December 31, 2022.

Ergobaby
	March 31, 2024	June 30, 2024	September 30, 2024
Total Assets	$124,217	$125,828	$122,322
Total Liabilities	$10,041	$13,201	$12,348

	Three months ended
	March 31, 2024	June 30, 2024	September 30, 2024
Net revenues	$21,218	$28,557	$21,775
Net income (loss)	$317	$872	$(1,088)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ergobaby
	March 31, 2023	June 30, 2023	September 30, 2023
Total Assets	$134,012	$130,040	$126,161
Total Liabilities	$10,051	$9,885	$9,878

	Three months ended
	March 31, 2023	June 30, 2023	September 30, 2023
Net revenues	$22,418	$26,149	$23,218
Net income	$939	$2,598	$1,908

Ergobaby
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total Assets	$158,609	$159,420	$157,921	$133,834
Total Liabilities	$20,362	$20,790	$18,357	$11,279

	Three months ended
	March 31, 2022	June 30, 2022	September 30, 2022
Net revenues	$20,210	$26,506	$21,540
Net income (loss)	$(679)	$3,105	$1,001
Note T - Subsequent Events
First Incremental Facility Amendment of Credit Agreement
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment (the “First Amendment to Credit Agreement”) to its existing Credit Agreement (as defined below). The First Amendment to Credit Agreement was by and among the LLC, the lenders party thereto (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders (the “Administrative Agent”).
The First Amendment to Credit Agreement modified the LLC’s Third Amended and Restated Credit Agreement, dated as of July 12, 2022, as amended, among the LLC, the Lenders, the Administrative Agent and the other financial institutions party thereto (as amended, modified, extended, restated, replaced, or supplemented in writing from time to time, the “Credit Agreement”), to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million (the “Incremental Term Loan”) on the date of the First Amendment to Credit Agreement, and (b) delayed draw term loan commitments in the aggregate amount of $100 million (the “Incremental Delayed Draw Term Loan Commitments,” and any loans drawn thereunder is referred to herein as the “Incremental Delayed Draw Term Loan”), which was able to be reduced or terminated by the LLC upon five business days’ notice and pursuant to which the LLC was able to make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan were to be used for new acquisitions, working capital, capital expenditures and other general corporate purposes.
The Incremental Term Loan, along with the existing term loan under the Credit Agreement, will require quarterly repayments of principal amounts ranging from $3.75 million to $11.25 million, commencing March 31, 2025, with a final payment of principal and interest due on July 12, 2027.
The LLC agreed to pay to the Administrative Agent, for the account of each Lender in accordance with its applicable percentage of the Incremental Delayed Draw Term Loan Commitments, a commitment fee equal to the product of (i) a rate ranging from 0.25% to 0.45% per annum, based on the Consolidated Total Leverage Ratio, times (ii) the actual daily amount by which the Incremental Delayed Draw Term Loan Commitments exceed the Incremental Delayed Draw Term Loan. Such commitment fee only accrued during the period when the Incremental Delayed Draw Term Loan Commitments were available (the “Availability Period”), which was the period from January 9, 2025 to the earlier of (a) July 9, 2025 and (b) the date on which the Incremental Delayed Draw Term Loan Commitments have been terminated.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commencing on the first quarter ending after the earlier of (i) the date Incremental Delayed Draw Term Loans are fully drawn and (ii) the end of the Availability Period, the LLC will be required to make quarterly repayments of principal amounts ranging from 0.625% to 1.875% of the drawn Incremental Delayed Draw Term Loan (which amounts will be reduced by certain prepayment, if any), unless such loan is accelerated sooner.
The First Amendment to Credit Agreement contains customary representations and warranties. All other material terms and conditions of the Credit Agreement were unchanged.
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
Suspension of At-the-Market Offering Programs
As a result of the commencement of the Lugano Investigation and related events, the Company determined it was unable to offer and sell shares under its common and preferred at-the-market equity offering programs.
First Forbearance Agreement with Respect to Credit Agreement
On May 7, 2025, the Company indicated its intent to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and disclosed non-reliance on its 2024 financial statements as a result of concerns about financing, accounting, and inventory practices at one of its subsidiaries, Lugano, and irregularities identified in sales, cost of sales, inventory, and accounts receivable recorded by Lugano. Concurrently, the LLC also provided notice to the Administrative Agent, advising of the existence of potential defaults or events of default under the Credit Agreement in respect of Lugano (the “Lugano Events of Default”).
On May 22, 2025, the LLC entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) with the Administrative Agent and the lenders party thereto representing at least 50% of the total credit exposure of all lenders under the Credit Agreement (the “Consenting Lenders”), pursuant to which the Consenting Lenders agreed on behalf of all lenders under the Credit Agreement to refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on July 25, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the First Forbearance Agreement; (d) a declaration by the Trustee (as defined below) or any holders of the LLC’s 5.250% senior notes due 2029 (the “2029 Notes”) of any default or event of default under the Indenture dated as of March 23, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “2029 Notes Indenture”) between the LLC and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), and (e) the declaration by the Trustee or any holder of the LLC’s 5.000% senior notes due 2032 (the “2032 Notes” and together with the 2029 Notes, the “Notes”) of any default or event of default under the Indenture dated as of November 27, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “2032 Notes Indenture” and together with the 2029 Notes Indenture, the “Indentures”) between the LLC and the Trustee (the “First Forbearance Period”).
During the First Forbearance Period, the lenders under the Credit Agreement agreed to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum plus the SOFR rate for an interest period of one month; provided, however, that such credit extensions could

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $40 million. Lenders representing at least 50% of the total credit exposure of all lenders under the Credit Agreement were able, in their discretion, to approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. The funds provided were able to be used by the LLC for working capital, capital expenditures, general corporate purposes, and any other purpose of the LLC not otherwise prohibited under the Credit Agreement.
In addition to the forbearance of the lenders described above, the First Forbearance Agreement also amended the Credit Agreement to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the LLC into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the LLC; (vi) prohibit certain acquisitions and dispositions; and (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the LLC to the Administrative Agent, for the account of the lenders, which payments would be applied to the outstanding revolving loans owing by the LLC.
On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above and waiving any management fees in excess of such limitations.
Securities Class Actions and Derivative Actions Involving the Company
Between May 9, 2025, and June 25, 2025, three putative class actions were commenced against the Company and certain of the Company’s officers and directors, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder in the U.S. District Court for the Central District of California (collectively, the “CA Securities Class Actions”). On August 22, 2025, such CA Securities Class Actions were consolidated under the caption In re: Compass Securities Litigation, and the Court appointed the Eastern Atlantic States Carpenters Benefit Funds (“EAS Carpenters”) as lead plaintiff and the law firm of Cohen Milstein Sellers & Toll PLLC (“Cohen Milstein”) as lead counsel. On May 12, 2025, a separate putative class action was commenced against the Company and certain of its officers and directors in the U.S. District Court for the District of Connecticut, captioned Moreno v. Compass Diversified Holdings LLC, et al. (the “Moreno Action”). The plaintiff in the Moreno Action is asserting the same claims as asserted by the plaintiffs in the CA Securities Class Actions. By order dated July 21, 2025, EAS Carpenters was appointed lead plaintiff and Cohen Milstein was appointed lead counsel for the Moreno Action. The foregoing matters are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has strong defenses available to it and intends to vigorously defend itself.
On June 5, 2025, a Company shareholder commenced a shareholder derivative action in the U.S. District Court for the Central District of California, captioned Jones v. Sabo, et al. (the “Jones Action”), purporting to assert claims on behalf of the Company against current and former Company officers and directors who were named as defendants. The plaintiff is asserting causes of action for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act. On July 17, 2025, a Company shareholder commenced a second shareholder derivative action in the U.S. District Court for the Central District of California, captioned Kelly v. Sabo, et al., (the “Kelly Action”). The plaintiff in the Kelly Action is asserting the same causes of action, against the same defendants, as the Jones Action. On August 6, 2025, the parties to the Jones Action and the Kelly Action filed a stipulation and proposed order to consolidate the two actions and to stay the actions, pending certain future events. The foregoing matters are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has strong defenses available to it and intends to vigorously defend itself.
On September 12, 2025, a shareholder of the Company filed a shareholder derivative action in the District Court for the District of Connecticut, captioned Kamp v. Sabo, et al. (the “Kamp Action”). The plaintiff in the Kamp Action asserts the same causes of action as in the above derivative cases, plus a cause of action for securities fraud in violation of Section 10(b) and 20 (a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On October 7, 2025, a shareholder of the Company filed a shareholder derivative action in the District Court for the District of Connecticut, captioned Sulger v. Sabo, et al. (the “Sulger Action”). The plaintiff in the Sulger Action asserts the same causes of action as in the Kamp Action. The foregoing matters are in the early stages and the Company is

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has strong defenses available to it and intends to vigorously defend itself.
External Investigations and Reviews Involving the Company and Lugano
As a result of the Company’s withdrawal of reliance on its 2024, 2023, and 2022 financial statements, its failure to timely file its financial statements for the quarters ended at March 31, 2025 and June 30, 2025, and the underlying conduct at the Company’s Lugano subsidiary, there are ongoing investigations initiated by the United States Securities Exchange Commission (“SEC”) and Department of Justice (“DOJ”). The regulatory investigative process is inherently uncertain the foregoing investigations are in the early stages. Additionally, the Financial Industry Regulatory Authority (“FINRA”) initiated a routine review of trading activity in the Company’s securities following the public announcement of the restatement. On November 17, 2025, the Company received notification from FINRA that its review had been completed and had referred the matter to the SEC for whatever actions the SEC deems appropriate, if any. The Company and Lugano have cooperated and continue to cooperate fully with each investigation and review.
NYSE Notice of Failure to Satisfy a Continued Listing Rule
On May 20, 2025, the Company received a notice from the NYSE indicating that the Company was no longer in compliance with the timely filing criteria outlined in Section 802.01E of the NYSE-Listed Company Manual due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Under NYSE rules, the Company was provided with six months to cure its filing delinquencies by filing its delinquent filings with the SEC. Prior to the expiration of the six month cure period, the Company requested that NYSE exercise its discretionary authority to grant the Company additional time to file its delinquent filings. On November 18, 2025, NYSE extended the Company’s compliance period until January 20, 2026.
Suspension of Distribution on Common Shares
In light of the Lugano Investigation and related matters, on May 27, 2025, the Company announced that it will suspend the quarterly cash distribution historically paid to common shareholders in order to preserve cash and protect long-term value until such time as the Company’s Board of Directors deems it appropriate to resume such distributions.
Second Forbearance Agreement with Respect to Credit Agreement
On June 25, 2025, the Company further disclosed non-reliance on its 2022 and 2023 financial statements as a result of the Lugano matters.
On July 25, 2025, the LLC entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (the “Second Forbearance Agreement”) with the Administrative Agent and the Consenting Lenders, pursuant to which the Consenting Lenders agreed on behalf of all lenders under the Credit Agreement to refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on October 24, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Second Forbearance Agreement; (d) a declaration by the Trustee or any holders of the LLC’s 2029 Notes of any default or event of default under the 2029 Notes Indenture, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration; and (e) the declaration by the Trustee or any holder of the 2032 Notes of any default or event of default under the 2032 Notes Indenture, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration (the period from July 25, 2025 through the earliest of events (a) through (e) above, the “Second Forbearance Period”).
During the Second Forbearance Period, the lenders under the Credit Agreement, as amended by the Second Forbearance Agreement, agreed to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum plus the SOFR rate for an interest period of one month; provided, however, that such credit extensions were not to cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. Lenders representing at least 50% of the total credit exposure of all lenders under the Credit Agreement were able, in their discretion, to approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. The funds provided were able to be used by the LLC for working capital, capital expenditures, general corporate purposes, and any other purpose of the LLC not otherwise prohibited under the Credit Agreement. In addition, during the Second Forbearance Period, the

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC was permitted to make Restricted Payments (as defined in the Credit Agreement), including any dividend or other distribution with respect to equity interests, if, after giving effect to any indebtedness incurred in connection with such payment (a) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control account, plus (b) unused borrowing availability, was not less than $10 million; provided, however, that the foregoing was not the exclusive method by which the LLC may make Restricted Payments.
In addition to the forbearance of the lenders described above, the Second Forbearance Agreement also amended the Credit Agreement to, among other modifications, limit the management fees that could be paid by the LLC to the Manager to no more than $5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments).
On July 25, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above and waiving any management fees in excess of such limitations.
Indenture Forbearance Agreement
In connection with the Lugano matters, the LLC has been in regular communication with holders of the LLC’s Notes concerning the existence of the potential for default under the terms of the Indentures in respect of the Lugano matters.
To provide the Company with adequate time to complete the restatement of its 2022, 2023, and 2024 financial statements and to file its quarterly reports for the first and second quarters of 2025, on August 29, 2025, the LLC entered into a Forbearance Agreement (the “Indenture Forbearance Agreement”) with certain holders of the Notes (collectively, the “Supporting Holders”) and, for certain limited purposes described therein, the Trustee, pursuant to which, during the Indenture Forbearance Period (as defined below), the Supporting Holders agreed to forbear, and to direct the Trustee to forbear, from exercising rights and remedies available to them with respect to (i) actual or potential defaults or events of default under the Indentures resulting from any breach of the Indentures’ requirement to provide certain financial within specified time periods, and (ii) any other default or event of default mutually agreed upon between the Supporting Holders and the LLC in writing and delivered to the Trustee (events (i) and (ii), collectively, the “Specified Defaults”) until the earliest of: (a) the occurrence or existence of any event of default under the Indentures, other than the Specified Defaults, that is not cured or waived within any applicable grace or cure period under the Indentures; (b) the failure of the LLC to timely comply with any term, condition, or covenant of the Indenture Forbearance Agreement; (c) the termination of the forbearance period provided under the Second Forbearance Agreement with respect to the Credit Agreement, such forbearance period having not been extended or replaced by another forbearance or similar agreement among the parties thereto within three (3) business days of such termination; (d) the cure of any Specified Default related to any breach of the requirement to provide certain financial information within specified time periods pursuant to Section 4.03 of the Indentures; (e) the LLC’s failure to cause the execution and the delivery of supplemental indentures in respect of each series of Notes substantially in the form provided in the Indenture Forbearance Agreement providing for the payment to the holders of the Notes of the fees specified in the Indenture Forbearance Agreement (or another form reasonably acceptable to the Supporting Holders providing for the payment of the same fees) (the “Supplemental Indentures”), or alternatively the LLC fails to make certain cash fee payment within fifteen business days of August 29, 2025, and (f) 11:59 p.m. ET on October 24, 2025 (the period from August 29, 2025 through the earliest of events (a) through (f) above, the “Indenture Forbearance Period”).
During the Indenture Forbearance Period, the Supporting Holders also agreed (1) in the event that the Trustee or any holder or group of holders of the Notes declares the 2029 Notes and/or the 2032 Notes to be due and payable immediately solely as a result of any Specified Default (an “Acceleration”), the Supporting Holders would (a) deliver written notice and direction to the Trustee to rescind and not seek any remedy under the Indenture in connection with such Acceleration in accordance with the terms of the Indentures and (b) take all other action in the Supporting Holders’ power to cause such Acceleration to be rescinded and cancelled, to the extent permitted by the Indentures, and (2) not to transfer any right, title or interest in their respective Notes, unless (x) such transferee is a party to the Indenture Forbearance Agreement or (y) the transferee executes a joinder agreeing to be bound by the terms of the Indenture Forbearance Agreement if such transferee is not already a party to the Indenture Forbearance Agreement.
As consideration for entering into Indenture Forbearance Agreement, the LLC agreed to pay to each holder of Notes such holder’s pro rata share of (a) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (b) additional interest,

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00% per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025.
Supplemental Indentures
On September 9, 2025, the LLC entered into (a) a second supplemental indenture by and between the LLC and the Trustee amending and supplementing the 2029 Notes Indenture (the “2029 Second Supplemental Indenture”); and (b) a second supplemental indenture (the “2032 Second Supplemental Indenture” and, together with the 2029 Second Supplemental Indenture, the “Supplemental Indentures”) by and between the LLC and the Trustee, amending and supplementing the 2032 Notes Indenture.
The Supplemental Indentures: (a) amend and restate Section 2.01(a) of each of the Indentures to (i) require all Notes to be in minimum denominations of $1.00 and integral multiples of $1.00 in excess thereof and (ii) authorize the payment of the PIK Payments (defined below), which shall be paid in kind as an increase in the principal amount of the Global Notes (as defined in the Indentures) held by Cede & Co., as nominee for the Depositary (as defined in the Indentures); and (b) add a new Section 4.19 to each of the Indentures (i) requiring the LLC to make (A) a special one-time payment in kind (the “Fixed PIK Payment”) on September 17, 2025 (the “Fixed PIK Payment Date”) in an amount equal to $17.50 per $1,000 of the principal amount of the Notes outstanding to the holders of such Notes as of September 16, 2025; and (B) an additional interest payment on the Notes (the “Interest PIK Payment” and, together with the Fixed PIK Payment, the “PIK Payments”) at a rate of 5.00% per annum for each day during the period beginning on, and including, August 1, 2025 and ending on the earlier of (X) October 24, 2025 and (Y) the date of delivery to the Trustee of restated audited annual financials for fiscal years 2022, 2023, and 2024 and unaudited financials for the first quarter of fiscal year 2025.
Pursuant to Section 4.19(c), PIK Payments on the Notes were payable by increasing the principal amount of the outstanding Global Notes by an amount equal to the amount of the applicable PIK Payment (rounded down to the nearest whole dollar) as directed by the LLC. Such increased principal amount is fungible with the Notes issued prior to the applicable date of such PIK Payment and will bear interest from the most recent interest payment date on the Notes prior to the applicable date of such PIK Payment. The principal of all Notes resulting from a PIK Payment will mature on the maturity dates of the Notes.
On October 27, 2025, the Trustee delivered a notice of default under the Indentures related to the Company’s failure to deliver to the Trustee the Company’s consolidated financial statements for the fiscal quarter ending March 31, 2025 within the time period required under the Indenture Forbearance Agreement. The Company is currently within the sixty (60) day cure period provided under the Indentures to remedy such defaults prior to the occurrence of an event of default, which event of default could lead to acceleration of the debt.
Third Forbearance Agreement with Respect to Credit Agreement
On October 10, 2025, the LLC entered into a Third Forbearance Agreement (the “Third Forbearance Agreement”) with the Consenting Lenders, pursuant to which the Consenting Lenders agreed on behalf of all lenders under the Credit Agreement to refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) the occurrence of any event of default other than a Lugano Event of Default; (b) the breach by the LLC of any covenant or provision of the Third Forbearance Agreement; (c) a declaration by the Trustee or any holders of the LLC’s 2029 Notes of any default or event of default under the 2029 Notes Indenture, which has was not cured and for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration; (d) the declaration by the Trustee or any holder of the 2032 Notes of any default or event of default under the 2032 Notes Indenture, which was not cured and for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration; and (e) 11:59 p.m. (Eastern Time) on November 24, 2025 (the period from October 10, 2025 through the earliest of events (a) through (e) above, the “Third Forbearance Period”). However, with respect to the foregoing clauses (c) and (d), if the Administrative Agent agreed to extend the date on which the restated financial statements were required to be delivered as discussed below, such five-business-day requirement would be extended to 10 days.
Prior to the Third Forbearance Agreement becoming effective on October 10, 2025, the LLC was required to deliver, among other things, to the Administrative Agent, for distribution to the lenders, a budget of the LLC’s projected receipts and disbursements for the 13-week period following the such effective date (the “Forbearance Budget”) that was acceptable to the Administrative Agent and the lenders representing at least 50% of the total credit exposure of all lenders under the Credit Agreement, which Forbearance Budget could be updated as

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requested by the LLC if such update was acceptable to the Administrative Agent in its sole discretion. During the Third Forbearance Period, the LLC could not utilize the proceeds of collateral or loans for any purpose not contemplated under the Forbearance Budget and the LLC’s total cash disbursements in any calendar week (excluding disbursements for fees and costs of the Administrative Agent’s financial advisor and counsel) could not exceed the projected total cash disbursements set forth in the Forbearance Budget for such week by more than $1 million in the aggregate.
The Third Forbearance Agreement provided that the LLC may make Restricted Payments (as defined in the Credit Agreement) during the Third Forbearance Period to the extent such Restricted Payments were set forth in the Forbearance Budget and after giving effect thereto and the incurrence of any indebtedness in connection therewith the sum of (i) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control account, plus (ii) unused borrowing availability, was not less than $10,000,000; provided, however, that the foregoing was not the exclusive method by which the LLC may make Restricted Payments. The Third Forbearance Agreement also required the LLC to deliver (i) the restated audited financials for the fiscal year ended December 31, 2024 and any other fiscal years for which restated financials were prepared, and (ii) the financials for the month ended June 30, 2025, both on or before October 24, 2025, which could be extended by the Administrative Agent for no more than 10 days.
On October 21, 2025, the Company was advised that the Administrative Agent agreed to extend to November 3, 2025 the deadline for the delivery of certain restated financial statements as specified in the Third Forbearance Agreement Subsequently, on October 30, 2025, the Consenting Lenders agreed to extend to November 10, 2025 the deadline for delivery of such financial statements.
During the Third Forbearance Period, the lenders under the Credit Agreement, as amended by the Third Forbearance Agreement, were required to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum plus the SOFR rate for an interest period of one month; provided, however, that such credit extensions could not cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million, without the additional capacity at the discretion of the lenders previously allowed under the Second Forbearance Agreement.
Fourth Forbearance Agreement with Respect to Credit Agreement
On November 7, 2025, the LLC entered into a Fourth Forbearance Agreement and Fourth Amendment to Credit Agreement (the “Fourth Forbearance Agreement”) with the Administrative Agent and the Consenting Lenders, which replaced the Third Forbearance Agreement. Pursuant to the Fourth Forbearance Agreement, the Consenting Lenders agreed on behalf of all lenders under the Credit Agreement to refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) the occurrence of any event of default other than a Lugano Event of Default; (b) the breach by the LLC of any covenant or provision of the Fourth Forbearance Agreement; (c) the commencement of any remedies by the Trustee or any holders of either (i) the 2029 Notes based upon any default or event of default under the 2029 Notes Indenture or (ii) the 2032 Notes based upon any default or event of default under the 2032 Notes Indenture; (d) the failure by the LLC to timely deliver the restated audited financials that were required to be delivered to the New York Stock Exchange (“NYSE”) on or before November 19, 2025 (or such later deadline for delivery as determined by NYSE); and (e) 11:59 p.m. (Eastern Time) on November 24, 2025 (the period from November 7, 2025 through the earliest of events (a) through (e) above, the “Fourth Forbearance Period”).
In connection with the Fourth Forbearance Agreement becoming effective on November 7, 2025, the LLC delivered, among other things, to the Administrative Agent, for distribution to the lenders, an updated Forbearance Budget of the LLC’s projected receipts and disbursements for the 13-week period following the effective date of the Fourth Forbearance Agreement, which Forbearance Budget could be updated as requested by the LLC if such update were acceptable to the Administrative Agent in its sole discretion. During the Fourth Forbearance Period, the LLC could not utilize the proceeds of collateral or loans for any purpose not contemplated under the Forbearance Budget and the LLC’s total cash disbursements in any calendar week (excluding disbursements for fees and costs of the Administrative Agent’s financial advisor and counsel) could not exceed the projected total cash disbursements set forth in the Forbearance Budget for such week by more than $1 million in the aggregate.
The Fourth Forbearance Agreement provided that the LLC could make Restricted Payments (as defined in the Credit Agreement) during the Fourth Forbearance Period to the extent such Restricted Payments were set forth in the Forbearance Budget and after giving effect thereto and the incurrence of any indebtedness in connection therewith the sum of (i) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

account, plus (ii) unused borrowing availability, was not less than $10,000,000; provided, however, that the foregoing was not the exclusive method by which the LLC could make Restricted Payments. The Fourth Forbearance Agreement also required the LLC to deliver (i) the restated audited financials for the fiscal year ended December 31, 2024 and any other fiscal years for which restated financials were prepared, and (ii) the financials for the months ended June 30, 2025, July 31, 2025, August 31, 2025 and September 30, 2025, all on or before November 24, 2025.
During the Fourth Forbearance Period, the lenders under the Credit Agreement were required to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum plus the SOFR rate for an interest period of one month; provided, however, that such credit extensions could not cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million.
In addition to the forbearance of the lenders described above, the Fourth Forbearance Agreement also amended the Credit Agreement to, among other modifications, provided the LLC with greater flexibility in connection with the disposition of Lugano assets and in making financing available to Lugano.
Lugano Chapter 11 Proceedings
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Lugano Bankruptcy”). As a result of the Lugano Bankruptcy, effective November 16, 2025, Lugano and its subsidiaries were deconsolidated from the Company’s financial statements pursuant to ASC 810 - Consolidation.
Fifth Forbearance Agreement with Respect to Credit Agreement
On November 24, 2025, the Company entered into a Fifth Forbearance Agreement (the “Fifth Forbearance Agreement”) with the Administrative Agent and the Consenting Lenders, pursuant to which the Consenting Lenders agreed on behalf of all lenders under the Credit Agreement to refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) the occurrence of any event of default other than a Lugano Event of Default; (b) the breach by the Company of any covenant or provision of the Fifth Forbearance Agreement; (c) the commencement of any remedies by the trustee or any holders of either (i) the 2029 Notes based upon any default or event of default under the 2029 Notes Indenture, or (ii) the 2032 Notes based upon any default or event of default under the 2032 Notes Indenture; and (d) 11:59 p.m. (Eastern Time) on December 19, 2025 (the period from the Effective Date through the earliest of events (a) through (d) above, the “Fifth Forbearance Period”).
In connection with the Fifth Forbearance Agreement becoming effective, the Company delivered, among other things, to the Administrative Agent, for distribution to the lenders, an updated Forbearance Budget of the LLC’s projected receipts and disbursements for the 13-week period following the effective date of the Fifth Forbearance Agreement, which Forbearance Budget may be updated as requested by the Company if such update is acceptable to the Administrative Agent in its sole discretion. During the Fourth Forbearance Period, the Company cannot utilize the proceeds of collateral or loans for any purpose not contemplated under the Forbearance Budget and the Company’s total cash disbursements in any calendar week (excluding disbursements for fees and costs of the Administrative Agent’s financial advisor and counsel) cannot exceed the projected total cash disbursements set forth in the Forbearance Budget for such week by more than $1 million in the aggregate.
The Fifth Forbearance Agreement provides that the Company may make Restricted Payments (as defined in the Credit Agreement) during the Fifth Forbearance Period to the extent such Restricted Payments are set forth in the Forbearance Budget and after giving effect thereto and the incurrence of any indebtedness in connection therewith the sum of (i) all cash of the Company on deposit with the Administrative Agent or subject to a qualifying control account, plus (ii) unused borrowing availability, is not less than $10,000,000; provided, however, that the forgoing is not the exclusive method by which the Company may make Restricted Payments. The Fifth Forbearance Agreement also requires the Company to deliver the restated audited financials for the fiscal year ended December 31, 2024 and any other fiscal years for which restated financials are prepared on or before December 5, 2025, which requirement has been satisfied by the filing of this Form 10-K/A.
During the Forbearance Period, the lenders under the Credit Agreement will honor requests for credit extensions from the Company for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum plus the SOFR rate for an interest period of one month; provided, however, that such credit extensions shall not cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the modification of certain documents in connection with the Lugano Bankruptcy will require the prior written consent of the Administrative Agent or both the Administrative Agent and the Consenting Lenders.
Because we did not deliver the restated consolidated financial statements included in this Form 10-K/A until December 8, 2025, the Fifth Forbearance Agreement expired on December 6, 2025. Accordingly, the Credit Agreement lenders may elect to exercise the remedies available to them, including but not limited declaring our borrowings under the credit agreement due and payable, discontinuing further lending commitments, imposing cash dominion or other cash-management controls, and instructing the Company’s debtors and customers (and those of our subsidiaries) to remit payments directly to the Administrative. If our borrowings under the Credit Agreement are accelerated and the acceleration is not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 2029 Notes and 2032 Notes would have the right to declare the notes due and payable.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1)	Deductions	Balance at end of Year
	As Restated	As Restated		As Restated	As Restated
Sales allowance accounts - 2024	$7,201	$2,051	$199	$2,963	$6,488
Sales allowance accounts - 2023	$8,308	$134	$(41)	$1,200	$7,201
Sales allowance accounts - 2022	$11,154	$(1,466)	$147	$1,527	$8,308

Valuation allowance for deferred tax assets - 2024	$84,334	$97,920	$—	$292	$181,962
Valuation allowance for deferred tax assets - 2023	$50,149	$46,109	$—	$11,924	$84,334
Valuation allowance for deferred tax assets - 2022	$14,503	$36,040	$—	$394	$50,149

(1)Represents opening allowance balances related to acquisitions made during the period indicated.

S-1

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.12
Agreement and Plan of Merger, dated December 27, 2024, by and among (i) ERGO Acquisition LLC; (ii) Aloha Merger Sub LLC; (iii) EBP Lifestyle Brands Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the stockholder representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on December 30, 2024 (File No. 001-34927)).

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

10.13†	First Amended and Restated Employment Agreement dated January 13, 2025 between Compass Group Management LLC and Stephen Keller.

INDEX TO EXHIBITS

Exhibit Number	Description
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

INDEX TO EXHIBITS

Exhibit Number	Description

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith.
†	Denotes management contracts and compensatory plans or arrangements.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.