Form 10-Q
period 2025-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2025-12-18
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(Address of principal executive office)
(203) 221-1703
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 15, 2025, there were 75,235,966 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2025

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
•the "2022 Term Loan" refers to the $400 million term loan provided by the 2022 Credit Facility, plus the additional $200 million term loan provided pursuant to a First Incremental Facility Amendment dated as of January 9, 2025 (“First Amendment”), plus up to $100 million delay draw term loan that could be drawn and provided pursuant to the First Amendment;
•the "LLC Agreement" refers to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021, as further amended;
•the “Management Services Agreement” or “MSA” refer to the Management Services Agreement with CGM effective May 16, 2006, as amended; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, Adjusted EBITDA, and Adjusted Earnings and ability to make quarterly distributions, (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures and (iii) our plans to regain covenant compliance under our 2022 credit facility. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on December 8, 2025 as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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
•our reliance on receipts from our subsidiaries to make distributions to our shareholders;
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
Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of the risks that could cause our actual results to differ appears under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and our 2024 Form 10-K/A.
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Form 10-Q may not occur. These forward-looking statements are made as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise, except as required by law.

EXPLANATORY NOTE
As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 as a result of an investigation commenced in April 2025 by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) into the financial, accounting, and inventory practices of our Lugano Holding Inc. ("Lugano") subsidiary (the investigation, the “Lugano Investigation”), as described in the Explanatory Note in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on December 8, 2025 (the “2024 Form 10-K/A”). The Company delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Form 10-Q”) until the completion of the Lugano Investigation and the restatement of the Company’s prior financial information as set forth in the 2024 Form 10-K/A.
Please refer to the 2024 Form 10-K/A and subsequent filings with the SEC for more information concerning the Lugano Investigation and its findings (see the “Explanatory Note” in the 2024 Form 10-K/A), certain events subsequent to the period ended March 31, 2025 relating to or resulting from the Lugano Investigation, our restatement of financial information as of December 31, 2024, 2023 and 2022 and for the fiscal years ended December 31, 2024, 2023, and 2022 as well as the interim periods in the fiscal years ended December 31, 2024, 2023, and 2022 (see Notes C and S to the consolidated financial statements of the Company included in Part II, Item 8. of the 2024 Form 10-K/A), and remediation actions taken and contemplated following the Lugano Investigation (see Part II, Item 9A of the 2024 Form 10-K/A).

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(in thousands)	(Unaudited)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$146,235	$59,659
Accounts receivable, net	196,422	207,172
Inventories, net	598,847	571,248
Prepaid expenses and other current assets	123,705	126,692
Total current assets	1,065,209	964,771
Property, plant and equipment, net	245,612	244,746
Goodwill	895,420	895,916
Intangible assets, net	960,760	983,396
Other non-current assets	199,947	208,593
Total assets	$3,366,948	$3,297,422
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$100,138	$103,239
Accrued expenses	326,322	318,476
Due to related parties (refer to Note O)	17,738	18,036
Current portion, long-term debt	1,860,064	1,774,290
Subsidiary financing arrangements (refer to Note H)	181,682	169,765
Other current liabilities	51,440	49,617
Total current liabilities	2,537,384	2,433,423
Deferred income taxes	101,521	108,091
Long-term debt (refer to Note H)	—	—
Other non-current liabilities	214,398	225,334
Total liabilities	2,853,303	2,766,848

Commitments and contingencies (refer to Note N)

Stockholders’ equity
Trust preferred shares, 50,000 authorized; 20,069 shares issued and outstanding at March 31, 2025 and 17,497 shares issued and outstanding at December 31, 2024
Series A preferred shares, no par value; 4,673 shares issued and outstanding at March 31, 2025 and 4,551 shares issued and outstanding at December 31, 2024	111,907	109,159
Series B preferred shares, no par value; 7,494 shares issued and outstanding at March 31, 2025 and and 6,192 shares issued and outstanding at December 31, 2024	177,112	147,906
Series C preferred shares, no par value; 7,902 shares issued and outstanding at March 31, 2025 and 6,754 shares issued and outstanding at December 31, 2024	187,950	161,767
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at March 31, 2025 and 76,135 issued and 75,236 outstanding at December 31, 2024	1,288,975	1,289,010
Treasury shares, at cost	(18,910)	(18,910)
Accumulated other comprehensive loss	(4,087)	(5,337)
Accumulated deficit	(1,062,211)	(1,004,975)
Total stockholders’ equity attributable to Holdings	680,736	678,620
Noncontrolling interest	(167,091)	(148,046)
Total stockholders’ equity	513,645	530,574
Total liabilities and stockholders’ equity	$3,366,948	$3,297,422
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
		(As Restated)
Net revenues	$453,775	$410,826
Cost of revenues	257,743	235,874
Gross profit	196,032	174,952
Operating expenses:
Selling, general and administrative expense	150,377	137,724
Management fees	18,863	17,942
Amortization expense	23,351	23,211
Impairment expense	—	8,182
Operating income (loss)	3,441	(12,107)
Other income (expense):
Interest expense, net	(35,851)	(25,267)
Amortization of debt issuance costs	(1,125)	(1,005)
Other income (expense), net	(13,681)	(47,442)
Loss from continuing operations before income taxes	(47,216)	(85,821)
Provision for income taxes	2,538	3,110
Loss from continuing operations	(49,754)	(88,931)
Income from discontinued operations, net of income taxes	—	317
Gain on sale of discontinued operations, net of income taxes	44	3,345
Net loss	(49,710)	(85,269)
Less: Net loss from continuing operations attributable to noncontrolling interest	(19,717)	(28,756)
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	(336)
Net loss attributable to Holdings	$(29,993)	$(56,177)

Amounts attributable to Holdings
Loss from continuing operations	$(30,037)	$(60,175)
Income from discontinued operations, net of income tax	—	653
Gain on sale of discontinued operations, net of income tax	44	3,345
Net loss attributable to Holdings	$(29,993)	$(56,177)

Basic income (loss) per common share attributable to Holdings (refer to Note I)
Continuing operations	$(0.59)	$(1.57)
Discontinued operations	—	0.05
Basic income (loss) per common share attributable to Holdings (refer to Note I)	$(0.59)	$(1.52)

Basic weighted average number of shares of common shares outstanding	75,236	75,274

Cash distributions declared per Trust common share (refer to Note I)	$0.25	$0.25

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
		(As restated)
Net loss	$(49,710)	$(85,269)
Other comprehensive income (loss)
Foreign currency translation adjustments	(244)	(1,173)
Pension benefit liability, net	1,494	(833)
Other comprehensive income (loss)	1,250	(2,006)
Total comprehensive loss, net of tax	(48,460)	(87,275)
Less: Net loss attributable to noncontrolling interests	(19,717)	(29,092)
Less: Other comprehensive loss attributable to noncontrolling interests	(346)	(30)
Total comprehensive loss attributable to Holdings, net of tax	$(28,397)	$(58,153)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2024, as restated	$96,417	$96,504	$110,997	$1,281,303	$(9,339)	$(646,225)	$3	$929,660	$(89,991)	$16,756	$856,425
Net loss	—	—	—	—	—	(56,177)	—	(56,177)	(28,756)	(336)	(85,269)
Total other comprehensive loss, net	—	—	—	—	—	—	(2,006)	(2,006)	—	—	(2,006)
Issuance of Trust common shares	—	—	—	1,218	—	—	—	1,218	—	—	1,218
Issuance of Trust preferred shares	183	89	555	—	—	—	—	827			827
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,071	259	4,330
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(2,510)	—	(2,510)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(614)	—	(614)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Distributions paid - Allocation Interests (refer to Note I)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,818)	—	(18,818)	—	—	(18,818)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,045)	—	(6,045)	—	—	(6,045)
Balance — March 31, 2024, as restated	$96,600	$96,593	$111,552	$1,282,521	$(9,339)	$(776,206)	$(2,003)	$799,718	$(76,126)	$16,679	$740,271

Balance — January 1, 2025, as restated	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(1,004,975)	$(5,337)	$678,620	$(148,046)	$—	$530,574
Net loss	—	—	—	—	—	(29,993)	—	(29,993)	(19,717)	—	(49,710)
Total other comprehensive income, net	—	—	—	—	—	—	1,250	1,250	—	—	1,250
Issuance of Trust common shares	—	—	—	(35)	—	—	—	(35)	—	—	(35)
Issuance of Trust preferred shares	2,748	29,206	26,183	—	—	—	—	58,137	—	—	58,137
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,012	—	4,012
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	1,362	—	1,362
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(4,665)	—	(4,665)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(37)	—	(37)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,809)	—	(18,809)	—	—	(18,809)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(8,434)	—	(8,434)	—	—	(8,434)
Balance — March 31, 2025	$111,907	$177,112	$187,950	$1,288,975	$(18,910)	$(1,062,211)	$(4,087)	$680,736	$(167,091)	$—	$513,645

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
		(As Restated)
Cash flows from operating activities:
Net loss	$(49,710)	$(85,269)
Income from discontinued operations	—	317
Gain on sale of discontinued operations	44	3,345
Loss from continuing operations	(49,754)	(88,931)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	12,301	10,731
Amortization expense - intangibles	23,351	23,211
Amortization expense - inventory step-up	—	2,668
Amortization of debt issuance costs	1,125	1,005
Impairment expense	—	8,182
Noncontrolling stockholder stock based compensation	4,012	4,071
Provision for receivable and inventory reserves	(26)	(779)
Deferred income taxes	(6,874)	(5,571)
Other	(912)	476
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,940	9,020
Inventories	(27,839)	6,093
Other current and non-current assets	5,768	2,547
Accounts payable and accrued expenses	1,560	(453)
Cash used in operating activities - continuing operations	(29,348)	(27,730)
Cash provided by operating activities - discontinued operations	—	2,362
Cash used in operating activities	(29,348)	(25,368)
Cash flows from investing activities:
Acquisitions, net of cash acquired	495	(379,524)
Purchases of property and equipment	(13,100)	(7,725)
Proceeds from sale of businesses	44	3,345
Other investing activities	(361)	1,505
Cash used in investing activities - continuing operations	(12,922)	(382,399)
Cash used in investing activities - discontinued operations	—	(79)
Cash used in investing activities	(12,922)	(382,478)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
		(As Restated)
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	(35)	1,218
Proceeds and expenses from issuance of Trust preferred shares, net	58,137	827
Borrowings - revolving credit facility	50,000	100,000
Repayments - revolving credit facility	(160,000)	(54,000)
Borrowings - term loan	200,000	—
Principal payments - term loan	(3,750)	(2,500)
Subsidiary financing arrangements - borrowings	24,007	40,519
Subsidiary financing arrangements - repayments	(8,361)	(28,352)
Distributions paid - common shares	(18,809)	(18,818)
Distributions paid - preferred shares	(8,434)	(6,045)
Distributions paid - allocation interests	—	(48,941)
Net proceeds provided by noncontrolling shareholders	1,362	—
Net proceeds provided by noncontrolling shareholders - acquisitions	—	41,674
Purchase of noncontrolling interest	(4,665)	(2,510)
Debt issuance costs	(1,199)	—
Other	(13)	—
Net cash provided by financing activities	128,240	23,072
Foreign currency impact on cash	606	(989)
Net (decrease) increase in cash and cash equivalents	86,576	(385,763)
Cash and cash equivalents — beginning of period (1)	59,659	450,409
Cash and cash equivalents — end of period (2)	$146,235	$64,646

Supplemental Cash Flow Disclosure:
Non-cash financing activities (3)	$3,730	$—

(1) Includes cash from discontinued operations of $3.8 million at January 1, 2024.
(2) Includes cash from discontinued operations of $5.1 million at March 31, 2024.
(3) Represents the non-cash settlement of Lugano financing arrangements.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2025

Note A - Presentation and Principles of Consolidation
Compass Diversified Holdings, a Delaware statutory trust (the "Trust") and Compass Group Diversified Holdings LLC, a Delaware limited liability company (the "LLC"), were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings, LLC are referred to as the "Company". In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as further amended and restated, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as further amended and restated, the "LLC Agreement")) of the LLC and, pursuant to the LLC Agreement, the LLC has, outstanding, the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.

The LLC is a controlling owner of nine businesses, or operating segments, at March 31, 2025. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holding, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note P - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day-to-day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2025 and March 31, 2024 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2024 Form 10-K/A.
Going Concern
As of the date of filing this Form 10-Q, the Company is not in compliance with certain financial and other covenants under its 2022 Credit Facility. These instances of noncompliance include (i) breaches of financial covenants under the 2022 Credit Facility in historical periods (including December 31, 2024), resulting from required retesting of such covenants in connection with the restatement of our consolidated financial statements for the fiscal years as of and ended December 31, 2022, 2023, and 2024 and the interim periods therein, (ii) and prior defaults and events of default resulting from the circumstances related to Lugano.
The Company is currently operating under a forbearance agreement with its lenders under the 2022 Credit Facility as described in “Note Q – Subsequent Events”, while the Company negotiates an amendment to the 2022 Credit Facility to account for the deconsolidation of Lugano from the Company’s financial statements and Lugano’s entry into Chapter 11 proceedings (also as discussed in more detail in “Note Q – Subsequent Events”). The forbearance agreement is scheduled to expire on December 19, 2025. If an amendment to the 2022 Credit Facility is not executed on or before December 19, 2025, then beginning December 20, 2025 the lenders under the 2022 Credit Facility may elect to exercise the remedies available to them, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent.
If our borrowings under the 2022 Credit Facility are accelerated and the acceleration is not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 5.250% Senior Notes due

2029 (the "2029 Notes" or "2029 Senior Notes") and 5.000% Senior Notes due 2032 (the “2032 Notes” or "2032 Senior Notes") would have the right to declare the notes due and payable as well.
Because there can be no assurance that amendments to the Company’s debt instruments or any other relief will be obtained before an acceleration remedy would become available to the 2022 Credit Facility lenders or the holders of the 2029 Notes and 2032 Notes, management has concluded, applying the going-concern guidance under U.S. GAAP, that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Form 10-Q are issued. Although the Company is actively negotiating an amendment to the 2022 Credit Facility that would include a waiver of ongoing noncompliance, that amendment has not been executed, is not fully within the Company’s control, and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt.
The Company is pursuing various operational and financial initiatives intended to strengthen liquidity and reduce leverage, including evaluating potential subsidiary divestitures, organic deleveraging actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been assumed in the Company’s going concern evaluation and may not be achieved on the timetable necessary to alleviate the substantial doubt described above.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and satisfy its liabilities in the ordinary course of business. For additional information regarding the impact of the Company’s covenant noncompliance on the classification of the Company’s indebtedness, see “Note H – Debt”.
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
Discontinued Operations
The Company completed the sale of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”) during the fourth quarter of 2024. The results of operations of Ergobaby are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2024. Refer to Note C - "Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
Restatement of Previously Reported Interim Financial Statements
As previously disclosed, in April 2025 the Audit Committee of Board of Directors (the “Audit Committee”) of the Company commenced an internal investigation into the financing, accounting, and inventory practices of Lugano Holding, Inc. (“Lugano”), a subsidiary and operating segment of the Company, based on concerns reported to Company management as to these practices. The findings of the investigation (the "Lugano Investigation") identified certain unrecorded financing arrangements and irregularities in sales, cost of sales, inventory, and accounts receivable recorded by Lugano. As a result of these findings, the Company restated its previously issued audited consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 as well as the interim periods in the years ended December 31, 2024, 2023 and 2022 (collectively, the “Affected Periods”) for the correction of historical financial information related to Lugano. Management identified misstatements in each of the Affected Periods that the Company deemed to be material as a result of the Lugano Investigation.
Previously reported information as of March 31, 2024 and for the three months ended March 31, 2024 in this Form 10-Q have been updated to reflect the restatement.
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year, however, due to various acquisitions in the last three years, there has generally been less seasonality in our net sales on a consolidated basis in recent years than there was historically.
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This guidance will require, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The guidance went into effect for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new standard as of the year ended December 31, 2024, and applied it retrospectively to all prior periods presented (refer to "Note P - Operating Segment Data").
Recently Issued Accounting Pronouncements
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance will require, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The guidance will be effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company has determined that this ASU will result in additional disclosures in our consolidated financial statements.
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
Note B — Acquisitions
The acquisitions of our businesses are accounted for under the acquisition method of accounting. For each platform acquisition, the Company typically structures the transaction so that a newly created holding company acquires 100% of the equity interests in the acquired business. The entirety of the purchase consideration is paid by the newly created holding company to the selling shareholders. The total purchase consideration is the amount paid to the selling shareholders and we will, from time to time, allow the selling shareholder to reinvest a portion of their proceeds alongside the Company at the same price per share, into the holding company that acquires the target business. Once the acquisition is complete, the selling shareholders no longer hold equity interests in the acquired company, but rather hold noncontrolling interests in the holding company that acquired the target business. Because the selling shareholders are investing in the transaction alongside the Company at the same price per share as the Company and are not retaining their existing equity in the acquired business, the Company includes the amount provided by noncontrolling shareholders in the total purchase consideration.
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
Unaudited proforma information
The following unaudited proforma data for the three months ended March 31, 2024 gives effect to the acquisition of The Honey Pot Co., as described above, and the disposition of Ergo, as if these transactions had been completed as of January 1, 2024. The proforma data gives effect to historical operating results with adjustments to interest expense, amortization expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Three months ended
(in thousands, except per share data)	March 31, 2024
(As Restated)
Net sales	$421,497
Gross profit	$181,286
Operating loss	$(11,798)
Net loss from continuing operations	$(89,103)
Net loss from continuing operations attributable to Holdings	$(60,568)
Basic and fully diluted net loss per share attributable to Holdings	$(1.57)
Other acquisitions
Altor Solutions
Lifoam - On October 1, 2024, Altor Solutions acquired 100% of the outstanding equity interests of Lifoam Industries LLC, a Delaware limited liability company (“Lifoam”) pursuant to a Purchase and Sale Agreement entered into on August 19, 2024 (the “Lifoam Acquisition”). Lifoam is a manufacturer and distributor of temperature-controlled shipping solutions. The purchase price was $139.3 million, after working capital settlement and other adjustments to the purchase price. Altor incurred transaction costs of approximately $1.8 million, which were included in selling, general and administrative expense in the consolidated statement of operations in the quarter ended December 31, 2024. The acquisition and related transaction costs were funded through additional term loans of $143.7 million under the Altor intercompany credit agreement. The Company funded the additional intercompany loans used for the acquisition of Lifoam with a draw on the 2022 Revolving Credit Facility. Altor recorded a purchase price allocation of $19.4 million in goodwill, which is expected to be deductible for income tax purposes, $49.4 million in intangible assets comprised of $39.5 million in customer relationships and $9.9 million in tradenames, $24 million in capital asset step-up and $1.6 million in inventory step-up. The purchase price allocation was finalized in the first quarter of 2025.

Note C — Dispositions
Sale of Ergobaby
On December 27, 2024, the LLC, solely in its capacity as the representative of the holders of stock and options of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Ergobaby Merger Agreement”) with ERGO Acquisition LLC (“Ergo Acquirer”), Aloha Merger Sub LLC (“Aloha Merger Sub”) and Ergobaby, to sell to Ergo Acquirer all of the issued and outstanding securities of Ergobaby, the parent company of the operating entity, The ERGO Baby Carrier, Inc., through a merger of Aloha Merger Sub with and into Ergobaby, with Ergobaby surviving the merger and becoming a wholly owned subsidiary of Acquirer (the “Ergobaby Merger”). On the same day, December 27, 2024, the parties completed the Ergobaby Merger pursuant to the Ergobaby Merger Agreement.
The sale price of Ergobaby was based on an enterprise value of $104 million and will be subject to certain adjustments based on matters such as transaction expenses of Ergobaby, the net working capital and cash and debt balances of Ergobaby at the time of the closing. The LLC owned approximately 82% of the outstanding stock of Ergobaby on a fully diluted basis prior to the Ergobaby Merger. After the allocation of the sales price to Ergobaby non-controlling equityholders and the payment of transaction expenses, the Company received approximately $99.1 million of total proceeds at closing. This amount was in respect of its debt and equity interests in Ergobaby (which was acquired by the Company on September 16, 2010) and the payment of accrued interest. The Company recorded a pre-tax gain on the sale of Ergobaby of $6.1 million. The proceeds from the Ergobaby sale were used to pay down outstanding debt under the Company’s Revolving Credit facility.
Summarized results of operations of Ergobaby for the three months ended March 31, 2024 are as follows (in thousands):

Three months ended March 31, 2024
Net sales	$21,218
Gross profit	13,958
Operating loss	(998)
Loss from operations before income taxes (1)	(993)
Provision (benefit) for income taxes	(1,310)
Income from discontinued operations (1)	$317
(1) The results of operations for the three months ended March 31, 2024, excludes $2.1 million of intercompany interest expense.
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
The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2025 and 2024 (in thousands):

Three months ended March 31, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$104,841	$4,964	$7,910	$3,918	$7,737	$129,370
BOA (1)	14,326	—	23,809	10,681	61	48,877
Lugano	22,367	—	1,163	95	3,220	26,845
PrimaLoft (1)	331	—	770	22,218	326	23,645
The Honey Pot Co.	36,177	—	—	—	14	36,191
Velocity Outdoor	12,894	—	39	—	268	13,201
Altor	70,568	5,689	—	—	—	76,257
Arnold	21,993	71	9,459	1,630	855	34,008
Sterno	62,862	—	803	—	1,716	65,381
Total	$346,359	$10,724	$43,953	$38,542	$14,197	$453,775

Three months ended March 31, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
						(As restated)
5.11	$96,170	$7,499	$8,092	$4,064	$9,149	$124,974
BOA (1)	12,561	9	17,050	13,169	114	42,903
Lugano (as restated)	10,143	158	—	492	—	10,793
PrimaLoft (1)	101	—	1,196	21,118	126	22,541
The Honey Pot	20,078	—	—	—	87	20,165
Velocity Outdoor	26,185	381	527	169	2,637	29,899
Altor	46,544	6,860	—	—	—	53,404
Arnold	27,933	91	11,004	1,431	828	41,287
Sterno	62,486	—	584	1	1,789	64,860
Total (as restated)	$302,201	$14,998	$38,453	$40,444	$14,730	$410,826
(1)For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.

Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Machinery and equipment	$273,105	$269,367
Furniture, fixtures and other	74,899	72,721
Leasehold improvements	123,896	120,046
Buildings and land	11,547	11,375
Construction in process	27,885	24,807
	511,332	498,316
Less: accumulated depreciation	(265,720)	(253,570)
Total	$245,612	$244,746
Depreciation expense was $12.3 million and $10.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Inventory
Inventory is comprised of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
		(As Restated)
Raw materials	$81,704	$80,145
Work-in-process	22,268	19,672
Finished goods	539,330	515,242
Less: obsolescence reserve	(44,455)	(43,811)
Total	$598,847	$571,248
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
2025 Annual Impairment Testing
For the Company's annual impairment testing at March 31, 2025, the Company performed a qualitative assessment of our reporting units with goodwill balances. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of the reporting units tested except PrimaLoft exceeded their carrying value. Based on our analysis, the Company determined that the PrimaLoft operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. The Company performed a quantitative test of PrimaLoft using an income approach and a market approach to determine the fair value of the PrimaLoft reporting unit. The discount rate used in the income approach was 11.3%. The results of the testing indicated that the fair value of PrimaLoft exceeded the carrying value by 12.1%.
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
The following is a summary of the net carrying amount of goodwill at March 31, 2025 and December 31, 2024, is as follows (in thousands):

	March 31, 2025	December 31, 2024
		(As Restated)
Goodwill - gross carrying amount	$1,311,317	$1,311,813
Accumulated impairment losses (1)	(415,897)	(415,897)
Goodwill - net carrying amount	$895,420	$895,916
(1) Comprised of accumulated goodwill impairment expense of $260.6 million at Lugano (as restated), $72.7 million at Velocity, $24.9 million at Arnold and $57.8 million at PrimaLoft.
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2025 by operating segment (in thousands):

	Balance at January 1, 2025	Acquisitions/Measurement Period Adjustments	Balance at March 31, 2025
	(As Restated)
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Lugano (as restated)	—	—	—
PrimaLoft	232,536	—	232,536
The Honey Pot Co.	107,039	—	107,039
Velocity Outdoor	—	—	—
Altor	114,619	(496)	114,123
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Total (as restated)	$895,916	$(496)	$895,420
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of the indefinite lived intangible asset in connection with the annual impairment testing for 2025 and 2024. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting unit that maintains an indefinite lived intangible assets exceeded the carrying value.

Other intangible assets are comprised of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
				(As Restated)	(As Restated)	(As Restated)
Customer relationships	$772,033	$(324,351)	$447,682	$772,361	$(311,357)	$461,004
Technology and patents	199,329	(81,840)	117,489	198,865	(78,175)	120,690
Trade names, subject to amortization	454,244	(90,210)	364,034	453,792	(83,706)	370,086
Non-compete agreements	1,588	(1,343)	245	1,588	(1,282)	306
Other contractual intangible assets	210	(210)	—	210	(210)	—
Total	1,427,404	(497,954)	929,450	1,426,816	(474,730)	952,086
Trade names, not subject to amortization	30,810	—	30,810	30,810	—	30,810
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,458,714	$(497,954)	$960,760	$1,458,126	$(474,730)	$983,396
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $23.4 million and $23.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2025 and the next four years, is as follows (in thousands):

2025	2026	2027	2028	2029

$69,640	$90,662	$81,872	$79,770	$79,649
Note G — Warranties
The Company’s BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2025 and the year ended December 31, 2024 is as follows (in thousands):

Warranty liability	Three months ended March 31, 2025	Year ended December 31, 2024

Beginning balance	$1,121	$1,258
Provision for warranties issued during the period	493	2,332
Fulfillment of warranty obligations	(416)	(2,469)
Ending balance	$1,198	$1,121
Note H — Debt
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
Net availability under the 2022 Revolving Credit Facility was approximately $596.6 million at March 31, 2025, however, the Company was not in compliance with the financial covenants contained in the 2022 Credit Facility as of March 31, 2025 and as a result, the availability of the 2022 Revolving Credit Facility at March 31, 2025 would have been limited. Letters of credit outstanding at March 31, 2025 totaled approximately $3.5 million.
The 2022 Revolving Credit Facility is secured by all of the assets of the LLC, including all of its equity interests in, and loans to, its subsidiaries.
Please see "Note Q – Subsequent Events” for additional information concerning the 2022 Credit Facility.
Amendment of 2022 Credit Facility
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment (the “Amendment”) to its existing 2022 Credit Facility. The Amendment was by and among the LLC, the lenders party thereto, and Bank of America, N.A., as administrative agent for the Lenders (the “Administrative Agent”).
The Amendment modifies the 2022 Credit Facility to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million (the “Incremental Term Loan”) on the date of the Amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million (the “Incremental Delayed Draw Term Loan Commitments,” and the loan drawn thereunder is referred to herein as the “Incremental Delayed Draw Term Loan”), which may be reduced or terminated by the LLC upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan will be used for new acquisitions, working capital, capital expenditures and other general corporate purposes.
The Incremental Term Loan, along with the existing term loan under the Credit Agreement, requires quarterly repayments of principal amounts ranging from $3.75 million to $11.25 million, which commenced on March 31, 2025, with a final payment of principal and interest due on July 12, 2027.

The LLC will pay to the Administrative Agent, for the account of each Lender in accordance with its applicable percentage of the Incremental Delayed Draw Term Loan Commitments, a commitment fee equal to the product of (i) a rate ranging from 0.25% to 0.45% per annum, based on the Consolidated Total Leverage Ratio, times (ii) the actual daily amount by which the Incremental Delayed Draw Term Loan Commitments exceed the Incremental Delayed Draw Term Loan. Such commitment fee only accrues during the period when the Incremental Delayed Draw Term Loan Commitments are available (the “Availability Period”), which is the period from January 9, 2025 to the earlier of (a) July 9, 2025 and (b) the date on which the Incremental Delayed Draw Term Loan Commitments have been terminated.
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
Please see "Note Q – Subsequent Events” for additional information concerning the 2022 Credit Facility.
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
The proceeds from the sale of the 2032 Notes were used to repay a portion of our debt outstanding under the 2021 Revolving Credit Facility.
Please see "Note Q – Subsequent Events” for additional information concerning the 2032 Senior Notes.
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
Please see "Note Q – Subsequent Events” for additional information concerning the 2029 Senior Notes.
Covenants
The Company is subject to certain customary affirmative and restrictive covenants arising under the 2022 Credit Facility. The following table reflects actual and required financial ratios as of March 31, 2025 included as part of the affirmative covenants in the 2022 Credit Facility:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.50: 1.00	0.62:1:00
Total Secured Debt to EBITDA Ratio	Less than or equal to 3.50: 1.00	1.69:1:00
Total Debt to EBITDA Ratio	Less than or equal to 5.00: 1.00	6.46:1:00

Borrowings under our 2022 Credit Facility are subject to certain conditions and customary events of default, including, without limitation, failure to make payments, cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments, and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2022 Credit Facility may be declared immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2022 Credit Facility. The Company was not in compliance with such financial covenants as of March 31, 2025 and the year ended December 31, 2024 and had not received forbearance or other relief from its lenders as of those dates. As a result, the lenders had the contractual right on those dates to accelerate the Company’s outstanding obligations under the 2022 Credit Facility. Accordingly, the Company has classified outstanding borrowings under the 2022 Term Loan and 2022 Revolving Credit facility as current at March 31, 2025 and December 31, 2024 in the Consolidated Financial Statements. Furthermore, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights, the 2029 Notes and 2032 Notes have also been classified as current at March 31, 2025 and December 31, 2024 in the Condensed Consolidated Financial Statements.
Lugano Financing Arrangements
Lugano entered into various financing arrangements with third parties that were not recorded in the financial statements of Lugano as debt. Pursuant to some of these agreements, the third-party investors agreed to provide a specific amount of cash to purportedly jointly invest with Lugano in a specified jewel or piece of jewelry. The arrangements provided that Lugano would be responsible for purchasing, holding and insuring the jewelry until Lugano found a buyer or the third-party investor otherwise requested a return of their cash contribution. According to the terms of the arrangement, the third-party investors made an upfront payment to Lugano in exchange for the right to receive a return of their initial investment plus either (i) a portion of the profit when the jewelry was sold to a buyer, or (ii) interest on their invested cash if the third-party requested to liquidate their investment prior to the sale of the specified jewelry to a buyer. Lugano also entered into financing arrangements that were not specific to the acquisition of a specified jewel or piece of jewelry. These arrangements involved cash receipts that were recorded as payment of accounts receivable balances or customer deposits and cash payments that were recorded as inventory purchases or purchase deposits. Other financing arrangements with third parties involved the receipt of cash by Lugano from third parties and repayment of cash to those third parties that was not associated with purported investment in a specified jewel or piece of jewelry.
In connection with the Lugano Investigation, the Company determined that the inventory and sales transactions recorded in connection with these financing agreements were invalid because they were inconsistent with the underlying substance of the agreements. These financing arrangements represent debt and the financing arrangements and related interest expense have been recorded in the restated consolidated financial statements. Interest expense was determined based on documentation related to the underlying arrangement or, when no documentation existed related to the financing arrangement, imputed based on various factors associated with the arrangement. Certain financing arrangements that were entered into during 2024 and the three months ended March 31, 2025 contained unique interest terms reflecting a guaranteed return on the arrangements that have resulted in a calculation of interest expense at a higher rate than the historical effective interest rate on the Lugano financing arrangements. The Lugano financing arrangements have been classified as current in the accompanying condensed consolidated balance sheets for the periods ended March 31, 2025 and December 31, 2024.
The following table provides the Lugano financing arrangements and effective interest rates at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
			(As Restated)
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Lugano financing arrangements	19.54%	$181,682	11.43%	$169,765

The following table provides the Company’s outstanding long-term debt and effective interest rates at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	6.73%	571,250	7.60%	375,000
2022 Revolving Credit Facility		—	7.62%	110,000
Less: Unamortized debt issuance costs		(11,186)		(10,710)
Total debt		$1,860,064		$1,774,290
Less: Current Portion, term loan facilities		(1,860,064)		(1,774,290)
Long-term debt		$—		$—
The following table reflects the annual maturities of the Company's debt obligations, including the Lugano financing arrangements which are classified as current. As noted above, the Company was not in compliance with certain of its covenants under the 2022 Credit Facility as of the quarter ended March 31, 2025 and the year ended December 31, 2024 and as a result, the 2022 Revolving Credit Facility, the 2022 Term Loan and the 2029 and 2032 Senior Notes have been classified as current in the accompanying Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024. Annual maturities of the Company's debt obligations are as follows (in thousands):

Remainder of 2025 (1)	$200,432
2026	37,500
2027	515,000
2028	—
2029	1,000,000
2030 and thereafter	300,000
$2,052,932
(1) Debt obligations in 2025 include $181.7 million in Lugano financing arrangements, which are classified as current in the accompanying condensed consolidated balance sheet.
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2025
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$268,500
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$940,000
Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. Since the Company can borrow, repay and reborrow principal under the 2022 Revolving Credit Facility, the debt issuance costs associated with the 2022 Revolving Credit Facility have been classified as other non-current assets in the accompanying condensed consolidated balance sheet. The debt issuance costs associated with the 2022 Term Loan and Amendment and Senior Notes are classified as a reduction of long-term debt in the accompanying condensed consolidated balance sheets. The Company recorded $1.2 million in deferred debt issuance costs related to the Amendment of the 2022 Credit Facility in the three months ended March 31, 2025.

The following table summarizes debt issuance costs at March 31, 2025 and December 31, 2024, and the balance sheet classification in each of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Deferred debt issuance costs	$33,725	$32,526
Accumulated amortization	(18,922)	(17,797)
Deferred debt issuance costs, net	$14,803	$14,729

Balance sheet classification:
Other noncurrent assets	$3,617	$4,019
Current portion, long-term debt	11,186	10,710
	$14,803	$14,729
Note I — Stockholders’ Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the LLC is authorized to issue a corresponding number of Trust common interests. The Company will at all times have the identical number of Trust interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the LLC are entitled to vote.
At-the-market equity offering program - common shares
On September 5, 2024, the Company refreshed its at-the-market ("ATM") program for the common shares of the Trust, which was initially established on September 7, 2021, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $500 million common shares of the Trust in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions, the trading price of Trust common shares and determinations by us regarding appropriate sources of funding.
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Common Sales Agreement”) with B. Riley Securities, Inc. ("B. Riley Securities"), Goldman Sachs & Co. LLC ("Goldman") and TD Securities (USA) LLC (each a “Common Sales Agent” and, collectively, the “Common Sales Agents”). The Amended Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through or to the Common Sales Agents, as sales agent or principal, up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Common Sales Agreement, the shares may be offered and sold through each Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Common Sales Agreement amended and restated in its entirety the At Market Issuance Sales Agreement (the “Common Sales Agreement”), dated September 7, 2021, between the Company, B. Riley Securities and Goldman, which provided for the offer and sale of Trust common shares up to $500 million under the terms substantially same as those under the Amended Common Sales Agreement.
During the three months ended March 31, 2025, there were no sales of Trust common shares under the Amended Common Sales Agreement.
During the three months ended March 31, 2024, the Company sold 53,932 Trust common shares under the Common Sales Agreement. During the same period, the Company received total net proceeds of approximately $1.3 million from these sales. The Company incurred approximately $0.2 million in commissions paid to the Common Sales Agents during the three months ended March 31, 2024.
The Company incurred approximately $35 thousand and $0.4 million in total costs related to the ATM program during the three months ended March 31, 2025 and March 31, 2024, respectively.

Please see "Note Q – Subsequent Events” for additional information concerning the Amended Common Sales Agreement.
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
At-the-market equity offering program - preferred shares
On September 5, 2024, the Company refreshed its at-the-market program for certain preferred shares of the Trust, which was initially established in the first quarter of 2024, by filing a prospectus supplement pursuant to which the Company may, but has no obligation to, issue and sell up to $200 million of the Trust’s 7.250% Series A Preferred Shares (the “Series A Preferred Shares”), 7.875% Series B Preferred Shares (the “Series B Preferred Shares”), and 7.875% Series C Preferred Shares (the “Series C Preferred Shares” and together with the Series A Preferred Shares, and the Series B Preferred Shares, the “Preferred Shares”), each representing beneficial interests in the Trust.
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Preferred Sales Agreement”) with B. Riley Securities, Inc. (the “Preferred Sales Agent”). The Amended Preferred Sales Agreement provides that the Company may offer and sell Trust preferred shares from time to time through or to the Preferred Sales Agent, as sales agent or principal, up to $200 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Preferred Sales Agreement, the shares may be offered and sold through the Preferred Sales Agent in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale. The Amended Preferred Sales Agreement amended and restated in its entirety, the At Market Issuance Sales Agreement, dated March 20, 2024, between the Company and B. Riley Securities, which provided for the offer and sale of Trust preferred shares up to $100 million under the terms substantially the same as those under the Amended Preferred Sales Agreement.
The following table reflects the activity in the preferred share ATM program during the three months ended March 31, 2025 and March 31, 2024 (in thousands, except share data):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	122,330	$2,751	$56	7,557	$186	$4
Series B Preferred Shares	1,301,683	29,210	597	3,660	92	2
Series C Preferred Shares	1,148,158	26,187	535	22,631	558	11
Total	2,572,171	$58,148	$1,188	33,848	$836	$17
The Company incurred approximately $0.1 million in total costs related to the preferred share ATM program during both the three months ended March 31, 2025 and March 31, 2024.
Please see "Note Q – Subsequent Events” for additional information concerning the Amended Preferred Sales Agreement.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares were cumulative and at March 31, 2025, $2.6 million of Series C distributions were accumulated and unpaid.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (or a successor rate) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At March 31, 2025, $2.5 million of Series B distributions were accumulated and unpaid.
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
Allocation Interests
The holders of the Allocation Interests (“Holders”), through Sostratus LLC, are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the sale of a business (a "Sale Event") and upon election of the Holder during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (a "Holding Event"). The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Board.
Sale Event
The sale of Ergobaby in December 2024 represented a Sale Event, however the calculation of the profit allocation payment resulted in a negative amount and therefore no profit allocation payment was due to the Holders. The negative amount will offset future profit allocation payments due to the Holders.
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

	Three months ended March 31,
	2025	2024
		(As Restated)
Net income (loss) from continuing operations attributable to Holdings	$(30,037)	$(60,175)
Less: Distributions paid - Allocation Interests	—	48,941
Less: Distributions paid - Preferred Shares	8,434	6,045
Less: Accrued distributions - Preferred Shares	5,148	2,878
Net income (loss) from continuing operations attributable to common shares of Holdings	$(43,619)	$(118,039)

Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
		(As Restated)
Net income (loss) from continuing operations attributable to common shares of Holdings	$(43,619)	$(118,039)
Less: Effect of contribution based profit - Holding Event	396	214
Net income (loss) from continuing operations attributable to common shares of Holdings	$(44,015)	$(118,253)

Income from discontinued operations attributable to Holdings	$44	$3,998
Less: Effect of contribution based profit - Holding Event	—	—
Income from discontinued operations attributable to common shares of Holdings	$44	$3,998

Basic and diluted weighted average common shares outstanding	75,236	75,274

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.59)	$(1.57)
Discontinued operations	—	0.05
	$(0.59)	$(1.52)

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2025 - March 31, 2025 (1)	$0.25	$18,809	April 17, 2025	April 24, 2025
October 1, 2024 - December 31, 2024	$0.25	$18,809	January 16, 2025	January 23, 2025
July 1, 2024 - September 30, 2024	$0.25	$18,913	October 17, 2024	October 24, 2024
April 1, 2024 - June 30, 2024	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024

Series A Preferred Shares:
January 30, 2025 - April 29, 2025 (1)	$0.453125	$2,120	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.453125	$2,062	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.453125	$1,930	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024

Series B Preferred Shares:
January 30, 2025 - April 29, 2025 (1)	$0.4921875	$3,703	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,048	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024 (1)	$0.4921875	$2,347	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024

Series C Preferred Shares:
January 30, 2025 - April 29, 2025 (1)	$0.4921875	$3,892	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,324	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,690	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
(1) This distribution was     declared on April 3, 2025.
Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2025 and December 31, 2024:

	% Ownership (1) March 31, 2025		% Ownership (1) December 31, 2024
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	98.0	87.2	97.6	86.9
BOA	91.6	82.8	91.7	83.0
Lugano	59.9	55.0	59.9	55.0
PrimaLoft	90.7	84.7	90.7	84.7
The Honey Pot Co.	85.0	77.1	84.8	77.2
Velocity Outdoor	99.4	93.2	99.4	93.3
Altor	99.3	90.5	99.3	90.2
Arnold	98.0	85.8	98.0	85.8
Sterno	98.5	91.7	98.5	91.6
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2025	December 31, 2024
		(As Restated)
5.11	$12,581	$15,104
BOA	17,368	15,103
Lugano (as restated)	(288,391)	(268,595)
PrimaLoft	32,641	32,133
The Honey Pot Co.	41,749	41,869
Velocity Outdoor	6,903	6,824
Altor	6,526	6,283
Arnold	1,640	1,667
Sterno	1,792	1,466
Allocation Interests	100	100
Total (as restated)	$(167,091)	$(148,046)

Note K — Fair Value Measurement
There were no assets or liabilities measured on a recurring basis as of March 31, 2025 or December 31, 2024. The Company had no assets or liabilities Level 3 fair value measurements during the three months ended March 31, 2025 or during the year ended December 31, 2024.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s 2024 Form 10-K/A.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2024. Refer to "Note F - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the table below. There were no assets or liabilities carried at fair value measured on a non-recurring basis as of March 31, 2025.

					Expense
	Fair Value Measurements at December 31, 2024				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182
Note L — Income taxes
The Company estimates its annual effective tax rate for each fiscal quarter and applies that estimated rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur. The Company's parent, the Trust, is subject to entity-level U.S. federal, state and local corporate income taxes on the Company's earnings that flow through to the Trust.
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024
		(As restated)
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	2.5	2.2
Foreign income taxes	1.0	(0.8)
Impact of subsidiary employee stock options	—	(0.2)
Non-deductible acquisition costs	—	(0.3)
Utilization of tax credits	1.8	1.7
Non-recognition of various carryforwards at subsidiaries	(32.8)	(25.4)
United States tax on foreign income	2.1	—
Impairment expense	—	(1.7)
Other	(1.0)	(0.1)
Effective income tax rate	(5.4)%	(3.6)%
Note M — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.5 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2025. Net periodic benefit cost consists of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Service cost	$166	$132
Interest cost	40	60
Expected return on plan assets	(29)	(49)
Amortization of prior service cost	(13)	—
Amortization of unrecognized loss	23	—
Effect of settlement	9	(11)
Net periodic benefit cost	$196	$132
During the three months ended March 31, 2025, per the terms of the pension agreement, Arnold contributed approximately $0.2 million to the plan. For the remainder of 2025, the expected contribution to the plan will be approximately $0.5 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2025 were considered Level 3.
Note N - Commitments and Contingencies
General Matters
The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of business. A liability for a loss contingency is accrued when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For all other material loss contingencies, including those where the loss is reasonably possible or where the amount cannot be reasonably estimated, the Company discloses the nature of the contingency. The Lugano Investigation and the restatement of our previously issued consolidated financial statements for the periods ended at December 31, 2024, 2023 and 2022, may result in additional stockholder litigation, regulatory investigations and additional liabilities in future periods.
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
As noted below under the heading Impact of Lugano Chapter 11 Filing on Lugano Claims and Litigation this matter is subject to an automatic stay that prohibits, among other things, the continuation of this action against Lugano, as debtor, outside of the bankruptcy process. If Lugano is determined to be a necessary party to this litigation, it is possible that the litigation may also be stayed as against the Company. Presently, the Company currently remains a defendant in this case but believes that it can avail itself of certain defenses to these claims and intends to vigorously defend itself.
The Company has recorded an accrual of $51.0 million as of March 31, 2025 related to certain current contractual obligations to Lugano’s vendors, including Champion, in accordance with applicable accounting standards. Accordingly, the Company intends to avail itself of all available defenses in the Champion litigation. The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Champion litigation or whether such loss or range of possible loss would be less than, equal or exceed the amounts accrued in respect of Lugano’s contract with Champion.
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
The Company has recorded an accrual of $181.7 million as of March 31, 2025 of estimated principal as short-term debt and interest expense in its condensed consolidated financial statements related to previously undisclosed financing arrangements at Lugano, in accordance with applicable accounting standards, although such financing arrangements are subject to dispute. Accordingly, the Company intends to avail itself of all available defenses in the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise). The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise) or whether such loss or range of possible loss would be less than, equal to or exceed the amounts accrued in respect of the previously undisclosed financing arrangements at Lugano.
Impact of Lugano Chapter 11 Filing on Lugano Claims and Litigation
On November 16, 2025, Lugano Holding, Inc. and certain of its subsidiaries, filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Upon the filing of a bankruptcy petition, Section 362 of the Bankruptcy Code imposes an automatic stay that prohibits, among other things, the commencement or continuation of numerous actions against the debtor entity (in this case, Lugano), which include all lawsuits and collection efforts. The stay goes into effect immediately upon the bankruptcy filing without any further action by the debtor entity or any other party. The automatic stay remains in place until resolution of the bankruptcy case, or until otherwise waived by the debtor. The automatic stay generally protects only the debtor and does not usually extend to non-debtor parties who may be the subject of claims or litigation, including co-defendants named in litigation where Lugano is also defendant. In certain circumstances, a court may extend the stay to non-debtors if the debtor entity is a necessary party to the action. Thus, upon the filing of its bankruptcy petition, the automatic stay will immediately go into effect and prohibit further litigation against Lugano in courts outside of the Bankruptcy Court but will not necessarily prohibit continuation of actions against the Company in Lugano-related matters.
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three months ended March 31, 2025 and 2024. The Company recognized $13.5 million and $11.3 million in the three months ended March 31, 2025, and March 31, 2024, respectively, in expense related to operating leases in the condensed consolidated statements of operations. The Company entered into one finance lease in the fourth quarter of 2024. In the three months ended March 31, 2025, the Company recognized $0.2 million in interest expense related to its finance lease.
The maturities of lease liabilities at March 31, 2025 are as follows (in thousands):

	Operating	Finance	Total
2025 (excluding the three months ended March 31, 2025)	$39,637	$539	$40,176
2026	54,207	719	54,926
2027	46,145	7,040	53,185
2028	35,775	—	35,775
2029	26,366	—	26,366
Thereafter	72,773	—	72,773
Total undiscounted lease payments	$274,903	$8,298	$283,201
Less: Interest	66,422	1,401	67,823
Present value of lease liabilities	$208,481	$6,897	$215,378
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (years)
Operating Leases	5.94	6.54
Finance Leases	2.08	N/a
Weighted-average discount rate
Operating Leases	8.93%	8.62%
Finance Leases	9.90%	N/a

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2025	December 31, 2024

Assets:
Operating lease right-of-use assets	Other non-current assets	$183,447	$191,639
Finance lease right-of-use assets	Other non-current assets	6,882	$6,882
		$190,329	$198,521
Liabilities
Operating lease liabilities - current	Other current liabilities	$39,033	$38,180
Operating lease liabilities - non-current	Other non-current liabilities	169,449	178,577
Finance lease liabilities - current	Other current liabilities	43	42
Finance lease liabilities - non-current	Other non-current liabilities	6,853	6,866
		$215,378	$223,665
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,514	$10,618
Operating cash flows from finance leases	167	—
Financing cash flows from finance leases	13	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,310	$3,131
Finance leases	—	—
Exit Costs
During 2024, Arnold relocated two of its facilities located in Marengo, Illinois into one combined facility in Woodstock, Illinois. Arnold recorded $9.9 million in exit costs related to the move of which $9.3 million was recorded in selling, general and administrative expense and $0.6 million is recorded in costs of revenues in the consolidated statement of operations in the year ended December 31, 2024. An additional $2.9 million in expense was incurred related to the move to the new facility that were not classified as exit costs, for total expense of approximately $13.0 million in the year ended December 31, 2024. Arnold recorded an additional $0.9 million in costs in the first quarter of 2025 related to the relocation of the two facilities. The exit from the Marengo facility is now substantially complete.
Note O — Related Party Transactions
Management Services Agreement
The LLC entered into the Management Services Agreement ("MSA") with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly.
On January 15, 2025, the LLC and the Manager amended the Sixth Amended and Restated Management Services Agreement dated as of September 30, 2014 and originally effective as of May 16, 2006 (the “Existing Agreement”), by entering into a Seventh Amended and Restated Management Services Agreement (the “MSA Amendment”), which restructures the management fee under the Existing Agreement to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Board. The MSA Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of March 31, 2025 at approximately $43.1 million, which amount will reduce future payments on a dollar-for-dollar basis. The Board intends to direct the Company to pursue its right to recover all such excess management fees paid to the Manager as soon as is reasonably practicable in light of the facts and circumstances.
The table below presents the management fee amounts that were in excess of the amount due after the restatement (in thousands).

Quarter Ended	Management Fee - Incurred (1)	Management Fee - Adjusted for Restatement	Overpayment of Management Fee

December 31, 2021 (2)	$12,939	$11,668	$1,271
March 31, 2022	14,436	13,128	1,308
June 30, 2022	14,900	13,117	1,783
September 30, 2022	16,592	14,785	1,807
December 31, 2022	17,300	14,784	2,516
March 31, 2023	16,458	14,202	2,256
June 30, 2023	16,920	14,363	2,557
September 30, 2023	18,596	15,392	3,204
December 31, 2023	16,909	13,080	3,829
March 31, 2024	18,067	14,867	3,200
June 30, 2024	18,864	14,283	4,581
September 30, 2024	18,758	14,351	4,407
December 31, 2024	19,453	13,951	5,502
March 31, 2025	18,863	14,014	4,849
	$239,055	$195,985	$43,070
(1) Management Fee incurred in the quarter indicated prior to the effect of discontinued operation, as applicable.
(2) Lugano was acquired on September 3, 2021. The overpayment of Management fee in 2021 is limited to the three months ended December 31, 2021.
LLC Agreement
The LLC agreement gives Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (a "Sale Event") and upon election of the Holders during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (Holding Event). Holders received $48.9 million in distributions in the first quarter of 2024 related to a Sale Event that occurred during 2023. Refer to "Note I - Stockholders' Equity" for a description of the profit allocation payments.
The Lugano bankruptcy will be a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements as described in the Form 10-K/A.
Integration Services Agreements
Integration service fees are included in selling, general and administrative expenses on the subsidiaries' statement of operations in the period in which they are incurred. Under the Integration Services Agreement ("ISA"), CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. The amendment to the Management Service Agreement entered into in January 2025 eliminated the payment of integration services for future acquisitions.
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024. THP paid CGM $0.9 million in integration service fees in the quarters ended June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025, respectively.
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.2 million and $0.4 million during the three months ended March 31, 2025 and March 31, 2024, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $12.0 million and $10.6 million from this supplier during the three months ended March 31, 2025 and March 31, 2024, respectively.
Lugano
Related Party Transaction - In the first quarter of 2025, the former Chief Executive Officer of Lugano represented that he had entered into an agreement with a customer of Lugano to pay, on behalf of the customer, an $8.8 million outstanding account receivable owed to Lugano since July 2024. However, the former Chief Executive Officer of Lugano misrepresented the purpose and explanation for the transaction. It was subsequently determined that neither the account receivable nor the purpose of the payment by the former Chief Executive Officer of Lugano were factually accurate, and that instead the payment was made by the former Chief Executive Officer of Lugano in furtherance of his previously described schemes.
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024. During the three months ended March 31, 2025, Lugano purchased approximately $1.9 million in inventory from the vendor.
Note P — Operating Segment Data
At March 31, 2025, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:

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
•Lugano is designer, manufacturer, and retailer of high-end jewelry. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with organizations in the equestrian, art, and philanthropic communities. Lugano is headquartered in Newport Beach, California.
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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Segment profit is determined based on internal performance measures used by the CODM to assess the performance of each business. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. In comparison to the Consolidated Statement of Operations, selling, general and administrative expense is exclusive of stock-based compensation and acquisition costs, which are categorized to Other. Corporate consists of corporate overhead and management fees to CGM that are not allocated to the Company's reportable segments. There were no significant inter-segment transactions.
Summary of Operating Segments

Three months ended March 31, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$129,370	$48,877	$26,845	$23,645	$36,191	$13,201	$76,257	$34,008	$65,381	$453,775
Cost of revenues	59,622	17,658	13,667	8,508	16,160	9,837	57,221	26,987	48,083	257,743
Selling, general and administrative expense	58,209	12,014	25,608	4,977	10,905	4,774	10,156	7,179	7,929	141,751
Other (1)	2,966	5,550	1,229	6,002	4,290	1,415	3,894	754	3,011	29,111
Total segment operating income (loss)	8,573	13,655	(13,659)	4,158	4,836	(2,825)	4,986	(912)	6,358	25,170
Corporate										(21,729)
Total consolidated operating income										3,441
Interest expense, net										(35,851)
Amortization of debt issuance costs										(1,125)
Other income, net										(13,681)
Total consolidated income from continuing operations before income taxes										$(47,216)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets and stock-based compensation.

Three months ended March 31, 2024
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
			(As Restated)							(As Restated)
Net revenues	$124,974	$42,903	$10,793	$22,541	$20,165	$29,899	$53,404	$41,287	$64,860	$410,826
Cost of revenues	59,047	16,688	2,806	8,491	11,580	23,401	37,231	29,482	47,148	235,874
Selling, general and administrative expense	54,805	10,952	19,656	4,616	5,246	8,025	6,699	6,880	8,359	125,238
Other (1)	2,955	5,607	695	6,134	5,989	10,897	2,846	753	4,568	40,444
Total segment operating income (loss)	8,167	9,656	(12,364)	3,300	(2,650)	(12,424)	6,628	4,172	4,785	9,270
Corporate										(21,377)
Total consolidated operating income										(12,107)
Interest expense, net										(25,267)
Amortization of debt issuance costs										(1,005)
Other (expense), net										(47,442)
Total consolidated income from continuing operations before income taxes										$(85,821)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, acquisition costs at THP, and goodwill impairment expense of $8.2 million for Velocity.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2025	2024
		(As restated)
5.11	$5,698	$5,799
BOA	5,050	5,237
Lugano (as restated)	1,127	879
PrimaLoft	5,237	5,248
The Honey Pot Co.	4,096	5,087
Velocity Outdoor	1,364	3,271
Altor Solutions	7,061	4,023
Arnold	2,557	2,145
Sterno	3,462	4,921
Total (as restated)	35,652	36,610
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,125	1,005
Consolidated total (as restated)	$36,777	$37,615

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2025	2024	2025 (1)	2024 (1)
		(As Restated)		(As Restated)
5.11	$55,878	$59,461	$426,384	$413,831
BOA	4,067	2,357	217,974	219,283
Lugano (as restated)	2,593	647	323,622	315,992
PrimaLoft	2,174	1,871	264,194	268,527
The Honey Pot Co.	19,097	18,579	276,538	284,208
Velocity Outdoor	10,892	7,815	89,212	90,736
Altor Solutions	45,973	45,734	300,586	309,174
Arnold	22,525	24,912	129,444	126,035
Sterno	38,178	52,284	143,392	145,647
Sales allowance accounts	(4,955)	(6,488)	—	—
Total (as restated)	196,422	207,172	2,171,346	2,173,433
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	103,760	20,901
Total (as restated)	$196,422	$207,172	$2,275,106	$2,194,334

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note F - "Goodwill and Other Intangible Assets".
Note Q - Subsequent Events
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
In addition to the forbearance of the lenders described above, the First Forbearance Agreement also amended the Credit Agreement to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the LLC into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the LLC; (vi) prohibit certain acquisitions and dispositions; and (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the LLC to the Administrative Agent, for the account of the lenders, which payments would be applied to the outstanding revolving loans owing by the LLC and (ix) terminate the commitment of the Lenders to advance Incremental Delayed Draw Term Loans..
On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above and waiving any management fees in excess of such limitations.
Securities Class Actions and Derivative Actions Involving the Company
Between May 9, 2025, and June 25, 2025, three putative class actions were commenced against the Company and certain of the Company’s officers and directors, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder in the U.S. District Court for the Central District of California (collectively, the “CA Securities Class Actions”). On August 22, 2025, such CA Securities Class Actions were consolidated under the caption In re: Compass Securities Litigation, and the Court appointed the Eastern Atlantic States Carpenters Benefit Funds (“EAS Carpenters”) as lead plaintiff and the law firm of Cohen Milstein Sellers & Toll PLLC (“Cohen Milstein”) as lead counsel. On May 12, 2025, a separate putative class action was commenced against the Company and certain of its officers and directors in the U.S. District Court for the District of Connecticut, captioned Moreno v. Compass Diversified Holdings LLC, et al. (the “Moreno Action”). The plaintiff in the Moreno Action is asserting the same claims as asserted by the plaintiffs in the CA Securities Class Actions. By order dated July 21, 2025, EAS Carpenters was appointed lead plaintiff and Cohen Milstein was appointed lead counsel for the Moreno Action. The foregoing matters are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has strong defenses available to it and intends to vigorously defend itself. On December 10, 2025, with the Court’s approval, Lead Plaintiff voluntarily dismissed this consolidated action so that it could pursue its claims in the District of Connecticut.
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
On September 12, 2025, a shareholder of the Company filed a shareholder derivative action in the District Court for the District of Connecticut, captioned Kamp v. Sabo, et al. (the “Kamp Action”). The plaintiff in the Kamp Action asserts the same causes of action as in the above derivative cases, plus a cause of action for securities fraud in violation of Section 10(b) and 20 (a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On October 7, 2025, a shareholder of the Company filed a shareholder derivative action in the District Court for the District of Connecticut, captioned Sulger v. Sabo, et al. (the “Sulger Action”). The plaintiff in the Sulger Action asserts the same causes of action as in the Kamp Action. On October 9, 2025, a shareholder of CODI commenced a shareholder derivative action in the United State District Court for the District of Connecticut captioned Moore v. Sabo, et al., Case No. 3:25-cv-01707 (the “Moore Action”). The shareholder asserts similar claims against the same defendants as in the Kamp and Sulger actions. On December 8, 2025, the Court consolidated these three cases, which now will be referred to as In re Compass Diversified Holdings Derivative Litigation, Case No. 3:25-cv-01505-AWT. This case is pending before District Court Judge Alvin Thompson, who is also presiding over the federal securities class action. The parties are discussing staying the proceedings in this consolidated derivative case pending further developments in the federal securities class action.
The foregoing matters are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has strong defenses available to it and intends to vigorously defend itself.
Impairment of Lugano Long-lived Assets
As a result of the preliminary findings of the Lugano Investigation, the Company determined that a triggering event had occurred in the second quarter of 2025 and tested the long-lived assets of Lugano for impairment. The impairment testing indicated that the fair value of the assets was less than the carrying value and the Company recorded impairment expense of $31.4 million related to property, plant and equipment and right-of-use assets as of June 30, 2025.
External Investigations Involving the Company and Lugano
As a result of the Company’s withdrawal of reliance on its 2024, 2023, and 2022 financial statements, its failure to timely file its financial statements for the quarters ended at March 31, 2025 and June 30, 2025, and the underlying conduct at the Company’s Lugano subsidiary, there are ongoing investigations initiated by the United States

Securities Exchange Commission (“SEC”) and Department of Justice (“DOJ”). The regulatory investigative process is inherently uncertain the foregoing investigations are in the early stages. Additionally, the Financial Industry Regulatory Authority (“FINRA”) initiated a routine review of trading activity in the Company’s securities following the public announcement of the restatement. On November 17, 2025, the Company received notification from FINRA that its review had been completed and had referred the matter to the SEC for whatever actions the SEC deems appropriate, if any. The Company and Lugano have cooperated and continue to cooperate fully with each investigation and review.
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
During the Second Forbearance Period, the lenders under the Credit Agreement, as amended by the Second Forbearance Agreement, agreed to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum plus the SOFR rate for an interest period of one month; provided, however, that such credit extensions were not to cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. Lenders representing at least 50% of the total credit exposure of all lenders under the Credit Agreement were able, in their discretion, to approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. The funds provided were able to be used by the LLC for working capital, capital expenditures, general corporate purposes, and any other purpose of the LLC not otherwise prohibited under the Credit Agreement. In addition, during the Second Forbearance Period, the LLC was permitted to make Restricted Payments (as defined in the Credit Agreement), including any dividend or other distribution with respect to equity interests, if, after giving effect to any indebtedness incurred in connection with such payment (a) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control account, plus (b) unused borrowing availability, was not less than $10 million; provided, however, that the foregoing was not the exclusive method by which the LLC may make Restricted Payments.

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
As consideration for entering into Indenture Forbearance Agreement, the LLC agreed to pay to each holder of Notes such holder’s pro rata share of (a) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (b) additional interest, paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00% per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025.

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
On October 27, 2025, the Trustee delivered a notice of default under the Indentures related to the Company’s failure to deliver to the Trustee the Company’s consolidated financial statements for the fiscal quarter ending March 31, 2025 within the time period required under the Indenture Forbearance Agreement. The Company is currently within the sixty (60) day cure period provided under the Indentures to remedy such defaults prior to the occurrence of an event of default.
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
Prior to the Third Forbearance Agreement becoming effective on October 10, 2025, the LLC was required to deliver, among other things, to the Administrative Agent, for distribution to the lenders, a budget of the LLC’s projected receipts and disbursements for the 13-week period following the such effective date (the “Forbearance Budget”) that was acceptable to the Administrative Agent and the lenders representing at least 50% of the total credit exposure of all lenders under the Credit Agreement, which Forbearance Budget could be updated as requested by the LLC if such update was acceptable to the Administrative Agent in its sole discretion. During the Third Forbearance Period, the LLC could not utilize the proceeds of collateral or loans for any purpose not contemplated under the Forbearance Budget and the LLC’s total cash disbursements in any calendar week (excluding disbursements for fees and costs of the Administrative Agent’s financial advisor and counsel) could not exceed the projected total cash disbursements set forth in the Forbearance Budget for such week by more than $1 million in the aggregate.
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
Lugano Chapter 11 Proceedings
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Lugano Bankruptcy”). As a result the Lugano Bankruptcy, effective November 16, 2025, Lugano and its subsidiaries were deconsolidated from the Company’s financial statements pursuant to ASC 810 - Consolidation.
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
In connection with the Fifth Forbearance Agreement becoming effective, the Company delivered, among other things, to the Administrative Agent, for distribution to the lenders, an updated Forbearance Budget of the LLC’s projected receipts and disbursements for the 13-week period following the effective date of the Fifth Forbearance Agreement, which Forbearance Budget may be updated as requested by the Company if such update is acceptable to the Administrative Agent in its sole discretion. During the Fifth Forbearance Period, the Company cannot utilize the proceeds of collateral or loans for any purpose not contemplated under the Forbearance Budget and the Company’s total cash disbursements in any calendar week (excluding disbursements for fees and costs of the Administrative Agent’s financial advisor and counsel) cannot exceed the projected total cash disbursements set forth in the Forbearance Budget for such week by more than $1 million in the aggregate.
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
The Fifth Forbearance Agreement also required the Company to deliver the restated audited financials for the fiscal year ended December 31, 2024 and any other fiscal years for which restated financials were prepared, on or before December 5, 2025. Because we did not file the 2024 Form 10-K/A until December 8, 2025, the Fifth Forbearance Agreement initially expired on December 6, 2025. However, on December 9, 2025, subsequent to the filing of the 2024 Form 10-K/A, the Company was advised that the required lenders under the Credit Agreement (1) agreed to waive the requirement for the Company to deliver the restated financial statements by December 5, 2025 under the Fifth Forbearance Agreement and (2) further agreed that the financial statements and the report and opinion of the Company’s independent certified public accountant as they appear in the 2024 Form 10-K/A satisfied the requirements of the Credit Agreement and the Fifth Forbearance Agreement. As a result of the foregoing, the Fifth Forbearance Agreement continues in effect until December 19, 2025 unless terminated earlier in accordance with its terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in our Amendment No. 1 to the Company's Annual Report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2024 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Restatement of Previously Issued Financial Statements
As described in Part 1, Item 1., Note A to the Condensed Consolidated Financial Statements, the Company has restated its Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024. As a result, the previously reported financial information as of March 31, 2024 and for the three months ended March 31, 2024 in this Management's Discussion and Analysis ("MD&A") have been updated to reflect the restatements. See Item 1. Note A - Presentation and principles of consolidation in the Consolidated Financial Statements for additional information related to these restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements.
Going Concern
As of the date of the filing of this Form 10-Q, the Company is not in compliance with certain covenants under its 2022 Credit Facility. While the Company is currently operating under a forbearance agreement with its lenders under the 2022 Credit Facility while it negotiates an amendment to the 2022 Credit Facility, that agreement is scheduled to expire on December 19, 2025, unless terminated earlier in accordance with its terms. Accordingly, management has determined, applying the going-concern guidance under U.S. GAAP, that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements set forth in this Form 10-Q are issued. For more information concerning this emphasis of matter paragraph and the Company’s ability to continue as a going concern, please see the section titled “Going Concern” under the heading “Liquidity and Capital Resources” in this MD&A.
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of nine businesses, or operating segments, at March 31, 2025. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno").

We acquired our existing businesses (operating segments) that we own at March 31, 2025 as follows:

		Ownership Interest - March 31, 2025
Business	Acquisition Date	Primary	Diluted
Arnold	March 5, 2012	98.0%	85.8%
Sterno	October 10, 2014	98.5%	91.7%
5.11	August 31, 2016	98.0%	87.2%
Velocity Outdoor	June 2, 2017	99.4%	93.2%
Altor Solutions	February 15, 2018	99.3%	90.5%
BOA	October 16, 2020	91.6%	82.8%
Lugano	September 3, 2021	59.9%	55.0%
PrimaLoft	July 12, 2022	90.7%	84.7%
The Honey Pot Co.	January 31, 2024	85.0%	77.1%
We categorize our subsidiary businesses into two separate groups of businesses: (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are those businesses that we believe capitalize on a valuable brand name in their respective market sectors. We believe that our branded consumer businesses are leaders in their respective particular product categories. Industrial businesses are those businesses that focus on manufacturing and selling particular products and/ or industrial services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sector. We previously announced our desire to acquire businesses in the healthcare sector, with a focus on outsourced pharma, medical manufacturing services and provider services. We have not yet acquired a business in the healthcare sector.
The following is an overview of each of our operating segments:
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
Lugano - Lugano is a designer, manufacturer, and retailer of high-end jewelry. Lugano conducts sales via its own retail salons as well as pop-up showrooms at Lugano-hosted or sponsored events in partnership with organizations in the equestrian, art, and philanthropic communities. Lugano is headquartered in Newport Beach, California.
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
Management Strategy and Business Outlook
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
The Company's areas of focus for 2025, which are generally applicable to each of our businesses, include:
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
Please see "Note Q – Subsequent Events” for additional information concerning the Credit Agreement included in the "Notes to the to the Consolidated Financial Statements" included in this Form 10-Q.
Amendment of Management Services Agreement
On January 15, 2025, the LLC and the Manager amended the Sixth Amended and Restated Management Services Agreement dated as of September 30, 2014 and originally effective as of May 16, 2006 (the “Existing Agreement”), by entering into a Seventh Amended and Restated Management Services Agreement (the “MSA Amendment”), which restructures the management fee under the Existing Agreement to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Board. The MSA Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
Non-GAAP Financial Measures
In addition to the results of operations contained in this report, which have been prepared and presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP"), we have also included supplemental information concerning our results of operations on a non-GAAP basis. A non-GAAP financial measure is a numerical measure of historical or future performance, financial position or cash flow that excludes amounts, or is subject to adjustments that effectively exclude amounts, included in the most directly comparable measure calculated and presented in accordance with GAAP in our financial statements, and vice versa for measures that include amounts, or are subject to adjustments that effectively include amounts, that are excluded from the most directly comparable measure as calculated and presented.
See “Reconciliation of Non-GAAP Financial Measures” for further discussion of our non-GAAP financial measures and related reconciliations.

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2025 and March 31, 2024, and components of the results of operations for each of our operating segments on a stand-alone basis. The Company has restated its Condensed Consolidated Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024. As a result, the previously reported financial information as of March 31, 2024 and for the three months ended March 31, 2024 in this Management's Discussion and Analysis ("MD&A") have been updated to reflect the restatements.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three months ended March 31, 2025 and 2024, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with US GAAP, and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2025 and 2024, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of The Honey Pot Co. in January 2024, the pro forma results of operations for The Honey Pot Co. business segment has been prepared as if we purchased this business on January 1, 2024. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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
Consolidated Results of Operations (As Restated):
Three months ended March 31, 2025 compared to three months ended March 31, 2024 (As Restated)
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Three months ended
(in thousands)	March 31, 2025		March 31, 2024
			(As Restated)
Net revenues	$453,775	100.0%	$410,826	100.0%
Cost of revenues	257,743	56.8%	235,874	57.4%
Gross profit	196,032	43.2%	174,952	42.6%
Selling, general and administrative expense	150,377	33.1%	137,724	33.5%
Management fees	18,863	4.2%	17,942	4.4%
Amortization expense	23,351	5.1%	23,211	5.6%
Impairment expense	—	—%	8,182	2.0%
Operating income (loss)	3,441	0.8%	(12,107)	(2.9)%
Interest expense	(35,851)	(7.9)%	(25,267)	(6.2)%
Amortization of debt issuance costs	(1,125)	(0.2)%	(1,005)	(0.2)%
Other income (expense)	(13,681)	(3.0)%	(47,442)	(11.5)%
Loss from continuing operations before income taxes	(47,216)	(10.4)%	(85,821)	(20.9)%
Provision for income taxes	2,538	0.6%	3,110	0.8%
Net loss from continuing operations	$(49,754)	(11.0)%	$(88,931)	(21.6)%

Net revenues (as Restated)

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
(in thousands)		(As Restated)
5.11	$129,370	$124,974	$4,396	3.5%
BOA	48,877	42,903	5,974	13.9%
Lugano	26,845	10,793	16,052	148.7%
PrimaLoft	23,645	22,541	1,104	4.9%
The Honey Pot Co.	36,191	20,165	16,026	79.5%
Velocity	13,201	29,899	(16,698)	(55.8)%
Total Branded Consumer	$278,129	$251,275	$26,854	10.7%
Altor	76,257	53,404	22,853	42.8%
Arnold	34,008	41,287	(7,279)	(17.6)%
Sterno	65,381	64,860	521	0.8%
Total Industrial	$175,646	$159,551	$16,095	10.1%
Consolidated net revenues	$453,775	$410,826	$42,949	10.5%
Consolidated net revenues for the three months ended March 31, 2025 increased by approximately $42.9 million, or 10.5%, compared to the corresponding period in 2024. During the three months ended March 31, 2025 compared to 2024, we saw notable increases in net revenues at 5.11 ($4.4 million increase), BOA ($6.0 million increase), Lugano ($16.1 million increase), The Honey Pot Co. ($16.0 million increase ) and Altor ($22.9 million increase). The Honey Pot Co. was acquired on January 31, 2024 and had an incremental revenue increase of $5.4 million quarter over quarter on a pro forma basis. The increase in net revenue at Altor was attributable to the acquisition of Lifoam in October 2024. These increases in net revenue was offset by notable decreases in net revenue at Velocity ($16.7 million decrease, primarily as a result of the sale of Crosman) and Arnold ($7.3 million decrease). Refer to "Results of Operations - Operating Segments" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit (as restated)

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
(in thousands)		(As Restated)
5.11	$69,748	$65,927	$3,821	5.8%
BOA	31,219	26,215	5,004	19.1%
Lugano	13,179	7,987	5,192	65.0%
PrimaLoft	15,137	14,050	1,087	7.7%
The Honey Pot Co.	20,031	8,585	11,446	133.3%
Velocity	3,363	6,498	(3,135)	(48.2)%
Total Branded Consumer	$152,677	$129,262	$23,415	18.1%
Altor	19,036	16,173	2,863	17.7%
Arnold	7,021	11,806	(4,785)	(40.5)%
Sterno	17,298	17,711	(413)	(2.3)%
Total Industrial	$43,355	$45,690	$(2,335)	(5.1)%
Consolidated gross profit	$196,032	$174,952	$21,080	12.0%

Gross Margin
Branded Consumer	54.9%	51.4%	3.5%
Industrial	24.7%	28.6%	(4.0)%
Consolidated gross margin	43.2%	42.6%	0.6%
On a consolidated basis, gross profit increased approximately $21.1 million during the three months ended March 31, 2025 compared to the corresponding period in 2024. We saw notable increases in gross profit at 5.11 ($3.8 million increase), BOA ($5.0 million increase) and Lugano ($5.2 million increase), that correlates with the increase in net revenue in the first quarter of 2025. We also saw increases in gross profit at The Honey Pot Co. and Altor attributable to the timing of acquisitions with The Honey Pot Co. acquired by the Company on January 31, 2024 and therefore only two months of activity are included in the three months ended March 31, 2024, and Altor acquiring Lifoam on October 1, 2024. We saw notable decreases in gross profit at Velocity ($3.1 million decrease, primarily as a result of the sale of Crosman) and Arnold ($4.8 million decrease) that corresponded to the decrease in net revenue noted above. Gross profit as a percentage of net revenues was approximately 43.2% in the three months ended March 31, 2025 compared to 42.6% in the three months ended March 31, 2024. The increase in gross profit as a percentage of net revenue in the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024 is driven by the mix of products sold, with increases in net revenue at our higher margin businesses, particularly Lugano. Our branded consumer businesses had gross profit as a percentage of net revenues of 54.9% in the first quarter of 2025 as compared to 51.4% in the first quarter of 2024, while our industrial businesses had gross profit as a percentage of net revenues of 24.7% in the first quarter of 2025 as compared to 28.6% in the first quarter of 2024. The decrease in gross profit as a percentage of net revenues at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base due to the decrease in sales.
Selling, general and administrative expense

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024	Increase (Decrease)
Selling, general and administrative expense	$150,377	$137,724	$12,653	9.2%

Consolidated selling, general and administrative expense increased approximately $12.7 million during the three months ended March 31, 2025, compared to the corresponding period in 2024, driven primarily by increases at Lugano ($6.4 million) due to increased investment in salons and headcount, 5.11 ($3.4 million increase) due to increases in headcount and employee compensation, and Altor ($3.5 million increase) due to the acquisition of Lifoam in the fourth quarter of 2024. The Honey Pot Co. was acquired by the Company on January 31, 2024 and had incremental selling, general and administrative expense of $2.1 million during the three months ended March 31, 2025. The increase in selling, general and administrative expense was partially offset by a decrease in expense at Velocity after their disposition of the Crosman product line in the second quarter of 2024.
At the corporate level, general and administrative expense was $4.6 million in the first quarter of 2025 and $4.9 million in the first quarter of 2024. The decrease in general and administrative expense in the first quarter of 2025 related to the timing of certain expenses versus the prior year and non-recurring professional fees incurred in the first quarter of 2024.
Management fees

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024	Increase (Decrease)
Management fees	$18,863	$17,942	$921	5.1%

Pursuant to the Management Services Agreement ("MSA"), we pay CGM a quarterly management fee equal to 0.5% (2.0% annually) of our consolidated adjusted net assets. We accrue for the management fee on a quarterly basis. Effective January 15, 2025, the LLC and CGM entered into the MSA amendment to, beginning with the first fiscal quarter for 2025, restructure the management fee under the MSA to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% of the

Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. The MSA Amendment also eliminates the payment of integration services fee to the Manager for future acquisitions and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes. For the three months ended March 31, 2025, we incurred approximately $18.9 million in management fees as compared to $17.9 million in fees in the three months ended March 31, 2024. The increase in management fees is primarily attributable to the increase in adjusted net assets during the prior year, which was partially offset by the effect of the amendments made to the MSA.
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of March 31, 2025 at approximately $43.1 million, which amount will reduce future payments on a dollar-for-dollar basis.
Amortization expense (as restated)

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
(in thousands)		(As Restated)
Amortization expense	$23,351	$23,211	$140	0.6%

Amortization expense for the three months ended March 31, 2025 increased $0.1 million as compared to the three months ended March 31, 2024 as a result of the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lifoam, the add-on acquisition that Altor completed in the fourth quarter of 2024, partially offset by the reduction in expense associated with the sale of Crosman in the second quarter of 2024.
Impairment expense

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Impairment expense	$—	$8,182	$(8,182)	(100.0)%

In the prior year, Velocity performed an impairment test of their goodwill as part of the annual impairment test at March 31, 2024. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the quarter ended March 31, 2024.
Interest expense (as restated)

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
(in thousands)		(As Restated)
Interest expense	35,851	25,267	$10,584	41.9%

We recorded interest expense totaling $35.9 million for the three months ended March 31, 2025 compared to $25.3 million for the comparable period in 2024, an increase of $10.6 million. In January 2025, we amended our credit facility to provide for an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment, and a delayed draw term loan commitment in the aggregate amount of $100 million. The proceeds from the initial $200 million were used to repay amounts outstanding under our revolving credit facility, and the excess amount was held as cash on the balance sheet during the first quarter. In the prior year, the cash proceeds from our sale of Marucci in November 2023 earned interest income during January 2024 before being used to pay for the acquisition of The Honey Pot Co. in January 2024. The result of these transactions was a higher amount outstanding under the credit facility in the first quarter of 2025 compared to the first quarter of 2024, although at lower effective interest rates quarter over quarter, and a higher amount of interest income earned in the first quarter of 2024 as compared to the first quarter of 2025. The interest expense also reflects an increase of $7.2 million in interest expense related to financing arrangements at our Lugano business.
Other income (expense) (as restated)

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
(in thousands)		(As Restated)
Other income (expense)	$(13,681)	$(47,442)	$33,761	(71.2)%

For the quarter ended March 31, 2025, we recorded $13.7 million in other expense as compared to $47.4 million in other expense in the quarter ended March 31, 2024, a decrease in expense of $33.8 million. In both periods, the other expense primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($13.8 million in expense in the three months ended March 31, 2025 and $44.6 million in the three months ended March 31, 2024). A significant portion of the expense associated with the Lugano financing arrangements was recognized in the historical restatement period (the years ending December 31, 2024, 2023 and 2022) which resulted in lower expense in the current year. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the quarter ended March 31, 2024, the expense also reflected a non-recurring loss on an equity method investment at Altor Solutions.
Income taxes (as restated)

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
(in thousands)		(As Restated)
Provision for income taxes	$2,538	$3,110	$(572)	(18.4)%

Effective tax rate	(5.4)%	(3.6)%
We had an income tax provision of $2.5 million during the three months ended March 31, 2025 compared to an income tax provision of $3.1 million during the same period in 2024, a decrease of $0.6 million due to the increase in income from continuing operation before income taxes. Our effective tax rate in the quarter ended March 31, 2025 was (5.4)%, compared to an effective income tax rate of (3.6)% during the same period in 2024. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate for the three months ended March 31, 2025 and 2024 was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries.
Results of Operations - Operating Segments
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Branded Consumer Businesses

5.11

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Net sales	$129,370	$124,974	$4,396	3.5%

Net sales for the three months ended March 31, 2025 were $129.4 million as compared to net sales of $125.0 million for the three months ended March 31, 2024, an increase of $4.4 million, or 3.5%. This increase was driven by a $5.5 million increase in domestic wholesale sales from strong demand and the fulfillment of large contracts, as well as a $3.2 million increase in direct-to-consumer sales due to an increase in full-price sales for new products. These increases were offset by a $2.9 million decrease in international sales and a $1.4 million decrease in direct-to-agency sales due to the timing of large contracts.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Segment operating income	$8,573	$8,167	$406	5.0%

Segment operating margin	6.6%	6.5%	NM
Segment operating income for the three months ended March 31, 2025 was $8.6 million, an increase of $0.4 million when compared to segment operating income of $8.2 million for the same period in 2024. The increase in segment operating income was driven by the higher net sales as well as favorable gross margin performance, supported by a higher mix of full-price sales. The increase was offset by an increase in selling, general and administrative expenses primarily attributable to higher payroll expense and marketing spending to drive sales growth. Segment operating margin was consistent quarter over quarter, at 6.6% in the first quarter of 2025 and 6.5% in the first quarter of 2024.
BOA

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Net sales	$48,877	$42,903	$5,974	13.9%

Net sales for the three months ended March 31, 2025 were $48.9 million as compared to net sales of $42.9 million for the three months ended March 31, 2024, an increase of $6.0 million, or 13.9%. The increase was reflected across key industries including Cycling, Workwear, Outdoor, Helmets and Snow Sports. The increase in sales was a result of the improvement of end market inventory levels, coupled with market share gains in many of our key industries.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Segment operating income	$13,655	$9,656	$3,999	41.4%

Segment operating margin	27.9%	22.5%	5.4%
Segment operating income for the three months ended March 31, 2025 was $13.7 million, an increase of $4.0 million when compared to segment operating income of $9.7 million for the same period in 2024. The increase in segment operating income was driven by higher sales, improved product margins and fixed manufacturing overhead leverage. This was partially offset by an increase in employee related costs. Segment operating margin was 27.9% in the first quarter of 2025 and 22.5% in the first quarter of 2024. The increase in operating margin in the current quarter was driven by both improved gross profit margin as well as operating expense leverage.

Lugano

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
		(As Restated)
Net sales	$26,845	$10,793	$16,052	148.7%

Net sales for the three months ended March 31, 2025 were $26.8 million an increase of approximately $16.1 million, or 148.7%, compared to net sales of $10.8 million in the corresponding quarter ended March 31, 2024. In the current year quarter, Lugano had stronger same store sales growth. Lugano opened its London, England salon in the second quarter of 2024.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
		(As Restated)
Segment operating loss	(13,659)	(12,364)	$(1,295)	10.5%

Segment operating margin	(50.9)%	(114.6)%	63.7%
Segment operating loss increased during the three months ended March 31, 2025 to $13.7 million, as compared to $12.4 million in the corresponding period in 2024. This increase was a result of higher selling general and administrative expense driven by increased headcount and employee related costs. Segment operating margin was (50.9)% in the first quarter of 2025 as compared to (114.6)% in the first quarter of 2024 due to the lower revenue base after the restatement that did not correlate to the higher selling, general and administrative spend.
PrimaLoft

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Net sales	$23,645	$22,541	$1,104	4.9%

Net sales for the three months ended March 31, 2025 were $23.6 million, an increase of $1.1 million as compared to net sales of $22.5 million for the three months ended March 31, 2024. The increase in net sales in the current quarter versus the quarter ended March 31, 2024 is attributable to new programs with European and Asia brand partners resulting in an increase in sales for the first quarter of 2025 compared to the first quarter of 2024, as well as an increase in shipments earlier in the period due to the timing of the Chinese New Year in 2025 compared to 2024.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Segment operating income	$4,158	$3,300	$858	26.0%

Segment operating margin	17.6%	14.6%	2.9%
Segment operating income for the three months ended March 31, 2025 was $4.2 million, an increase of $0.9 million when compared to segment operating income of $3.3 million for the same period in 2024, driven by the increase in net sales. Segment operating margin was 17.6% in the first quarter of 2025 as compared to 14.6% in the first quarter of 2024.

The Honey Pot Co.
In the following results of operations, we provide comparative proforma results of operations for The Honey Pot Co. for the three and three months ended March 31, 2025 and March 31, 2024 as if we had acquired the business on January 1, 2024. The results of operations that follow include relevant proforma adjustments for the pre-acquisition period and explanations where applicable. The operating results for The Honey Pot Co. have been included in the consolidated results of operation from the date of acquisition on January 31, 2024.
Proforma results of operations include the following proforma adjustments as if we had acquired The Honey Pot Co. on January 1, 2024:
•Incremental stock compensation expense of $0.3 million for the three months ended March 31, 2024. This amount is included in SG&A and reduces segment operating income.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for THP of $1.3 million for the three months ended March 31, 2024. This amount reduces segment operating income.
•Management fees that would have been payable to the Manager during each period. THP will pay a management fee of $1.0 million per year ($0.25 million per quarter) to CGM. This amount reduces segment operating income.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
		Pro forma
Net sales	$36,191	$30,836	$5,355	17.4%

Net sales for the three months ended March 31, 2025 were $36.2 million, an increase of $5.4 million or 17.4% from net sales of $30.8 million for the three months ended March 31, 2024. The increase in net sales is primarily due to strong volume growth due to market share gain in our Period Care product line, particularly in mass retail, drugstores and online. Overall, volume and share growth continues to be fueled by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
		Pro forma
Segment operating income (loss)	$4,836	$(691)	$5,527	(799.9)%

Segment operating margin	13.4%	(2.2)%	15.6%
Segment operating income for the three months ended March 31, 2025 was $4.8 million, an increase of $5.5 million when compared to segment operating loss of $0.7 million for the same period in 2024. Segment operating income in the first quarter of 2024 included certain non-recurring expenses related to the acquisition of The Honey Pot Co. in January 2024, including $2.7 million of inventory step-up amortization expense and $3.5 million in acquisition costs. Operating margin in the first quarter of 2025 was 13.4% as compared to (2.2)% in the first quarter of 2024, with the increase attributable to the non-recurring expenses incurred in the prior year.
Velocity Outdoor
On April 30, 2024, Velocity Outdoor sold its Crosman airgun product division. The results of operations for the three months ended March 31, 2024 presented below include the results from the Crosman airgun product division.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Net sales	$13,201	$29,899	$(16,698)	(55.8)%

Net sales for the three months ended March 31, 2025 were $13.2 million, a decrease of $16.7 million or 55.8%, compared to net sales of $29.9 million in the same period in 2024. The decrease in net sales for the three months ended March 31, 2025 was driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories, increased 37.6% compared to the same period in 2024 due to increased archery sales through the dealer and distributor channels and improved online sales of apparel.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Segment operating loss	$(2,825)	$(12,424)	$9,599	(77.3)%

Segment operating margin	(21.4)%	(41.6)%	20.2%
Segment operating loss for the three months ended March 31, 2025 was $2.8 million compared to segment operating loss of $12.4 million for the same period in 2024. The loss in the prior year was driven primarily by the goodwill impairment expense of $8.2 million recognized in the first quarter of 2024. Segment operating margin was (21.4)% in the first quarter of 2025 as compared to (41.6)% in the first quarter 2024. Despite an improvement in gross margin quarter over quarter attributable to the sale of the Crosman product line, the decrease in net sales led to a decrease in operating expense leverage, with selling, general and administrative expense as a percentage of net sales of 37.0% in the quarter ended March 31, 2025 as compared to 27.5% in the quarter ended March 31, 2024.
Industrial Businesses
Altor Solutions

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Net sales	$76,257	$53,404	$22,853	42.8%

Net sales for the quarter ended March 31, 2025 were $76.3 million, an increase of $22.9 million, or 42.8%, compared to net sales of $53.4 million in the quarter ended March 31, 2024. The increase in net sales during the quarter was driven by the acquisition of Lifoam in October 2024. Lifoam contributed $32.6 million in net sales in the first quarter of 2025. The increase in net sales attributable to Lifoam was offset by lower quarterly sales due to shifting market conditions of perishable and cold chain markets and supplier diversification initiatives on behalf of several of Altor's customers.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Segment operating income	$4,986	$6,628	$(1,642)	(24.8)%

Segment operating margin	6.5%	12.4%	(5.9)%
Segment operating income was $5.0 million in the three months ended March 31, 2025, a decrease of $1.6 million as compared to the three months ended March 31, 2024. Segment operating margin was 6.5% in the first quarter of 2025 as compared to 12.4% in the first quarter of 2024, with the decrease driven by a reduction in fixed cost of goods sold coverage due to lower sales levels on the non-Lifoam portion of the business and increases in selling, general and administrative costs related to the acquisition and integration activities.
Arnold

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Net sales	$34,008	$41,287	$(7,279)	(17.6)%

Net sales for the three months ended March 31, 2025 were approximately $34.0 million, a decrease of $7.3 million compared to net sales of $41.3 million in the same period in 2024. The decrease in net sales is primarily a result of lower demand in various markets and delays in production startup at new facilities.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Segment operating income (loss)	$(912)	$4,172	$(5,084)	(121.9)%

Segment operating margin	(2.7)%	10.1%	(12.8)%
Segment operating loss for the three months ended March 31, 2025 was approximately $0.9 million, a decrease of $5.1 million when compared to the same period in 2024. The decrease in segment operating income (loss) was driven by the sales shortfall, unfavorable product mix and non-recurring move related expenses. Segment operating margin was (2.7)% in the first quarter of 2025 as compared to 10.1% in the first quarter of 2024.
Sterno

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Net sales	$65,381	$64,860	$521	0.8%

Net sales for the three months ended March 31, 2025 were approximately $65.4 million, an increase of $0.5 million,or 0.8%, compared to net sales of $64.9 million in the same period in 2024. The net sales variance reflects a slight increase in sales volume for wax, fragrance oil, and multi-use oils.

	Three months ended
	March 31, 2025	March 31, 2024	Increase (Decrease)
Segment operating income	$6,358	$4,785	$1,573	32.9%

Segment operating margin	9.7%	7.4%	2.3%
Segment operating income for the three months ended March 31, 2025 was approximately $6.4 million, an increase of $1.6 million compared to the three months ended March 31, 2024, driven by reduced amortization expense for intangibles that have been fully amortized (amortization expense decreased $1.5 million quarter over quarter). Segment operating margin was 9.7% in the first quarter of 2025 as compared to 7.4% in the first quarter of 2024.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on the preferred shares of the Trust, and strategic growth initiatives, including potential acquisitions. In connection with the Lugano Investigation, we have incurred unanticipated costs for accounting, financing and legal fees in connection with the restatements, including those associated with our entry into forbearance agreements with respect to our credit agreement and indentures due to potential defaults or events of default thereunder. We expect to continue to incur costs, including financing and legal fees related to our financing arrangements and costs related to ongoing securities litigation resulting from the Lugano Investigation and the restatement of our previously issued financial statements.
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment to its existing Credit Agreement. The Amendment modifies the LLC’s Third Amended and Restated Credit Agreement, dated as of July 12, 2022, as amended, among the LLC, the Lenders, the Administrative Agent and the other financial institutions party thereto (the “Credit Agreement”), to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million on the date of the Amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million which may be reduced or terminated by the LLC upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan were to be used for new acquisitions, working capital, capital expenditures and other general corporate purposes. The Company did not utilize the delayed draw feature and it expired on July 9, 2025.
As of March 31, 2025, we had $1,000.0 million of indebtedness associated with our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes"), $300.0 million of indebtedness associated with our 5.000% Senior Notes (the "2032 Notes" or "2032 Senior Notes") and $571.3 million outstanding on our 2022 Term Loan. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At March 31, 2025, approximately 31% of our outstanding debt was subject to interest rate changes.
At March 31, 2025, we had approximately $146.2 million of cash and cash equivalents on hand, an increase of $86.6 million as compared to the year ended December 31, 2024. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

Below is a summary of the change in cash and cash equivalents for the three months ended March 31, 2025 and 2024 is as follows :

	Three months ended
	March 31, 2025	March 31, 2024
(in thousands)		(As Restated)
Net cash provided by (used in):
Operating activities	$(29,348)	$(25,368)
Investing activities	(12,922)	(382,478)
Financing activities	128,240	23,072
Effect of exchange rates on cash and cash equivalents	606	(989)
Net increase (decrease) in cash and cash equivalents	$86,576	$(385,763)
Going Concern
As of the date of filing this Form 10-Q, the Company is not in compliance with certain financial and other covenants under its 2022 Credit Facility. These instances of noncompliance include (i) breaches of financial covenants under the 2022 Credit Facility in historical periods (including December 31, 2024), resulting from required retesting of such covenants in connection with the restatement of our consolidated financial statements for the fiscal years as of and ended December 31, 2022, 2023, and 2024 and the interim periods therein, (ii) and prior defaults and events of default resulting from the circumstances related to Lugano.
The Company is currently operating under a forbearance agreement with its lenders under the 2022 Credit Facility as described in “Note Q – Subsequent Events” in the “Notes to Consolidated Financial Statements” in this Form 10-Q, while the Company negotiates an amendment to the 2022 Credit Facility to account for the deconsolidation of Lugano from the Company’s financial statements and Lugano’s entry into Chapter 11 proceedings (also as discussed in more detail in “Note Q – Subsequent Events” in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q). The forbearance agreement is scheduled to expire on December 19, 2025. If an amendment to the 2022 Credit Facility is not executed on or before December 19, 2025, then beginning December 20, 2025 the lenders under the 2022 Credit Facility may elect to exercise the remedies available to them, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent.
If our borrowings under the 2022 Credit Facility are accelerated and the acceleration is not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 2029 Notes and the 2032 Notes would have the right to declare the notes due and payable as well.
Because there can be no assurance that amendments to the Company’s debt instruments or any other relief will be obtained before an acceleration remedy would become available to the 2022 Credit Facility lenders or the holders of the 2029 Notes and 2032 Notes, management has concluded, applying the going-concern guidance under U.S. GAAP, that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Form 10-Q are issued. Although the Company is actively negotiating an amendment to the 2022 Credit Facility that would include a waiver of ongoing noncompliance, that amendment has not been executed, is not fully within the Company’s control, and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt.
The Company is pursuing various operational and financial initiatives intended to strengthen liquidity and reduce leverage, including evaluating potential subsidiary divestitures, organic deleveraging actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans (together with expected operating cash flow from the Company’s operating subsidiaries excluding Lugano) could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been assumed in the Company’s going concern evaluation and may not be achieved on the timetable necessary to alleviate the substantial doubt described above.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and satisfy its liabilities in the ordinary course of business. For additional information regarding the impact of the Company’s covenant noncompliance on the classification of the Company’s indebtedness, see “Note H – Debt” in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.
Operating Activities
For the three months ended March 31, 2025, cash flows used in operating activities totaled approximately $29.3 million, which represents a $4.0 million increase in cash use compared to cash used in operating activities of $25.4 million during the three-month period ended March 31, 2024. Cash used in operating activities for working capital for the three months ended March 31, 2025 was $12.6 million, as compared to cash provided by operating activities for working capital of $17.2 million for the three months ended March 31, 2024. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter of the prior year. In the prior year, our 5.11 business did not have a build up of inventory until the second quarter of 2024 due to a delay in receipt of inventory as purchases of non-PFAS inventory had longer than expected lead times. The cash flows for working capital in the first quarter of 2025 reflect more normalized cash flow patterns.
Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2025 totaled $12.9 million, compared to cash used in investing activities of $382.5 million in the same period of 2024. In the prior year, cash used in investing activities reflects our acquisition of The Honey Pot Co. in January 2024, while investing activities in the current year is primarily capital expenditures. Capital expenditures spend increased $5.4 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, with $13.1 million in capital expenditures in 2025 and $7.7 million in capital expenditures in 2024. The increase in capital expenditures is primarily due to increased capital expenditures at Lugano related to their salon expansion and overall growth, and Arnold, related to the relocation of two of their facilities in the United States. We expect capital expenditures for the full year of 2025 to be between approximately $50 million to $60 million.
Financing Activities
Cash flows provided by financing activities totaled approximately $128.2 million during the three months ended March 31, 2025 compared to cash flows provided by financing activities of $23.1 million during the three months ended March 31, 2024. Financing activities in the current year reflects $58.1 million in Trust preferred shares issued under our at-the-market share offering program while financing activities in the first three months of 2024 reflects $2.0 million in Trust common and preferred shares issued under our at-the-market share offering program. In the current year, we added an additional $200 million in outstanding term loan, a portion of which was used to repay amounts outstanding under our revolving credit facility, resulting in net borrowings of $90 million. In the prior year comparable period, we had net borrowings under the credit facility of $46 million. The prior year cash provided by financing activities also reflects the amount of equity investment made by noncontrolling shareholders related to the acquisition of The Honey Pot Co. ($41.7 million). Financing activities in both periods reflect the payment of our common and preferred share distributions, and prior period financing cash flows includes the payment of the profit allocation from the sale of Marucci to the Allocation Interest Holders of $48.9 million.
Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In the three months ended March 31, 2025 and 2024, the cash flows provided by these financing arrangements totaled $15.6 million and $12.2 million, respectively.
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
We have made several amendments to the Lugano intercompany credit agreement to allow Lugano to continue to expand its operations and build inventory to support its salon expansion. Amendments were made to the Lugano intercompany credit agreement in the first quarter of 2025 and the first, second, third and fourth quarter of 2024.
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
In the third quarter of 2024, we amended the Arnold intercompany credit agreement to increase the amount of the term loan outstanding under the credit agreement. Arnold was in the process of relocating two of their product divisions to a new facility at the time of the amendment. Arnold incurred total expense of approximately $13.0 million in the year ended December 31, 2024, and an additional $0.9 million in costs in the first quarter of 2025 related to the relocation of the two facilities. Arnold exceeded the capital expenditure spend that was permitted under the amendment and was granted a waiver at December 31, 2024 and March 31, 2025.

In the fourth quarter of 2024, we amended the Altor intercompany credit agreement to increase the amount of the term loan to finance the acquisition of Lifoam on October 1, 2024, and extended the term of the intercompany credit agreement by an additional three years.
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at March 31, 2025 except Lugano, Velocity and Arnold. Velocity was issued a waiver for the fourth quarter of 2024 and first quarter of 2025 related to the fixed charge coverage ratio in their intercompany credit agreement. Arnold received a waiver for the fourth quarter of 2024 and first quarter of 2025 related to the fixed charge ratio covenant in their intercompany credit agreement. As a result of the restatement of Lugano's historical financial information, Lugano was not in compliance with the covenants in its intercompany credit agreement with the Company at March 31, 2025. On June 6, 2025, the Company issued a Notice of Default to Lugano for failure to comply with the intercompany credit agreement (the Lugano Events of Default"). On August 29, 2025, the Company entered into a forbearance agreement with Lugano (the Lugano Forbearance Agreement"). The Lugano Forbearance Agreement, as amended, whereby the Company agreed to forbear from exercising its rights and remedies as a lender under the Lugano intercompany credit agreement due to the Lugano Events of Default. The Lugano Forbearance Agreement, as amended, was in effect until November 16, 2025 when Lugano filed for bankruptcy protection.
All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of March 31, 2025, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$144,738
BOA	156,561
Lugano	659,349
PrimaLoft	152,069
The Honey Pot Co.	94,000
Velocity Outdoor	53,600
Altor	191,491
Arnold	88,346
Sterno	70,213
Total intercompany debt	$1,610,367
Corporate and eliminations	(1,610,367)
Total	$—
Our primary source of cash is from the receipt of interest and principal on the outstanding loans to our subsidiaries. Accordingly, we are dependent upon the earnings of and cash flow from these businesses, which are available for (i) operating expenses; (ii) payment of principal and interest under our applicable credit facility and interest on our Senior Notes; (iii) payments to CGM due pursuant to the MSA and payments to Sostratus LLC pursuant to the LLC Agreement; (iv) cash distributions to our shareholders; and (v) investments in future acquisitions. Payments made under (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures.
Financing Arrangements
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement (the "2022 Credit Facility"). The 2022 Credit Facility provides for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million (the "2022 Revolving Credit Facility") and also permits the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the maturity date of loans advanced under the 2022 Revolving Credit Facility. The 2022 Credit Facility also provided for a $400 million term loan (the “2022 Term Loan”). In January 2025, the Company entered into an amendment of the 2022 Credit Facility to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million, which may be reduced or terminated by the Company upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The initial $200 million draw was used to reduce the amount outstanding under the 2022 Revolving Credit Facility and for general corporate purposes. The Company did not draw on the delayed draw term loan and the commitment expired on July 9, 2025. The 2022 Term Loan requires quarterly payments commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date.
Net availability under the 2022 Revolving Credit Facility was approximately $596.6 million at March 31, 2025, however, the Company was not in compliance with the financial covenants contained in the 2022 Credit Facility as of March 31, 2025 and as a result, the availability of the 2022 Revolving Credit Facility at March 31, 2025 would have been limited. The outstanding borrowings under the 2022 Revolving Credit Facility include $3.5 million of outstanding letters of credit at March 31, 2025, which are not reflected on our balance sheet.
Please see "Note Q – Subsequent Events” in the "Notes to the Condensed Consolidated Financial Statements" in this Form 10-Q for additional information concerning the 2022 Credit Facility.
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
Please see "Note Q – Subsequent Events” in the "Notes to the Condensed Consolidated Financial Statements" in this Form 10-Q for additional information concerning the 2032 Senior Notes.
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
Please see "Note Q – Subsequent Events” in the "Notes to the Condensed Consolidated Financial Statements" in this Form 10-Q for additional information concerning the 2029 Senior Notes.
Borrowings under our 2022 Credit Facility are subject to certain conditions and customary events of default, including, without limitation, failure to make payments, cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments, and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2022 Credit Facility may be declared immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Agent and the Lenders may exercise any rights or remedies available to them under the 2022 Credit Facility. The Company was not in compliance with such financial covenants as of March 31, 2025 and the year ended December 31, 2024 and had not received forbearance or other relief from its lenders as of those dates. As a result, the lenders had the contractual right on those dates to accelerate the Company’s outstanding obligations under the 2022 Credit Facility. Accordingly, the Company has classified outstanding borrowings under the 2022 Term Loan and 2022 Revolving Credit facility as current at March 31, 2025 and December 31, 2024 in the Consolidated Financial Statements. Furthermore, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights, the 2029 Notes and 2032 Notes have also been classified as current at March 31, 2025 and December 31, 2024 in the Condensed Consolidated Financial Statements.

The following table reflects required and actual financial ratios as of March 31, 2025 included as part of the affirmative covenants in our 2022 Credit Facility.

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.50:1.0	0.62:1.0
Consolidated Senior Secured Leverage Ratio	Less than or equal to 3.50:1.0	1.69:1.0
Consolidated Total Leverage Ratio	Less than or equal to 5.00:1.0	6.46:1.0
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Interest on credit facilities	$9,582	$7,985
Interest on Senior Notes	16,875	16,875
Unused fee on Revolving Credit Facility	675	551
Other interest expense (1)	9,047	1,704
Interest income	(328)	(1,848)
Interest expense, net	$35,851	$25,267
(1) Other interest expense includes interest amounts related to Lugano financing arrangements.
The following table provides the effective interest rate of the Company’s outstanding debt at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	6.73%	571,250	7.60%	375,000
2022 Revolving Credit Facility		—	7.62%	110,000
Unamortized debt issuance costs		(11,186)		(10,710)
Total debt outstanding		$1,860,064		$1,774,290

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

We have included information to reconcile non-GAAP financial measures for the periods presented to the most directly comparable GAAP financial measure. We use non-GAAP information for financial and operational decision-making purposes and as a means to evaluate the underlying performance of our business and/or in forecasting our business. We believe that the presentation of such non-GAAP information, when considered in conjunction with the most directly comparable GAAP information, provides additional useful information for investors in their assessment of the underlying performance of our business. The presentation of these non-GAAP financial measures supplements other metrics we use to internally evaluate our subsidiary businesses and facilitate the comparison of past and present operations. These measures are not intended to replace the presentation of financial results in accordance with U.S. GAAP, and may be different from or otherwise inconsistent with non-GAAP financial measures used by other companies.
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

Adjusted EBITDA
Three months ended March 31, 2025
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(8,764)	$3,906	8,243	$(51,634)	$(437)	$1,754	$(4,167)	$(228)	$(1,606)	$3,179	$(49,754)
Adjusted for:
Provision (benefit) for income taxes	—	1,144	1,166	(256)	394	419	44	13	(1,383)	997	2,538
Interest expense, net	26,843	1	(1)	8,875	(7)	(2)	(1)	—	143	—	35,851
Intercompany interest	(39,893)	3,344	3,984	15,375	4,129	2,602	1,421	4,854	1,915	2,269	—
Depreciation and amortization	74	5,772	5,248	1,593	5,315	4,160	1,369	7,192	2,578	3,476	36,777
EBITDA	(21,740)	14,167	18,640	(26,047)	9,394	8,933	(1,334)	11,831	1,647	9,921	25,412
Other (income) expense	14	105	63	13,515	1	(3)	(127)	215	(2)	(100)	13,681
Noncontrolling shareholder compensation	—	545	1,346	916	549	25	105	245	4	277	4,012
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other (1)	—	—	—	—	—	—	—	562	915	69	1,546
Adjusted EBITDA	$(21,726)	$14,817	$20,049	$(11,616)	$9,944	$9,830	$(1,356)	$12,853	$2,564	$10,167	$45,526

(1) Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In the current year, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of two of Arnold's facilities in the United States, and for Altor includes the add-back of certain expenses incurred related to restructuring of their facilities after the acquisition of Lifoam.

Adjusted EBITDA
Three months ended March 31, 2024
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
				(As Restated)							(As restated)
Net income (loss) from continuing operations	$(7,394)	$3,400	$3,351	$(70,848)	$(1,313)	$(3,490)	$(15,973)	$693	$1,651	$992	$(88,931)
Adjusted for:
Provision (benefit) for income taxes	—	1,203	539	158	(80)	(1,167)	580	628	796	453	3,110
Interest expense, net	23,593	(3)	(3)	1,695	(2)	(22)	44	—	(35)	—	25,267
Intercompany interest	(37,815)	3,526	5,492	11,758	4,616	1,996	3,218	2,009	1,700	3,500	—
Depreciation and amortization	280	5,873	5,438	1,110	5,327	5,138	3,276	4,085	2,153	4,935	37,615
EBITDA	(21,336)	13,999	14,817	(56,127)	8,548	2,455	(8,855)	7,415	6,265	9,880	(22,939)
Other (income) expense	(39)	(34)	75	44,639	—	(17)	(297)	3,236	52	(173)	47,442
Noncontrolling shareholder compensation	—	534	1,429	504	680	145	194	252	4	329	4,071
Impairment expense	—	—	—	—	—	—	8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	3,479	—	—	—	—	3,479
Other	—	—	—	—	—	90	—	—	—	184	274
Adjusted EBITDA (1)	$(21,375)	$14,499	$16,321	$(10,984)	$9,228	$6,152	$(776)	$10,903	$6,321	$10,220	$40,509

(1) As a result of the sale of Ergobaby in December 2024, Adjusted EBITDA does not include $1.4 million that was previously included in the three months ended March 31, 2024.

Reconciliation of Net income (loss) to Adjusted Earnings (Loss) and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings (Loss) to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2025	2024
		(As Restated)
Net loss	$(49,710)	$(85,269)
Income from discontinued operations, net of tax	—	317
Gain on sale of discontinued operations, net of tax	44	3,345
Net loss from continuing operations	$(49,754)	$(88,931)
Less: loss from continuing operations attributable to noncontrolling interest	(19,717)	(28,756)
Net loss attributable to Holdings - continuing operations	$(30,037)	$(60,175)
Adjustments:
Distributions paid - preferred shares	(8,434)	(6,045)
Amortization expense - intangibles and inventory step-up	23,351	25,879
Impairment expense	—	8,182
Stock compensation	4,012	4,071
Acquisition expenses	—	3,479
Integration Services Fee	875	—
Other	1,546	274
Adjusted Loss	$(8,687)	$(24,335)
Plus (less):
Depreciation expense	12,301	10,731
Income tax provision	2,538	3,110
Interest expense	35,581	25,267
Amortization of debt issuance costs	1,125	1,005
Income from continuing operations attributable to noncontrolling interest	(19,717)	(28,756)
Distributions paid - preferred shares	8,434	6,045
Other (income) expense	13,681	47,442
Adjusted EBITDA	$45,256	$40,509
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year.
Related Party Transactions
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly, as defined in the MSA. Our Chief Executive Officer is a partner of CGM.

In January 2025, the LLC and the Manager amended the Sixth Amended and Restated Management Services Agreement by entering into a Seventh Amended and Restated Management Services Agreement (the “MSA Amendment”), which restructures the management fee to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Board. The Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
For the three months ended March 31, 2025 and 2024, the Company incurred the following management fees to CGM, by entity:

	Three months ended March 31,
(in thousands)	2025	2024
5.11	$250	$250
BOA	250	250
Lugano	188	188
PrimaLoft	250	250
The Honey Pot Co.	250	—
Velocity	125	125
Altor	188	188
Arnold Magnetics	125	125
Sterno	125	125
Corporate	17,112	16,441
	$18,863	$17,942
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of March 31, 2025 at approximately $43.1 million, which amount will reduce future payments on a dollar-for-dollar basis. The Board intends to direct the Company to pursue its right to recover all such excess management fees paid to the Manager as soon as is reasonably practicable in light of the facts and circumstances. Refer to "Note O - Related Parties" included in the "Notes to the Condensed Consolidated Financial Statements" in this Form 10-Q, for the calculation of the management fee amounts that were in excess of the amount due after the restatement.
Integration Services Agreements
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. Under the Integration Services Agreement ("ISA"), CGM provides services for new platform acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-

Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. Integration services fees are recorded as selling, general and administrative expense in the consolidated statement of operations. The amendment to the Management Service Agreement entered into in January 2025 eliminated the payment of integration services for future acquisitions.
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024. THP paid CGM $0.9 million in integration service fees in the quarter ended March 31, 2025.
Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC agreement that entitled the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (a "Sale Event") and upon election of the Holder during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (a "Holding Event"). Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board.
The sale of Marucci in November 2023 represented a Sale Event and the Company's board of directors approved a distribution of $48.9 million in the first quarter of 2024. This distribution was paid to the Holders of the Allocation Interests in February 2024.
The sale of Ergobaby in December 2024 represented a Sale Event, however the calculation of the profit allocation payment resulted in a negative amount therefore no profit allocation payment was due to the Holders. The negative amount will offset future profit allocation payments due to the Holders.
The Lugano bankruptcy will be a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements as described in the 2024 Form 10-K/A.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.2 million and $0.4 million during the three months ended March 31, 2025 and March 31, 2024, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $12.0 million and $10.6 million from this supplier during the three months ended March 31, 2025 and March 31, 2024, respectively.
Lugano
Related Party Transaction - In the first quarter of 2025, the former Chief Executive Officer of Lugano represented that he had entered into an agreement with a customer of Lugano to pay, on behalf of the customer, an $8.8 million outstanding account receivable owed to Lugano since July 2024. However, the former Chief Executive Officer of Lugano misrepresented the purpose and explanation for the transaction. It was subsequently determined that neither the account receivable nor the purpose of the payment by the former Chief Executive Officer of Lugano were factually accurate, and that instead the payment was made by the former Chief Executive Officer of Lugano in furtherance of his previously described schemes.
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in 2024. During the three months ended March 31, 2025, Lugano purchased approximately $1.9 million in inventory from the vendor.

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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K/A as filed with the SEC on December 8, 2025.
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
Annual Impairment Testing
2025 Annual Impairment Testing
For our annual impairment testing at March 31, 2025, we performed a qualitative assessment of our reporting units with goodwill balances. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except PrimaLoft exceeded their carrying value. Based on our analysis, we determined that the PrimaLoft operating segment required quantitive testing because we could not conclude that the fair value of the reporting unit significantly exceeded the carrying value based on qualitative factors alone. We performed a quantitative test of PrimaLoft using an income approach and a market approach to determine the fair value of the PrimaLoft reporting unit. The discount rate used in the income approach was 11.3%. The results of the testing indicated that the fair value of PrimaLoft exceeded the carrying value by 12.1%.

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
Indefinite-lived intangible assets
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible asset consists of a trade name with a carrying value of approximately $30.8 million. The results of the qualitative analysis of our reporting unit's indefinite-lived intangible asset, which we completed as of March 31, 2025, indicated that the fair value of the indefinite lived intangible asset exceeded its carrying value.
Recent Accounting Pronouncements
Refer to Note A - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2024. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Form 10-K/A.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. As previously disclosed in the 2024 Form 10-K/A, management identified material weaknesses in internal control over financial reporting. Because these material weaknesses had not been fully remediated as of March 31, 2025, management concluded that the Company’s disclosure controls and procedures were not effective as of that date.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weaknesses described in the 2024 Form 10-K/A were identified subsequent to the end of the quarter, and therefore no remediation activities had been designed or implemented as of March 31, 2025. Following the identification of the material weaknesses, management began developing a remediation plan, as described in the 2024 Form 10-K/A. These remediation activities were initiated after the quarter ended and accordingly are not reflected as changes in internal control over financial reporting for the quarter ended March 31, 2025.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes to those legal proceedings associated with the Company’s business together with legal proceedings for the businesses discussed in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of the 2024 Form 10-K/A, as filed with the SEC on December 8, 2025.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our 2024 Form 10-K/A for the fiscal year ended December 31, 2024 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed.

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

3.8
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference Exhibit 4.11 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.9
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.10
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

3.12
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.13
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

3.15
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)),

3.16
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.17
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

3.19
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.20
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference Exhibit 4.23 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.21
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

10.2
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of March 23, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

10.3
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of November 17, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

10.4
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

Date: December 18, 2025	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 18, 2025	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Stephen Keller
Stephen Keller
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	First amendment to Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.3	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.4	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.5	Second Amendment to the Sixth Amended and Restated Trust agreement of the Trust (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

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

3.8
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference Exhibit 4.11 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.9
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.10
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

3.12
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series B Preferred Shares (incorporated by reference to Exhibit 3.4 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.13
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

3.15
Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on March 13, 2018 (File No. 001-34927)),

3.16
First Amendment to Trust Interest Designation of Compass Group Diversified Holdings LLC with respect to Series B Trust Preferred Interests (incorporated by reference to Exhibit 3.5 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.17
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

3.19
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.20
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series C Preferred Shares (incorporated by reference Exhibit 4.23 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.21
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

10.2
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of March 23, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

10.3
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of November 17, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

10.4
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