Form 10-Q
period 2025-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2025-12-29
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of December 22, 2025, there were 75,235,966 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2025

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
•the "2022 Credit Facility" refers to the third amended and restated credit agreement entered into on July 12, 2022, as further amended, among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (the "agent")
•the "2022 Revolving Credit Facility" refers to the revolving loans, swing line loans and letters of credit provided by the 2022 Credit Facility that matures in 2027;
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, Adjusted EBITDA, and Adjusted Earnings and ability to make quarterly distributions, and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures and (iii) our plans to maintain covenant compliance under the 2022 Credit Facility. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on December 8, 2025 as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
•litigation relating to our representations regarding our financial statements and litigation, enforcement actions or investigations relating to our internal controls, restatement reviews, matters related to the Lugano Investigation (as defined herein) and additional liabilities we are currently unaware of;
•the possibility that control deficiencies identified in the future will result in additional material weaknesses in our internal control over financial reporting;
•our ability to maintain our credit agreements or incur additional borrowings on terms we deem attractive;
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
•our board of director’s ability to cause, in its sole discretion, the Trust to be converted into a corporation;
•our board of director’s ability to reduce or eliminate distributions to our shareholders;
•our reliance on receipts from our subsidiaries to make distributions to our shareholders;
•our board of director’s ability to change the terms of the Company’s shares in its sole discretion;
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
Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of the risks that could cause our actual results to differ appears under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and our 2024 Form 10-K/A (as defined below).
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

EXPLANATORY NOTE
As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 as a result of an investigation commenced in April 2025 by the Audit Committee of the Company’s board of directors (the “Audit Committee”) into the financial, accounting, and inventory practices of our Lugano Holding Inc. ("Lugano") subsidiary (the “Lugano Investigation”), as described in the Explanatory Note in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on December 8, 2025 (the “2024 Form 10-K/A”). The Company delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Form 10-Q”) until the completion of the Lugano Investigation and the restatement of the Company’s prior financial information as set forth in the 2024 Form 10-K/A.
Please refer to the 2024 Form 10-K/A and subsequent filings with the SEC for more information concerning the Lugano Investigation and its findings (see the “Explanatory Note” in the 2024 Form 10-K/A), certain events subsequent to the period ended June 30, 2025 relating to or resulting from the Lugano Investigation, our restatement of financial information as of December 31, 2024, 2023, and 2022 and for the fiscal years ended December 31, 2024, 2023, and 2022 as well as the interim periods in the fiscal years ended December 31, 2024, 2023, and 2022 (see Notes C and S to the consolidated financial statements of the Company included in Part II, Item 8. of the 2024 Form 10-K/A), and remediation actions taken and contemplated following the Lugano Investigation (see Part II, Item 9A of the 2024 Form 10-K/A).

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(in thousands)	(Unaudited)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$73,757	$59,659
Accounts receivable, net	216,378	207,172
Inventories, net	605,480	571,248
Prepaid expenses and other current assets	134,004	126,692
Total current assets	1,029,619	964,771
Property, plant and equipment, net	216,587	244,746
Goodwill	895,420	895,916
Intangible assets, net	938,685	983,396
Other non-current assets	194,279	208,593
Total assets	$3,274,590	$3,297,422
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$116,771	$103,239
Accrued expenses	311,869	318,476
Due to related parties (refer to Note O)	18,204	18,036
Current portion, long-term debt	1,857,036	1,774,290
Subsidiary financing arrangements	183,959	169,765
Other current liabilities	51,144	49,617
Total current liabilities	2,538,983	2,433,423
Deferred income taxes	111,840	108,091
Long-term debt	—	—
Other non-current liabilities	213,037	225,334
Total liabilities	2,863,860	2,766,848
Commitments and contingencies (refer to Note N)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 20,109 shares issued and outstanding at June 30, 2025 and 17,497 shares issued and outstanding at December 31, 2024
Series A preferred shares, no par value; 4,678 shares issued and outstanding at June 30, 2025 and 4,551 shares issued and outstanding at December 31, 2024	112,010	109,159
Series B preferred shares, no par value; 7,524 shares issued and outstanding at June 30, 2025 and and 6,192 shares issued and outstanding at December 31, 2024	177,771	147,906
Series C preferred shares, no par value; 7,907 shares issued and outstanding at June 30, 2025 and 6,754 shares issued and outstanding at December 31, 2024	188,049	161,767
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	1,288,951	1,289,010
Treasury shares, at cost	(18,910)	(18,910)
Accumulated other comprehensive loss	(4,040)	(5,337)
Accumulated deficit	(1,141,951)	(1,004,975)
Total stockholders’ equity attributable to Holdings	601,880	678,620
Noncontrolling interest	(191,150)	(148,046)
Total stockholders’ equity	410,730	530,574
Total liabilities and stockholders’ equity	$3,274,590	$3,297,422

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(in thousands, except per share data)		(As Restated)		(As Restated)
Net revenues	$478,690	$426,705	$932,465	$837,531
Cost of revenues	270,149	238,520	527,892	474,394
Gross profit	208,541	188,185	404,573	363,137
Operating expenses:
Selling, general and administrative expense	162,112	137,581	312,489	275,305
Management fees	19,035	18,739	37,898	36,681
Amortization expense	23,117	24,385	46,468	47,596
Impairment expense	31,515	—	31,515	8,182
Operating income (loss)	(27,238)	7,480	(23,797)	(4,627)
Other income (expense):
Interest expense, net	(34,096)	(29,596)	(69,947)	(54,863)
Amortization of debt issuance costs	(971)	(1,004)	(2,096)	(2,009)
Loss on debt modification	(2,827)	—	(2,827)	—
Gain (loss) on sale of Crosman (refer to Note C)	—	(24,606)	—	(24,606)
Other income (expense), net	1,713	(40,642)	(11,968)	(88,084)
Loss from continuing operations before income taxes	(63,419)	(88,368)	(110,635)	(174,189)
Provision for income taxes	17,358	15,593	19,896	18,703
Loss from continuing operations	(80,777)	(103,961)	(130,531)	(192,892)
Income from discontinued operations, net of income taxes	—	872	—	1,189
Gain on sale of discontinued operations, net of income taxes	2,805	—	2,849	3,345
Net loss	(77,972)	(103,089)	(127,682)	(188,358)
Less: Net loss from continuing operations attributable to noncontrolling interest	(26,755)	(29,802)	(46,472)	(58,558)
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	(235)	—	(571)
Net loss attributable to Holdings	$(51,217)	$(73,052)	$(81,210)	$(129,229)

Amounts attributable to Holdings
Loss from continuing operations	$(54,022)	$(74,159)	$(84,059)	$(134,334)
Income from discontinued operations, net of income tax	—	1,107	—	1,760
Gain on sale of discontinued operations, net of income tax	2,805	—	2,849	3,345
Net loss attributable to Holdings	$(51,217)	$(73,052)	$(81,210)	$(129,229)

Basic income (loss) per common share attributable to Holdings (refer to Note I)
Continuing operations	$(0.92)	$(1.13)	$(1.43)	$(2.66)
Discontinued operations	0.04	0.01	0.04	0.07
Basic loss per common share attributable to Holdings (refer to Note I)	$(0.88)	$(1.12)	$(1.39)	$(2.59)

Basic weighted average number of shares of common shares outstanding	75,236	75,389	75,236	75,332

Cash distributions declared per Trust common share (refer to Note I)	$0.25	$0.25	$0.50	$0.50

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(in thousands)		(As Restated)		(As Restated)
Net loss	$(77,972)	$(103,089)	$(127,682)	$(188,358)
Other comprehensive income (loss)
Foreign currency translation adjustments	608	(1,392)	364	(2,565)
Pension benefit liability, net	(561)	(1,233)	933	(2,066)
Other comprehensive income (loss)	47	(2,625)	1,297	(4,631)
Total comprehensive loss, net of tax	$(77,925)	$(105,714)	(126,385)	(192,989)
Less: Net loss attributable to noncontrolling interests	(26,755)	(30,037)	(46,472)	(59,129)
Less: Other comprehensive loss attributable to noncontrolling interests	(1,016)	(76)	(1,362)	(106)
Total comprehensive loss attributable to Holdings, net of tax	$(50,154)	$(75,601)	$(78,551)	$(133,754)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — April 1, 2024, as restated	$96,600	$96,593	$111,552	$1,282,521	$(9,339)	$(776,206)	$(2,003)	$799,718	$(76,126)	$16,679	$740,271
Net loss	—	—	—	—	—	(73,052)	—	(73,052)	(29,802)	(235)	(103,089)
Total other comprehensive loss, net	—	—	—	—	—	—	(2,625)	(2,625)	—	—	(2,625)
Issuance of Trust common shares	—	—	—	3,275	—	—	—	3,275	—	—	3,275
Issuance of Trust preferred shares	853	2,965	5,158	—	—	—	—	8,976	—	—	8,976
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	3,680	247	3,927
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	6	—	6
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(349)	—	(349)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(82)	—	(82)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,846)	—	(18,846)	—	—	(18,846)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,101)	—	(6,101)	—	—	(6,101)
Balance — June 30, 2024, as restated	$97,453	$99,558	$116,710	$1,285,796	$(9,339)	$(874,205)	$(4,628)	$711,345	$(102,673)	$16,691	$625,363

Balance — April 1, 2025	$111,907	$177,112	$187,950	$1,288,975	$(18,910)	$(1,062,211)	$(4,087)	$680,736	$(167,091)	$—	$513,645
Net loss	—	—		—	—	(51,217)	—	(51,217)	(26,755)	—	(77,972)
Total other comprehensive income, net	—	—		—	—	—	47	47	—	—	47
Issuance of Trust common shares	—	—	—	(24)	—	—	—	(24)	—	—	(24)
Issuance of Trust preferred shares	103	659	99	—	—	—	—	861	—	—	861
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,189	—	4,189
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	348	—	348
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,803)	—	(1,803)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(38)	—	(38)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,809)	—	(18,809)	—	—	(18,809)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(9,714)	—	(9,714)	—	—	(9,714)
Balance — June 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,141,951)	$(4,040)	$601,880	$(191,150)	$—	$410,730

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2024, as restated	$96,417	$96,504	$110,997	$1,281,303	$(9,339)	$(646,225)	$3	$929,660	$(89,991)	$16,756	$856,425
Net loss	—	—	—	—	—	(129,229)	—	(129,229)	(58,558)	(571)	(188,358)
Total other comprehensive loss, net	—	—	—	—	—	—	(4,631)	(4,631)	—	—	(4,631)
Issuance of Trust common shares	—	—	—	4,493	—	—	—	4,493	—	—	4,493
Issuance of Trust preferred shares	1,036	3,054	5,713	—	—	—	—	9,803			9,803
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	7,751	506	8,257
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	6	—	6
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(2,859)	—	(2,859)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(696)	—	(696)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Distributions paid - Allocation Interests (refer to Note I)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Common Shares	—	—	—	—	—	(37,664)	—	(37,664)	—	—	(37,664)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(12,146)	—	(12,146)	—	—	(12,146)
Balance — June 30, 2024, as restated	$97,453	$99,558	$116,710	$1,285,796	$(9,339)	$(874,205)	$(4,628)	$711,345	$(102,673)	$16,691	$625,363

Balance — January 1, 2025	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(1,004,975)	$(5,337)	$678,620	$(148,046)	$—	$530,574
Net loss	—	—	—	—	—	(81,210)	—	(81,210)	(46,472)	—	(127,682)
Total other comprehensive income, net	—	—	—	—	—	—	1,297	1,297	—	—	1,297
Issuance of Trust common shares	—	—	—	(59)	—	—	—	(59)	—	—	(59)
Issuance of Trust preferred shares	2,851	29,865	26,282	—	—	—	—	58,998	—	—	58,998
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	8,201	—	8,201
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	1,710	—	1,710
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(6,468)	—	(6,468)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(75)	—	(75)
Distributions paid - Trust Common Shares	—	—	—	—	—	(37,618)	—	(37,618)	—	—	(37,618)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(18,148)	—	(18,148)	—	—	(18,148)
Balance — June 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,141,951)	$(4,040)	$601,880	$(191,150)	$—	$410,730

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2025	2024
(in thousands)		(As Restated)
Cash flows from operating activities:
Net loss	$(127,682)	$(188,358)
Income from discontinued operations	—	1,189
Gain on sale of discontinued operations	2,849	3,345
Loss from continuing operations	(130,531)	(192,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	23,363	21,071
Amortization expense - intangibles	46,468	47,596
Amortization expense - inventory step-up	—	3,689
Amortization of debt issuance costs	2,096	2,009
Loss on debt modification	2,827	—
Impairment expense	31,515	8,182
Loss on sale of Crosman	—	24,606
Noncontrolling stockholder stock based compensation	8,201	7,751
Provision for receivable and inventory reserves	588	(4,555)
Deferred income taxes	3,629	(661)
Other	(1,897)	463
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,980)	(4,079)
Inventories	(34,564)	(19,225)
Other current and non-current assets	4,400	445
Accounts payable and accrued expenses	(7,623)	12,009
Cash used in operating activities - continuing operations	(64,508)	(93,591)
Cash provided by operating activities - discontinued operations	—	6,963
Cash used in operating activities	(64,508)	(86,628)
Cash flows from investing activities:
Acquisitions, net of cash acquired	495	(379,524)
Purchases of property and equipment	(23,983)	(18,713)
Proceeds from sale of businesses	2,849	64,828
Other investing activities	(1,548)	(2,358)
Cash used in investing activities - continuing operations	(22,187)	(335,767)
Cash used in investing activities - discontinued operations	—	(307)
Cash used in investing activities	(22,187)	(336,074)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	(59)	4,493
Proceeds and expenses from issuance of Trust preferred shares, net	58,998	9,803
Borrowings - revolving credit facility	73,500	237,000
Repayments - revolving credit facility	(183,500)	(183,000)
Borrowings - term loan	200,000	—
Principal payments - term loan	(7,500)	(5,000)
Subsidiary financing arrangements - borrowings	27,092	84,081
Subsidiary financing arrangements - repayments	(8,360)	(45,836)
Distributions paid - common shares	(37,618)	(37,664)
Distributions paid - preferred shares	(18,148)	(12,146)
Distributions paid - allocation interests	—	(48,941)
Net proceeds provided by noncontrolling shareholders	1,710	—
Net proceeds provided by noncontrolling shareholders - acquisitions	—	41,680
Purchase of noncontrolling interest	(6,468)	(2,859)
Debt issuance costs	(1,241)	—
Other	(28)	—
Net cash provided by financing activities	98,378	41,611
Foreign currency impact on cash	2,415	(1,017)
Net (decrease) increase in cash and cash equivalents	14,098	(382,108)
Cash and cash equivalents — beginning of period (1)	59,659	450,409
Cash and cash equivalents — end of period (2)	$73,757	$68,301

Supplemental Cash Flow Disclosure:
Non-cash financing activities (3)	$4,534	$3,590
(1) Includes cash from discontinued operations of $3.8 million at January 1, 2024.
(2) Includes cash from discontinued operations of $6.8 million at June 30, 2024.
(3) Represents the non-cash settlement of Lugano financing arrangements.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2025

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

The LLC is a controlling owner of nine businesses, or operating segments, at June 30, 2025. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holdings, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note P - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2025 and June 30, 2024 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2024 Form 10-K/A.
Going Concern
In its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, filed with the Securities and Exchange Commission (the "SEC") on December 18, 2025, and its 2024 Annual Report on Form 10-K/A filed with the SEC on December 8, 2025, the Company disclosed that it was not in compliance with certain financial and other covenants under its 2022 Credit Facility, and that its forbearance agreement providing relief for such events of noncompliance was scheduled to expire on December 19, 2025. On December 19, 2025, the Company entered into the Fifth Amendment to its 2022 Credit Facility, which waived all existing events of default and reset certain financial covenants under the 2022 Credit Facility. Accordingly, as of the date of filing this Form 10-Q, the Company is in compliance with the non-financial covenants under its 2022 Credit Facility, as amended.
The 2022 Credit Facility provides that the financial covenants thereunder will not be tested again until the Company’s preparation and filing of its consolidated financial statements for the fiscal year ended December 31, 2025, which the Company expects to occur on or before March 31, 2026. Because this Form 10-Q has been filed shortly after execution of the Fifth Amendment, management has had limited ability to forecast its expectations for compliance with the amended covenants over the twelve-month look-forward period specified in Accounting Standard Codification Topic (ASC) 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), and such forecasts are subject to uncertainty.

If the Company were unable to comply with the amended financial covenants when they are next tested and is otherwise unable to obtain amendments, waivers, or other relief, the lenders under the 2022 Credit Facility, its lenders could elect to exercise available remedies, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent. If borrowings under the 2022 Credit Facility were accelerated and the acceleration were not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 5.250% Senior Notes due 2029 (the “2029 Notes” or “2029 Senior Notes”) and 5.000% Senior Notes due 2032 (the “2032 Notes” or “2032 Senior Notes”) would have the right to declare the notes due and payable as well.
Although the Fifth Amendment provides relief from existing events of default, it does not eliminate the risk that the Company may be unable to comply with the amended covenants when they are next tested, and any additional amendments, waivers or other relief that may be required are not fully within the Company’s control and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt. Accordingly, management has concluded, applying the going-concern guidance under U.S. GAAP, that these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Form 10-Q are issued.
The Company continues to pursue various operational and financial initiatives intended to strengthen liquidity and reduce leverage, including evaluating potential subsidiary divestitures, organic deleveraging actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been assumed in the Company’s going concern evaluation and may not be achieved on the timetable necessary to alleviate the substantial doubt described above.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and satisfy its liabilities in the ordinary course of business. For additional information regarding the impact of the Company’s covenant noncompliance on the classification of the Company’s indebtedness, see “Note H – Debt.”
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
Restatement of Previously Reported Interim Financial Statements
As previously disclosed, in April 2025 the Audit Committee of the Company's board of directors (the “Audit Committee”) of the Company commenced an internal investigation into the financing, accounting, and inventory practices of Lugano Holding, Inc. (“Lugano”), a subsidiary and operating segment of the Company, based on concerns reported to Company management as to these practices. The findings of the investigation (the "Lugano Investigation") identified certain unrecorded financing arrangements and irregularities in sales, cost of sales, inventory, and accounts receivable recorded by Lugano. As a result of these findings, the Company restated its previously issued audited consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 as well as the interim periods in the years ended December 31, 2024, 2023 and 2022 (collectively, the “Affected Periods”) for the correction of historical financial information related to Lugano. Management identified misstatements in each of the Affected Periods that the Company deemed to be material as a result of the Lugano Investigation.
Previously reported information as of June 30, 2024 and for the three and six months ended June 30, 2024 in this Form 10-Q have been updated to reflect the restatement.
Discontinued Operations
The Company completed the sale of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”) during the fourth quarter of 2024. The results of operations of Ergobaby are reported as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. Refer to Note C - "Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.

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
Unaudited proforma information
The following unaudited proforma data for the six months ended June 30, 2024 gives effect to the acquisition of The Honey Pot Co., as described above, and the disposition of Ergo, as if these transactions had been completed as of January 1, 2024. The proforma data gives effect to historical operating results with adjustments to interest expense, amortization expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Six months ended
June 30, 2024
(in thousands, except per share data)	(As Restated)
Net sales	$848,202
Gross profit	$369,471
Operating loss	$(4,318)
Net loss from continuing operations	$(193,064)
Net loss from continuing operations attributable to Holdings	$(134,727)
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(2.66)
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
Note C — Dispositions
Sale of Ergobaby
On December 27, 2024, the LLC, solely in its capacity as the representative of the holders of stock and options of

EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”), a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Ergobaby Merger Agreement”) with ERGO Acquisition LLC (“Ergo Acquirer”), Aloha Merger Sub LLC ( “Aloha Merger Sub”) and Ergobaby, to sell to Ergo Acquirer all of the issued and outstanding securities of Ergobaby, the parent company of the operating entity, The ERGO Baby Carrier, Inc., through a merger of Aloha Merger Sub with and into Ergobaby, with Ergobaby surviving the merger and becoming a wholly owned subsidiary of Acquirer (the “Ergobaby Merger”). On the same day, December 27, 2024, the parties completed the Ergobaby Merger pursuant to the Ergobaby Merger Agreement.
The sale price of Ergobaby was based on an enterprise value of $104 million and was subject to certain adjustments based on matters such as transaction expenses of Ergobaby, the net working capital and cash and debt balances of Ergobaby at the time of the closing. The LLC owned approximately 82% of the outstanding stock of Ergobaby on a fully diluted basis prior to the Ergobaby Merger. After the allocation of the sales price to Ergobaby non-controlling equityholders and the payment of transaction expenses, the Company received approximately $99.1 million of total proceeds at closing. This amount was in respect of its debt and equity interests in Ergobaby (which was acquired by the Company on September 16, 2010) and the payment of accrued interest. The Company recorded a pre-tax gain on the sale of Ergobaby of $6.1 million in the fourth quarter of 2024. In the second quarter of 2025, the Company received a net working capital settlement of $2.8 million related to the sale of Ergobaby, which was recognized as additional gain on sale of discontinued operations in the accompanying condensed consolidated statement of operations. The proceeds from the Ergobaby sale were used to pay down outstanding debt under the Company’s Revolving Credit facility.
Summarized results of operations of Ergobaby for the three and six months ended June 30, 2024 are as follows (in thousands):

	Three months ended June 30, 2024	Six months ended June 30, 2024
Net sales	$28,557	$49,775
Gross profit	18,393	32,351
Operating income	2,562	1,564
Income from operations before income taxes (1)	2,562	1,569
Provision (benefit) for income taxes	1,689	380
Income from discontinued operations (1)	$873	$1,189
(1) The results of operations for the three and six months ended June 30, 2024, excludes $2.2 million and $4.3 million of intercompany interest expense, respectively.
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
The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2025 and 2024 (in thousands):

Three months ended June 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$104,801	$5,589	$8,087	$4,653	$8,312	$131,442
BOA (1)	12,632	17	24,589	10,999	132	48,369
Lugano	25,404	—	501	—	866	26,771
PrimaLoft (1)	282	—	989	23,375	209	24,855
The Honey Pot Co.	32,788	—	—	—	10	32,798
Velocity Outdoor	14,977	—	20	18	198	15,213
Altor	78,240	5,065	—	—	—	83,305
Arnold	25,784	—	10,682	1,231	735	38,432
Sterno	74,365	—	807	1	2,332	77,505
	$369,273	$10,671	$45,675	$40,277	$12,794	$478,690

Three months ended June 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
						(As restated)
5.11	$97,482	$7,662	$8,470	$4,179	$5,408	$123,201
BOA (1)	13,305	13	22,966	17,777	99	54,160
Lugano (as restated)	11,041	—	49	—	935	12,025
PrimaLoft (1)	162	—	1,352	23,655	122	25,291
The Honey Pot	24,178	—	—	—	4	24,182
Velocity Outdoor	16,889	80	515	141	1,086	18,711
Altor	45,650	6,563	—	—	—	52,213
Arnold	29,979	151	10,261	1,835	929	43,155
Sterno	71,225	—	479	—	2,063	73,767
Total (As Restated)	$309,911	$14,469	$44,092	$47,587	$10,646	$426,705

Six months ended June 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$209,642	$10,553	$15,997	$8,571	$16,049	$260,812
BOA (1)	26,958	17	48,398	21,680	193	97,246
Lugano	47,771	—	1,664	95	4,086	53,616
PrimaLoft (1)	613	—	1,759	45,593	535	48,500
The Honey Pot Co.	68,965	—	—	—	24	68,989
Velocity Outdoor	27,871	—	59	18	466	28,414
Altor	148,808	10,754	—	—	—	159,562
Arnold	47,777	71	20,141	2,861	1,590	72,440
Sterno	137,227	—	1,610	1	4,048	142,886
	$715,632	$21,395	$89,628	$78,819	$26,991	$932,465

Six months ended June 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
						(As restated)
5.11	$193,652	$15,161	$16,562	$8,243	$14,557	$248,175
BOA (1)	25,866	22	40,016	30,946	213	97,063
Lugano (as restated)	21,184	158	49	492	935	22,818
PrimaLoft (1)	263	—	2,548	44,773	248	47,832
The Honey Pot Co.	44,256	—	—	—	91	44,347
Velocity Outdoor	43,074	461	1,042	310	3,723	48,610
Altor	92,194	13,423	—	—	—	105,617
Arnold	57,912	242	21,265	3,266	1,757	84,442
Sterno	133,711	—	1,063	1	3,852	138,627
Total (as restated)	$612,112	$29,467	$82,545	$88,031	$25,376	$837,531
(1)For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.
Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Machinery and equipment	$283,073	$269,367
Furniture, fixtures and other	69,002	72,721
Leasehold improvements	98,757	120,046
Buildings and land	11,614	11,375
Construction in process	23,125	24,807
	485,571	498,316
Less: accumulated depreciation	(268,984)	(253,570)
Total	$216,587	$244,746
Depreciation expense was $11.1 million and $23.4 million for the three and six months ended June 30, 2025, respectively and $10.3 million and $21.1 million for the three and six months ended June 30, 2024, respectively.
Inventory
Inventory is comprised of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
		(As Restated)
Raw materials	$84,607	$80,145
Work-in-process	25,404	19,672
Finished goods	538,171	515,242
Less: obsolescence reserve	(42,702)	(43,811)
Total	$605,480	$571,248

Note F — Goodwill and Other Intangible Assets
As a result of acquisitions of various businesses, the Company has significant intangible assets on its balance sheet that include goodwill and an indefinite-lived intangible. The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of March 31st or more frequently if facts and circumstances warrant by comparing the fair value of each reporting unit to its carrying value. Each of the Company’s businesses represent a reporting unit.
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
The following is a summary of the net carrying amount of goodwill at June 30, 2025 and December 31, 2024, is as follows (in thousands):

	June 30, 2025	December 31, 2024
		(As Restated)
Goodwill - gross carrying amount	$1,311,317	$1,311,813
Accumulated impairment losses (1)	(415,897)	(415,897)
Goodwill - net carrying amount	$895,420	$895,916
(1) Comprised of accumulated goodwill impairment expense of $260.6 million at Lugano (as restated), $72.7 million at Velocity, $24.9 million at Arnold and $57.8 million at PrimaLoft.

The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2025 by operating segment (in thousands):

	Balance at January 1, 2025	Acquisitions/Measurement Period Adjustments	Balance at June 30, 2025
	(As Restated)

5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Lugano (as restated)	—	—	—
PrimaLoft	232,536	—	232,536
The Honey Pot Co.	107,039	—	107,039
Velocity Outdoor	—	—	—
Altor	114,619	(496)	114,123
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Total	$895,916	$(496)	$895,420
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company evaluated the qualitative factors of the indefinite lived intangible asset in connection with the annual impairment testing for 2025 and 2024. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting unit that maintains an indefinite lived intangible asset exceeded the carrying value.
Other intangible assets are comprised of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
				(As Restated)	(As Restated)	(As Restated)
Customer relationships	$772,033	$(337,340)	$434,693	$772,361	$(311,357)	$461,004
Technology and patents	200,388	(85,513)	114,875	198,865	(78,175)	120,690
Trade names, subject to amortization	454,343	(96,719)	357,624	453,792	(83,706)	370,086
Non-compete agreements	1,588	(1,405)	183	1,588	(1,282)	306
Other contractual intangible assets	210	(210)	—	210	(210)	—
Total	1,428,562	(521,187)	907,375	1,426,816	(474,730)	952,086
Trade names, not subject to amortization	30,810	—	30,810	30,810	—	30,810
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,459,872	$(521,187)	$938,685	$1,458,126	$(474,730)	$983,396
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $23.1 million and $46.5 million for the three and six months ended June 30, 2025, respectively and $24.4 million and $47.6 million for the three and six months ended June 30, 2024, respectively.

Estimated charges to amortization expense of intangible assets for the remainder of 2025 and the next four years, is as follows (in thousands):

2025	2026	2027	2028	2029

$46,427	$90,662	$81,872	$79,770	$79,649
Interim long-lived asset impairment testing
Lugano - As a result of the preliminary findings of the Lugano Investigation, the Company determined that a triggering event had occurred in the second quarter of 2025 and tested the long-lived assets of Lugano for impairment. The long-lived assets at Lugano are comprised of a tradename intangible asset, property, plant and equipment and right-of-use lease assets. The long-lived assets were assessed as definite lived assets to be held and used as of the impairment testing in the second quarter. The assessment of the recoverability of the carrying value of the Lugano assets resulted in an impairment loss of $29.5 million related to property, plant and equipment and $1.9 million related to right-of-use assets as of June 30, 2025. The impairment of the property, plant and equipment reflects the amount by which the carrying value of these assets exceed their estimated fair value, with fair value determined determined primarily through a market comparison method. The right-of-use asset related to a retail salon in Toronto, Canada. At the time of the triggering event, the Toronto retail salon had not yet opened and the Company's assessment determined that given the findings of the Lugano Investigation, it was unlikely that the Toronto salon would open in the near term. The impairment test for right-of-use assets involves comparing the right-of-use asset's carrying value to the undiscounted cash flows expected from its future use. Given the expectation that the Toronto retail salon would not open, no cash flows were expected from its future use and an impairment loss was recognized for the entire balance of the right-of-use asset associated with the Toronto salon lease.
Note G — Warranties
The Company’s BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2025 and the year ended December 31, 2024 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2025	Year ended December 31, 2024

Beginning balance	$1,121	$1,258
Provision for warranties issued during the period	1,029	2,332
Fulfillment of warranty obligations	(692)	(2,469)
Ending balance	$1,458	$1,121
Note H — Debt
2022 Credit Facility
On July 12, 2022, the LLC entered into the Third Amended and Restated Credit Agreement with the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (as amended from time to time, the "2022 Credit Facility" or the “Credit Agreement”) to amend and restate the Second Amended and Restated Credit Agreement (the "2021 Credit Facility"). The 2022 Credit Facility provided for revolving loans, swing line loans and letters of credit ("the 2022 Revolving Credit Facility") up to a maximum aggregate amount of $600 million ("the 2022 Revolving Loan Commitment") and a $400 million term loan (the “2022 Term Loan”). All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the termination date of the 2022 Revolving Loan Commitment. The 2022 Credit Facility also permitted the LLC, prior to the applicable maturity date, to increase the 2022 Revolving Loan Commitment and/or obtain additional term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions.
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
Please see "Note Q – Subsequent Events” for additional information concerning the 2022 Credit Facility.
First Amendment of 2022 Credit Facility
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment (the “First Amendment”) to its existing Credit Agreement. The First Amendment was by and among the LLC, the lenders party thereto (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders (the “Administrative Agent”).
The First Amendment modified the Credit Agreement to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million (the “Incremental Term Loan”) on the date of the First Amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million (the “Incremental Delayed Draw Term Loan Commitments,” and the loan drawn thereunder is referred to herein as the “Incremental Delayed Draw Term Loan”), which was able to be reduced or terminated by the LLC upon five business days’ notice and pursuant to which the Company was able to make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan were to be used for new acquisitions, working capital, capital expenditures and other general corporate purposes.
The Incremental Term Loan, along with the existing term loan under the Credit Agreement, requires quarterly repayments of principal amounts ranging from $3.75 million to $11.25 million, which commenced on March 31, 2025, with a final payment of principal and interest due on July 12, 2027.
The LLC agreed to pay to the Administrative Agent, for the account of each Lender in accordance with its applicable percentage of the Incremental Delayed Draw Term Loan Commitments, a commitment fee equal to the product of (i) a rate ranging from 0.25% to 0.45% per annum, based on the Consolidated Total Leverage Ratio, times (ii) the actual daily amount by which the Incremental Delayed Draw Term Loan Commitments exceed the Incremental Delayed Draw Term Loan. Such commitment fee only accrued during the period when the Incremental Delayed Draw Term Loan Commitments were available (the “Availability Period”), which was the period from January 9, 2025 to the earlier of (a) July 9, 2025 and (b) the date on which the Incremental Delayed Draw Term Loan Commitments were terminated. The Incremental Delayed Draw Term Loan Commitments were terminated early, as further described below.
Commencing on the first quarter ending after the earlier of (i) the date Incremental Delayed Draw Term Loan is fully drawn and (ii) the end of the Availability Period, the LLC is required to make quarterly repayments of principal amounts ranging from 0.625% to 1.875% of the drawn Incremental Delayed Draw Term Loan (which amounts will be reduced by certain prepayment, if any), unless such loan is accelerated sooner.

The First Amendment contained customary representations and warranties. All other material terms and conditions of the Credit Agreement were unchanged.
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
On May 22, 2025, the LLC entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) with the Administrative Agent and the lenders party thereto representing at least 50% of the total credit exposure of all lenders under the Credit Agreement (the “Consenting Lenders”), pursuant to which the Consenting Lenders agreed to refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on July 25, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the First Forbearance Agreement; (d) a declaration by the Trustee (as defined below) or any holders of the LLC’s 5.250% senior notes due 2029 (the “2029 Notes”) of any default or event of default under the Indenture dated as of March 23, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “2029 Notes Indenture”) between the LLC and U.S. Bank Trust Company National Association (as successor to U.S. Bank National Association), and (e) the declaration by the Trustee or any holder of the LLC’s 5.000% senior notes due 2032 (the “2032 Notes” and together with the 2029 Notes, the “Notes”) of any default or event of default under the Indenture dated as of November 27, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “2032 Notes Indenture” and together with the 2029 Notes Indenture, the “Indentures”) between the LLC and the Trustee (the “First Forbearance Period”).
During the First Forbearance Period, the Lenders under the Credit Agreement agreed to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions were not to cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $40 million. Lenders representing at least 50% of the total credit exposure of all Lenders under the Credit Agreement were able, in their discretion, to approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. The funds provided were able to be used by the LLC for working capital, capital expenditures, general corporate purposes, and any other purpose of the LLC not otherwise prohibited under the Credit Agreement.
In addition to the forbearance of the lenders described above, the First Forbearance Agreement also amended the Credit Agreement to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the LLC’s subsidiaries to to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the LLC into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the LLC; (vi) prohibit certain acquisitions and dispositions; (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the LLC to the Administrative Agent, for the account of the Lenders, which payments would be applied to the outstanding revolving loans owing by the LLC; and (vii) terminate the commitment of the Lenders to advance Incremental Delayed Draw Term Loans.
On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above.
Net availability under the 2022 Revolving Credit Facility after giving effect to the First Forbearance Agreement and during the First Forbearance Period was approximately $36.7 million at June 30, 2025. Letters of credit outstanding at June 30, 2025 totaled approximately $3.3 million. The First Forbearance Agreement contains customary representations and warranties.

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
Please see "Note Q – Subsequent Events” for additional information concerning the 2032 Senior Notes.
2029 Senior Notes
On March 23, 2021, the Company consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture”), between the LLC and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes was October 15, 2021. The 2029 Notes are general unsecured obligations of the LLC and are not guaranteed by our subsidiaries.
Please see "Note Q – Subsequent Events” for additional information concerning the 2029 Senior Notes.
Lugano Financing Arrangements
Lugano entered into various financing arrangements with third parties that were not recorded in the financial statements of Lugano as debt. Pursuant to some of these agreements, the third-party investors agreed to provide a specific amount of cash to purportedly jointly invest with Lugano in a specified jewel or piece of jewelry. The arrangements provided that Lugano would be responsible for purchasing, holding and insuring the jewelry until Lugano found a buyer or the third-party investor otherwise requested a return of their cash contribution. According to the terms of the arrangement, the third-party investors made an upfront payment to Lugano in exchange for the right to receive a return of their initial investment plus either (i) a portion of the profit when the jewelry was sold to a buyer, or (ii) interest on their invested cash if the third-party requested to liquidate their investment prior to the sale of the specified jewelry to a buyer. Lugano also entered into financing arrangements that were not specific to the acquisition of a specified jewel or piece of jewelry. These other financing arrangements involved with third parties involved the receipt of cash by Lugano from third parties and repayment of cash to those third parties, specifically cash receipts that were recorded as payment of accounts receivable balances or customer deposits and cash payments that were recorded as inventory purchases or purchase deposits.
In connection with the Lugano Investigation, the Company determined that the inventory and sales transactions recorded in connection with these financing agreements were invalid because they were inconsistent with the underlying substance of the agreements. These financing arrangements represent debt and the financing arrangements and related interest expense have been recorded in the restated consolidated financial statements. Interest expense was determined based on documentation related to the underlying arrangement or, when no documentation existed related to the financing arrangement, imputed based on various factors associated with the arrangement. Certain financing arrangements that were entered into during 2024 and the first four months of 2025 contained unique interest terms reflecting a guaranteed return on the arrangements that have resulted in a calculation of interest expense at a higher rate than the historical effective interest rate on the Lugano financing arrangements. The Lugano financing arrangements have been classified as current in the accompanying consolidated balance sheets for the periods ended June 30, 2025 and December 31, 2024.
The following table provides the Lugano financing arrangements and effective interest rates at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
			(As Restated)
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
Lugano financing arrangements	17.24%	$183,959	11.43%	$169,765
Covenants
Borrowings under our 2022 Credit Facility are subject to certain conditions and customary events of default, including, without limitation, failure to make payments, cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments, and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2022 Credit Facility may be declared immediately due and payable and any letters of credit then outstanding may be required to be cash collateralized, and the Administrative Agent and the Lenders may exercise any rights or remedies available to them under the 2022 Credit Facility.
As a result of the restatement of financial information as of December 31, 2024, 2023, and 2022 and for the fiscal years ended December 31, 2024, 2023, and 2022 as well as the interim periods in the fiscal years ended December 31, 2024, 2023, and 2022, the Company was not in compliance with the financial covenants in the 2022 Credit Facility as of the year ended December 31, 2024, and had not received forbearance or other relief from its lenders as of that date. The Company entered into the First Forbearance Agreement on May 22, 2025, which waived an event of default related to the Company's failure to comply with the financial covenants in the 2022 Credit Facility as of June 30, 2025. However, the Company would have been in violation of the financial covenants in the 2022 Credit Facility without the relief granted by the First Forbearance Agreement. Accordingly, the Company has classified outstanding borrowings under the 2022 Term Loan and 2022 Revolving Credit facility as current at June 30, 2025 and December 31, 2024 in the Consolidated Financial Statements. Furthermore, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights, the 2029 Notes and 2032 Notes have also been classified as current at June 30, 2025 and December 31, 2024 in the Condensed Consolidated Financial Statements.
The following table provides the Company’s outstanding long-term debt and effective interest rates at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	6.76%	567,500	7.60%	375,000
2022 Revolving Credit Facility		—	7.62%	110,000
Less: Unamortized debt issuance costs		(10,464)		(10,710)
Total debt		$1,857,036		$1,774,290
Less: Current Portion, term loan facilities		(1,857,036)		(1,774,290)
Long-term debt		$—		$—

The following table reflects the annual maturities of the Company's debt obligations, including the Lugano financing arrangements which are classified as current in the accompanying condensed consolidated balance sheet. As noted above, the Company was operating under a forbearance agreement from its Lenders as of June 30, 2025 and as a result, the 2022 Revolving Credit Facility, the 2022 Term Loan and the 2029 and 2032 Senior Notes have been classified as current in the accompanying Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024. Annual maturities of the Company's debt obligations are as follows (in thousands):

Remainder of 2025 (1)	$198,959
2026	37,500
2027	515,000
2028	—
2029	1,000,000
2030 and thereafter	300,000
$2,051,459
(1) Debt obligations in 2025 include $184.0 million in Lugano financing arrangements.
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2025
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$300,000	$252,000
2029 Senior Notes	April 15, 2029	5.250%	2	$1,000,000	$895,000
Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. Since the LLC can borrow, repay and reborrow principal under the 2022 Revolving Credit Facility, the debt issuance costs associated with the 2022 Revolving Credit Facility have been classified as other non-current assets in the accompanying condensed consolidated balance sheet. The debt issuance costs associated with the 2022 Term Loan and First Amendment and Senior Notes are classified as a reduction of long-term debt in the accompanying condensed consolidated balance sheets. The Company recorded $1.2 million in deferred debt issuance costs related to the First Amendment of the 2022 Credit Facility in the six months ended June 30, 2025. During the second quarter of 2025, the Company entered into the First Forbearance Agreement, which amended the 2022 Credit Facility to reduce the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company wrote-off a portion of the deferred financing costs associated with the 2022 Revolving Credit Facility and recognized $2.8 million in loss on debt modification in the second quarter of 2025.
The following table summarizes debt issuance costs at June 30, 2025 and December 31, 2024, and the balance sheet classification in each of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Deferred debt issuance costs	$30,940	$32,526
Accumulated amortization	(19,893)	(17,797)
Deferred debt issuance costs, net	$11,047	$14,729

Balance sheet classification:
Other noncurrent assets	$583	$4,019
Long-term debt	10,464	10,710
	$11,047	$14,729

Note I — Stockholders’ Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the LLC is authorized to issue a corresponding number of LLC interests. The Company will at all times have the identical number of Trust interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the Trust are entitled to vote.
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
During the three and six months ended June 30, 2025, there were no sales of Trust common shares under the Amended Common Sales Agreement.
During the three and six months ended June 30, 2024, the Company sold 151,648 and 205,580 Trust common shares under the Common Sales Agreement, respectively. During the same periods, the Company received total net proceeds of approximately $3.4 million and $4.7 million, respectively, from these sales. The Company incurred approximately $0.1 million in commissions paid to the Common Sales Agents during the three and six months ended June 30, 2024.
The Company incurred approximately $24.0 thousand and $59.0 thousand in total costs related to the ATM program during the three and six months ended June 30, 2025, respectively. The Company incurred approximately $0.1 million and $0.2 million in total costs related to the ATM programs during the three and six months ended June 30, 2024, respectively.
As a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling its common shares under the Amended Common Sales Agreement.
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
Suspension of Distribution on Common Shares
In light of the Lugano Investigation and related matters, on May 27, 2025, the Company announced that it suspended the quarterly cash distribution historically paid to common shareholders in order to preserve cash and protect long-term value until such time as the Company’s board of directors deems it appropriate to resume such distributions.
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
The following table reflects the activity in the preferred share ATM program during the three and six months ended June 30, 2025 and June 30, 2024 (in thousands, except share data):

	Three Months Ended June 30, 2025			Six Months ended June 30, 2025
	Number of Shares Sold	Net Proceeds	Commissions Paid	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	4,748	$103	$2	127,078	$2,854	$58
Series B Preferred Shares	29,839	659	14	1,331,522	29,869	611
Series C Preferred Shares	4,426	99	2	1,152,584	26,285	537
Total	39,013	$861	$18	2,611,184	$59,008	$1,206

	Three Months Ended June 30, 2024			Six Months ended June 30, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	37,801	$916	$18	45,358	$1,102	$22
Series B Preferred Shares	124,407	3,028	62	128,067	3,120	64
Series C Preferred Shares	215,273	5,223	105	237,904	5,781	116
Total	377,481	$9,167	$185	411,329	$10,003	$202
The Company incurred less than $0.1 million in total costs related to the preferred share ATM program during both the three and six months ended June 30, 2025, respectively, and approximately $0.2 million in total costs related to the preferred share ATM program during both the three and six months ended June 30, 2024, respectively.

As a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling Trust preferred shares under the Amended Preferred Sales Agreement.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at June 30, 2025, $2.6 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the Company to repurchase the Series C Preferred Shares absent certain fundamental changes of the Company and there is no maturity date.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (as determined by a calculation agent) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At June 30, 2025, $2.5 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the Company to repurchase the Series B Preferred Shares absent certain fundamental changes of the Company and there is no maturity date.

Series A Preferred Shares
On June 28, 2017, the Trust issued 4,000,000 7.250% Series A Preferred Shares (the "Series A Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the board of directors does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Company's board of directors does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series A Preferred Shares. The Series A Preferred Shares may be redeemed at the Company’s option, in whole or in part, at any time after July 30, 2022, at a price of $25.00 per share, plus declared and unpaid distributions to, but excluding, the redemption date, without payment of nay undeclared distributions. Holders of Series A Preferred Shares will have no right to require the Company to repurchase the Series A Preferred Shares absent certain fundamental changes of the Company and there is no maturity date.
Allocation Interests
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net loss from continuing operations attributable to Holdings	$(54,022)	$(74,159)	$(84,059)	$(134,334)
Less: Distributions paid - Allocation Interests	—	—	—	48,941
Less: Distributions paid - Preferred Shares	9,714	6,101	18,148	12,146
Less: Accrued distributions - Preferred Shares	5,148	2,991	5,148	2,991
Net loss from continuing operations attributable to common shares of Holdings	$(68,884)	$(83,251)	$(107,355)	$(198,412)

Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net loss from continuing operations attributable to common shares of Holdings	$(68,884)	$(83,251)	$(107,355)	$(198,412)
Less: Effect of contribution based profit - Holding Event	406	1,709	587	1,625
Net loss from continuing operations attributable to common shares of Holdings	$(69,290)	$(84,960)	$(107,942)	$(200,037)

Income from discontinued operations attributable to Holdings	$2,805	$1,107	$2,849	$5,105
Less: Effect of contribution based profit - Holding Event	—	—	—	—
Income from discontinued operations attributable to common shares of Holdings	$2,805	$1,107	$2,849	$5,105

Basic and diluted weighted average common shares outstanding	75,236	75,389	75,236	75,332

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.92)	$(1.13)	$(1.43)	$(2.66)
Discontinued operations	0.04	0.01	0.04	0.07
	$(0.88)	$(1.12)	$(1.39)	$(2.59)

Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2025 - March 31, 2025	$0.25	$18,809	April 17, 2025	April 24, 2025
October 1, 2024 - December 31, 2024	$0.25	$18,809	January 16, 2025	January 23, 2025
July 1, 2024 - September 30, 2024	$0.25	$18,913	October 17, 2024	October 24, 2024
April 1, 2024 - June 30, 2024	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024

Series A Preferred Shares:
April 30, 2025 - July 29, 2025 (1)	$0.453125	$2,120	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.453125	$2,120	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.453125	$2,062	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.453125	$1,930	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024

Series B Preferred Shares:
April 30, 2025 - July 29, 2025 (1)	$0.4921875	$3,703	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,703	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,048	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,347	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024

Series C Preferred Shares:
April 30, 2025 - July 29, 2025 (1)	$0.4921875	$3,892	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,892	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,324	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,690	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
(1) This distribution was declared on July 2, 2025.
Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2025 and December 31, 2024:

	% Ownership (1) June 30, 2025		% Ownership (1) December 31, 2024
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.9	87.5	97.6	86.9
BOA	91.6	82.8	91.7	83.0
Lugano	59.9	55.1	59.9	55.0
PrimaLoft	90.7	84.7	90.7	84.7
The Honey Pot Co.	85.0	77.1	84.8	77.2
Velocity Outdoor	99.4	93.2	99.4	93.3
Altor	99.3	90.5	99.3	90.2
Arnold	98.0	83.5	98.0	85.8
Sterno	98.7	92.0	98.5	91.6
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
	June 30, 2025	December 31, 2024
(in thousands)		(As Restated)
5.11	$13,287	$15,104
BOA	19,458	15,103
Lugano	(315,362)	(268,595)
PrimaLoft	33,285	32,133
The Honey Pot Co.	42,293	41,869
Velocity Outdoor	6,904	6,824
Altor	6,779	6,283
Arnold	1,382	1,667
Sterno	724	1,466
Allocation Interests	100	100
	$(191,150)	$(148,046)

Note K — Fair Value Measurement
There were no assets or liabilities measured on a recurring basis as of June 30, 2025 or December 31, 2024. The Company had no assets or liabilities Level 3 fair value measurements during the three months ended June 30, 2025 or during the year ended December 31, 2024.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s 2024 Form 10-K/A for the year ended December 31, 2024.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2025 and December 31, 2024. Refer to "Note F - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below.

					Expense
	Fair Value Measurements at June 30, 2025				Six months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	June 30, 2025
Property, plant and equipment - Lugano	3,114	—	—	$3,114	$29,528
Right-of-use asset - Lugano	37,949	—	—	$37,949	$1,884

					Expense
	Fair Value Measurements at December 31, 2024				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182
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
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2025 and 2024 is as follows:

	Six months ended June 30,
	2025	2024
		(As Restated)
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	2.5	2.4
Foreign income taxes	(10.0)	(1.3)
Impact of subsidiary employee stock options	(0.1)	(0.1)
Non-deductible acquisition costs	—	(0.4)
Utilization of tax credits	1.3	0.7
Non-recognition of various carryforwards at subsidiaries	(34.0)	(36.0)
United States tax on foreign income	1.9	0.9
Impairment expense	—	(0.9)
Tax effect - loss on sale of Crosman	—	3.5
Other	(0.6)	(0.5)
Effective income tax rate	(18.0)%	(10.7)%
Note M — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.

The unfunded liability of $3.4 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2025. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service cost	$184	$132	$350	$264
Interest cost	44	60	84	120
Expected return on plan assets	(32)	(49)	(61)	(98)
Amortization of prior service cost	(15)	—	(28)	—
Amortization of unrecognized loss	25	(11)	48	(22)
Effect of settlement	24	—	33	—
Net periodic benefit cost	$230	$132	$426	$264
During the six months ended June 30, 2025, per the terms of the pension agreement, Arnold contributed approximately $0.3 million to the plan. For the remainder of 2025, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2025 were considered Level 3.
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
State Court Action Naming Lugano and the Company as Defendants
On July 24, 2025, a complaint was filed against Lugano, the Company and others in California State Court, styled Champion Force Industrial Limited v. Lugano Diamonds & Jewelry Inc., et al., asserting claims for breach of contract, goods had and received, conversion, fraud, promissory estoppel, unjust enrichment, and fraudulent conveyance. The plaintiff is a vendor of diamonds and finished jewelry to Lugano and seeking in excess of $56.4 million in damages, principally for unpaid goods. On September 12, 2025, CODI filed a motion to quash due to lack of personal jurisdiction. That motion currently is set to be heard in January 2026. The foregoing matter is in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome.
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
The Company has recorded an accrual of $52.7 million as of June 30, 2025 related to certain current contractual obligations to Lugano’s vendors, including Champion, in accordance with applicable accounting standards. The Company intends to avail itself of all available defenses in the Champion litigation. The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Champion litigation or whether such loss or range of possible loss would be less than, equal or exceed the amounts accrued in respect of Lugano’s contract with Champion.

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
As noted below under the heading Impact of Lugano Chapter 11 Filing on Lugano Claims and Litigation, the Diamond Financing Litigation is subject to an automatic stay that prohibits, among other things, the continuation of these actions against Lugano, as debtor, outside of the bankruptcy process. The Company was named in a co-defendant in one Diamond Financing Litigation matter for which the plaintiff is seeking approximately $1.4 million in damages, plus interest and penalties. If Lugano is determined to be a necessary party to this litigation, it is possible that the litigation may also be stayed as against the Company. Nonetheless, the Company believes that it can avail itself of certain defenses to this claim and intends to vigorously defend itself.
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
The Company has recorded an accrual of $184.0 million as of June 30, 2025 of estimated principal as short-term debt and interest expense in its condensed consolidated financial statements related to previously undisclosed financing arrangements at Lugano, in accordance with applicable accounting standards, although such financing arrangements are subject to dispute. The Company intends to avail itself of all available defenses in the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise). The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise) or whether such loss or range of possible loss would be less than, equal to or exceed the amounts accrued in respect of the previously undisclosed financing arrangements at Lugano.
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
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and six months ended June 30, 2025 and 2024. The Company recognized $13.9 million and $27.4 million in the three and six months ended June 30, 2025, respectively and $14.9 million and $26.3 million in the three and six months ended June 30, 2024, respectively, in expense related to operating leases in the condensed consolidated statements of operations. The Company entered into one finance lease in the fourth quarter of 2024. In the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.3 million, respectively, in interest expense related to its finance lease.
The maturities of lease liabilities at June 30, 2025 are as follows (in thousands):

	Operating	Finance	Total
2025 (excluding the six months ended June 30, 2025)	$27,685	$359	$28,044
2026	54,506	719	55,225
2027	46,767	7,040	53,807
2028	36,366	—	36,366
2029	26,948	—	26,948
Thereafter	77,143	—	77,143
Total undiscounted lease payments	$269,415	$8,118	$277,533
Less: Interest	62,225	1,232	63,457
Present value of lease liabilities	$207,190	$6,886	$214,076
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

The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (years)
Operating Leases	5.96	6.37
Finance Leases	1.83	N/a
Weighted-average discount rate
Operating Leases	8.88%	8.67%
Finance Leases	9.90%	N/a
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2025	December 31, 2024

Assets:
Operating lease right-of-use assets (1)	Other non-current assets	$180,151	$191,639
Finance lease right-of-use assets	Other non-current assets	6,881	$6,882
		$187,032	$198,521
Liabilities
Operating lease liabilities - current	Other current liabilities	$40,062	$38,180
Operating lease liabilities - non-current	Other non-current liabilities	167,129	178,577
Finance lease liabilities - current	Other current liabilities	44	42
Finance lease liabilities - non-current	Other non-current liabilities	6,841	6,866
		$214,076	$223,665
(1) During the second quarter of 2025, the Company recorded impairment of an operating lease right-of-use asset at Lugano. Refer to "Note F - Goodwill and Other Intangible Assets" for a description of the impairment.
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,400	$22,051
Operating cash flows from finance leases	336	—
Financing cash flows from finance leases	23	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,205	$6,596
Finance leases	—	—
Exit Costs
Altor
Subsequent to the acquisition of Lifoam in October 2024, Altor determined that they would shut down three of their facilities that had geographic overlap with Lifoam facilities. During the six months ended June 30, 2025, Altor recorded approximately $2.5 million in exit costs related to the plant closures in selling general and administrative expense.

Arnold
During 2024, Arnold relocated two of its facilities located in Marengo, Illinois into one combined facility in Woodstock, Illinois. Arnold recorded $9.9 million in exit costs related to the move of which $9.3 million was recorded in selling, general and administrative expense and $0.6 million is recorded in costs of revenues in the consolidated statement of operations in the year ended December 31, 2024. An additional $3.4 million in expense was incurred related to the move to the new facility that were not classified as exit costs, for total expense of approximately $13.0 million in the year ended December 31, 2024. Arnold recorded an additional $1.0 million in costs in the first half of 2025 related to the relocation of the two facilities. The exit from the Marengo facility is now substantially complete.
Note O — Related Party Transactions
Management Services Agreement
The LLC entered into the Management Services Agreement ("MSA") with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a partner of CGM. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly.
On January 15, 2025, the LLC and the Manager amended the Sixth Amended and Restated Management Services Agreement dated as of September 30, 2014 and originally effective as of May 16, 2006 (the “Existing Agreement”), by entering into a Seventh Amended and Restated Management Services Agreement (the “MSA Amendment”), which restructures the management fee under the Existing Agreement to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company's board of directors. The MSA Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
Effect of Restatement on Management Fees
As a result of the restatement of the consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of March 31, 2025 at approximately $43.1 million, which amount will reduce future payments on a dollar-for-dollar basis. The Company's board of directors intends to direct the Company to pursue its right to recover all such excess management fees paid to the Manager as soon as is reasonably practicable in light of the facts and circumstances.
For the quarter ended June 30, 2025, the total management fee incurred was $19.0 million. The Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the quarter ended June 30, 2025 reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements. The calculation of the adjusted management fee incurred as of June 30, 2025 resulted in a total amount of $14.0 million that should have been due to the Manager.
In connection with the entry into the Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) on May 22, 2025, the Credit Agreement was modified to (i) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above. Due to the restrictions imposed by the First Forbearance Agreement, the total amount paid to the Manager was $12.2 million. The difference between the amount of the adjusted management fee due to the Manager of $14.0 million and the actual amount paid of $12.2 million is an underpayment of $1.8 million in the second quarter of 2025. This amount will offset the reduction of future payments to the Manager.
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
Integration Services Agreement
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
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $0.6 million during the three and six months ended June 30, 2025, respectively and approximately $0.2 million and $0.6 million during the three and six months ended June 30, 2024, respectively in inventory from the vendor.

BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $11.1 million and $23.1 million from this supplier during the three and six months ended June 30, 2025, respectively and approximately $13.6 million and $24.2 million from this supplier during the three and six months ended June 30, 2024, respectively.
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
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024. Lugano had approximately $(1.6) million and $0.3 million in net purchases during the three and six months ended June 30, 2025, respectively and approximately $0.9 million and $4.0 million in net purchases during the three and six months ended June 30, 2024, respectively in inventory from the vendor. The total purchases are net of returns to the vendor. During the three months ended June 30, 2025, Lugano had $12 thousand in purchases from the vendor and $1.6 million in returns to the vendor, resulting in ($1.6) million in net returns during the quarter.
Note P — Operating Segment Data
At June 30, 2025, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Altor is headquartered in St. Louis, Missouri and operates 20 molding and fabricating facilities across North America.
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
Summary of Operating Segments

Three Months Ended June 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$131,442	$48,369	$26,771	$24,855	$32,798	$15,213	$83,305	$38,432	$77,505	$478,690
Cost of revenues	60,980	17,365	13,325	8,957	14,371	10,261	60,590	29,249	55,051	270,149
Selling, general and administrative expense	57,665	11,377	28,079	4,935	10,037	4,535	11,555	8,249	8,338	144,770
Other (1)	3,043	5,581	32,149	6,073	4,685	1,328	3,894	754	3,005	60,512
Total segment operating income (loss)	9,754	14,046	(46,782)	4,890	3,705	(911)	7,266	180	11,111	3,259
Corporate										(30,497)
Total consolidated operating loss										(27,238)
Interest expense, net										(34,096)
Amortization of debt issuance costs										(971)
Loss on debt modification										(2,827)
Other income, net										1,713
Total consolidated loss from continuing operations before income taxes										$(63,419)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets and stock-based compensation.

Three Months Ended June 30, 2024
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
			(As Restated)							(As Restated)
Net revenues	$123,201	$54,160	$12,025	$25,291	$24,182	$18,711	$52,213	$43,155	$73,767	$426,705
Cost of revenues	55,716	20,090	5,839	9,249	12,859	13,084	37,184	30,709	53,790	238,520
Selling, general and administrative expense	53,813	11,984	23,397	4,775	8,804	5,673	7,026	6,382	8,082	129,936
Other (1)	2,973	5,616	892	5,768	5,049	1,889	2,847	756	4,025	29,815
Total segment operating income (loss)	10,699	16,470	(18,103)	5,499	(2,530)	(1,935)	5,156	5,308	7,870	28,434
Corporate										(20,954)
Total consolidated operating income										7,480
Interest expense, net										(29,596)
Amortization of debt issuance costs										(1,004)
Loss on sale of Crosman										(24,606)
Other (expense), net										(40,642)
Total consolidated loss from continuing operations before income taxes										$(88,368)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets and stock-based compensation.

Six Months ended June 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$260,812	$97,246	$53,616	$48,500	$68,989	$28,414	$159,562	$72,440	$142,886	$932,465
Cost of revenues	120,602	35,023	26,992	17,465	30,531	20,098	117,811	56,236	103,134	527,892
Selling, general and administrative expense	115,874	23,391	53,687	9,912	20,942	9,309	21,711	15,428	16,267	286,521
Other (1)	6,009	11,131	33,378	12,075	8,975	2,743	7,788	1,508	6,016	89,623
Total segment operating income (loss)	18,327	27,701	(60,441)	9,048	8,541	(3,736)	12,252	(732)	17,469	28,429
Corporate										(52,226)
Total consolidated operating loss										(23,797)
Interest expense, net										(69,947)
Amortization of debt issuance costs										(2,096)
Loss on debt modification										(2,827)
Other income, net										(11,968)
Total consolidated loss from continuing operations before income taxes										$(110,635)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets and stock-based compensation.

Six Months ended June 30, 2024
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
			(As Restated)							(As Restated)
Net revenues	$248,175	$97,063	$22,818	$47,832	$44,347	$48,610	$105,617	$84,442	$138,627	$837,531
Cost of revenues	114,763	36,778	8,645	17,740	24,439	36,485	74,415	60,191	100,938	474,394
Selling, general and administrative expense	108,618	22,936	43,053	9,391	14,050	13,698	13,725	13,262	16,441	255,174
Other (1)	5,928	11,223	1,587	11,902	11,038	12,786	5,693	1,509	8,593	70,259
Total segment operating income (loss)	18,866	26,126	(30,467)	8,799	(5,180)	(14,359)	11,784	9,480	12,655	37,704
Corporate										(42,331)
Total consolidated operating loss										(4,627)
Interest expense, net										(54,863)
Amortization of debt issuance costs										(2,009)
Loss on sale of Crosman										(24,606)
Other (expense), net										(88,084)
Total consolidated loss from continuing operations before income taxes										$(174,189)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, acquisition costs at THP, and goodwill impairment expense of $8.2 million for Velocity.

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
		(As Restated)		(As Restated)

5.11	$5,458	$5,635	$11,156	$11,434
BOA	5,050	5,211	10,100	10,448
Lugano	978	1,006	2,105	1,885
PrimaLoft	5,262	5,245	10,499	10,493
The Honey Pot Co.	4,098	5,431	8,194	10,518
Velocity Outdoor	1,364	2,002	2,728	5,273
Altor Solutions	5,792	4,024	12,853	8,047
Arnold	2,682	2,252	5,239	4,397
Sterno	3,495	4,940	6,957	9,861
Total	34,179	35,746	69,831	72,356
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	971	1,004	2,096	2,009
Consolidated total	$35,150	$36,750	$71,927	$74,365

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2025	2024	2025 (1)	2024 (1)
		(As Restated)		(As Restated)
5.11	$55,369	$59,461	$433,433	$413,831
BOA	5,531	2,357	215,784	219,283
Lugano	3,511	647	297,782	315,992
PrimaLoft	2,133	1,871	261,681	268,527
The Honey Pot Co.	16,916	18,579	274,683	284,208
Velocity Outdoor	18,099	7,815	96,326	90,736
Altor Solutions	47,861	45,734	293,733	309,174
Arnold	25,056	24,912	127,684	126,035
Sterno	47,314	52,284	142,043	145,647
Sales allowance accounts	(5,412)	(6,488)	—	—
Total	216,378	207,172	2,143,149	2,173,433
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	19,643	20,901
Total	$216,378	$207,172	$2,162,792	$2,194,334

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note F - "Goodwill and Other Intangible Assets".
Note Q - Subsequent Events
Second Forbearance Agreement and Third Amendment of Credit Agreement
On July 25, 2025, the LLC entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (the “Third Amendment”) to its Credit Agreement. The Third Amendment was by and among the LLC, the lenders party thereto, and the Administrative Agent.

The Third Amendment provides that the Administrative Agent and the Lenders will refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on October 24, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Third Amendment; (d) a declaration by the trustee or any holders of the LLC’s 2029 Senior Unsecured Notes of any default or event of default under the Indenture dated as of March 23, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement has not been executed with the LLC within five business days after the date of such declaration; and (e) the declaration by the trustee or any holder of the 2032 Senior Unsecured Notes of any default or event of default under the Indenture dated as of November 27, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement has not been executed with the LLC within five business days after the date of such declaration (the period from July 25, 2025 through the earliest of events (a) through (e) above, the “Second Forbearance Period”).
During the Second Forbearance Period, the Lenders under the Credit Agreement will honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions shall not cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. Lenders representing at least 50% of the total credit exposure of all Lenders under the Credit Agreement may in their discretion approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. During the Second Forbearance Period, the LLC may make Restricted Payments (as defined in the Credit Agreement), including any dividend or other distribution with respect to equity interests, if, after giving effect to any indebtedness incurred in connection with such payment (a) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control account, plus (b) unused borrowing availability, is not less than $10 million; provided, however, that the forgoing is not the exclusive method by which the LLC may make Restricted Payments.
In addition to the forbearance of the Lenders described above, the Third Amendment also amends the Credit Agreement to limit the management fees that may be paid by the LLC to CGM to no more than $5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments). The Third Amendment contains customary representations and warranties.
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
On October 27, 2025, the Trustee delivered a notice of default under the Indentures related to the Company’s failure to deliver to the Trustee the Company’s consolidated financial statements for the fiscal quarter ending March 31, 2025 within the time period required under the Indenture Forbearance Agreement. The Company completed the delivery of its consolidated financial statements for the fiscal quarter ending March 31, 2025 on December 19, 2025, within a sixty (60) day cure period provided under the Indentures to remedy such defaults.
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
In connection with the Fifth Forbearance Agreement becoming effective, the Company delivered, among other things, to the Administrative Agent, for distribution to the lenders, an updated Forbearance Budget of the LLC’s projected receipts and disbursements for the 13-week period following the effective date of the Fifth Forbearance Agreement, which Forbearance Budget may be updated as requested by the Company if such update is acceptable to the Administrative Agent in its sole discretion. During the Fifth Forbearance Period, the Company was unable to utilize the proceeds of collateral or loans for any purpose not contemplated under the Forbearance Budget and the Company’s total cash disbursements in any calendar week (excluding disbursements for fees and costs of the

Administrative Agent’s financial advisor and counsel) were not permitted to exceed the projected total cash disbursements set forth in the Forbearance Budget for such week by more than $1 million in the aggregate.
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
During the Fifth Forbearance Period, the lenders under the Credit Agreement agreed to honor requests for credit extensions from the Company for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum plus the SOFR rate for an interest period of one month; provided, however, that such credit extensions could not cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. In addition, the modification of certain documents in connection with the Lugano Bankruptcy required the prior written consent of the Administrative Agent or both the Administrative Agent and the Consenting Lenders.
The Fifth Forbearance Agreement also required the Company to deliver the restated audited financials for the fiscal year ended December 31, 2024 and any other fiscal years for which restated financials were prepared, on or before December 5, 2025. Because the Company did not file its 2024 Form 10-K/A until December 8, 2025, the Fifth Forbearance Agreement initially expired on December 6, 2025. However, on December 9, 2025, subsequent to the filing of the 2024 Form 10-K/A, the Company was advised that the required lenders under the Credit Agreement (1) agreed to waive the requirement for the Company to deliver the restated financial statements by December 5, 2025 under the Fifth Forbearance Agreement and (2) further agreed that the financial statements and the report and opinion of the Company’s independent certified public accountant as they appear in the 2024 Form 10-K/A satisfied the requirements of the Credit Agreement and the Fifth Forbearance Agreement. The Fifth Forbearance Agreement continued in effect until December 19, 2025.
Fifth Amendment to the Credit Agreement
On December 19, 2025, the LLC entered into a Fifth Amendment to Credit Agreement and Limited Waiver Agreement (the “Fifth Amendment”) and a Fifth Amendment Transaction Letter (the “Transaction Letter”), each with the Administrative Agent and the Consenting Lenders. Pursuant to the Fifth Amendment, among other things, (i) the lenders waived certain events of default that had occurred and were continuing prior to the Fifth Amendment, which included the Lugano Events of Default, (ii) the aggregate revolving commitments under the Credit Agreement returned to $100,000,000, (iii) SOFR loans will bear interest at a rate per annum equal to the term SOFR, plus a margin ranging from 1.50% to 3.25% based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement), and base rate loans will bear interest at a rate per annum equal to the base rate, plus a margin ranging from 0.50% to 2.25% based on the Consolidated Total Leverage Ratio, (iv) the Company is required to repay 100% of the net cash proceeds received in respect of any Disposition (as defined in the Credit Agreement) or Deleveraging Transaction (as defined in the Transaction Letter), (v) the Company is required to deliver to the Administrative Agent a rolling 13-week forecast of cash flows every two weeks, together with a report showing a comparison of actual cash flows with recent forecast and an explanation of certain variances exceeding 10%, (vi) the Company is required to deliver to the Administrative Agent an updated budget consisting of a minimum 13-week cash flow forecast of Lugano entities (the “Lugano DIP Budget”) and certain other documents relating to the Lugano Bankruptcy (vii) the Company is permitted to make investments, incur indebtedness and make Dispositions relating to the Deleveraging Transaction so long as no default or event of default exists or would result therefrom, (viii) the Company is restricted from paying its manager management fees exceeding $15,000,000 in any fiscal quarter, (ix) the Company is restricted from making certain Restricted Payments (as defined in the Credit Agreement) in excess of $10,000,000 in any fiscal quarter unless the Consolidated Total Leverage Ratio is less than or equal to 4.50:1.00, (x) the Company’s financial covenants with respect to its Consolidated Total Leverage Ratio, Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) and Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) are revised for the periods after the quarter ending March 31, 2025, and (xi) the modification of the Lugano DIP Budget and certain documents in connection with the Lugano Bankruptcy and the Company’s debtor-in-possession loan to Lugano will require the prior written consent of the Administrative Agent or both the Administrative Agent and the Consenting Lenders.
Pursuant to the Transaction Letter, among other things, if the Consolidated Total Leverage Ratio of the Company is not less than 4.50:1.00 as of the last day of the fiscal quarters ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, respectively, the Company is required to pay to the Administrative Agent, for the ratable benefit of the lenders, the milestone fees in the amount of $5,000,000, $6,500,000, $8,000,000 and $9,500,000, respectively, subject to certain conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" Amendment No. 1 to the Company's Annual Report on Form 10-K (“Form 10-K/A”) for the fiscal year ended December 31, 2024 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Restatement of Previously Issued Financial Statements
As described in Part 1, Item 1., Note A to the Condensed Consolidated Financial Statements, the Company has restated its Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024. As a result, the previously reported financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 in this Management's Discussion and Analysis ("MD&A") have been updated to reflect the restatements. See Item 1. Note A - Presentation and principles of consolidation in the Consolidated Financial Statements for additional information related to these restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements.
Going Concern
Please see the section titled “Going Concern” under the heading “Liquidity and Capital Resources” in this MD&A for information concerning management’s determination that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements set forth in this Form 10-Q are issued.
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of nine businesses, or operating segments, at June 30, 2025. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holding, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno").
We acquired our existing businesses (operating segments) that we own at June 30, 2025 as follows:

		Ownership Interest - June 30, 2025
Business	Acquisition Date	Primary	Diluted
Arnold	March 5, 2012	98.0%	83.5%
Sterno	October 10, 2014	98.7%	92.0%
5.11	August 31, 2016	97.9%	87.5%
Velocity Outdoor	June 2, 2017	99.4%	93.2%
Altor Solutions	February 15, 2018	99.3%	90.5%
BOA	October 16, 2020	91.6%	82.8%
Lugano	September 3, 2021	59.9%	55.1%
PrimaLoft	July 12, 2022	90.7%	84.7%
The Honey Pot Co.	January 31, 2024	85.0%	77.1%

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
Recent Events
First Forbearance Agreement with Respect to Credit Agreement
On May 7, 2025 the LLC indicated that it that it intended to delay the filing of its Quarterly Report on Form 10-Q for the first quarter of 2025 as a result of concerns about financing, accounting, and inventory practices at one of its subsidiaries, Lugano Holding, Inc. (“Lugano”), and irregularities identified in sales, cost of sales, inventory, and accounts receivable recorded by Lugano. The LLC also provided notice to the Administrative Agent advising of the existence of potential defaults and/or events of default in connection therewith (collectively, the “Lugano Events of Default”).
On May 22, 2025, the LLC entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Second Amendment”) to its Credit Agreement. The Second Amendment was by and among the LLC, the lenders party thereto, and the Administrative Agent.
The Second Amendment provided that the Administrative Agent and the Lenders will refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on July 25, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Second Amendment; (d) a declaration by any holders of the LLC’s 2029 Senior Unsecured Notes of any default or event of default under the Indenture dated as of March

23, 2021 between the LLC and U.S. Bank National Association, as Trustee; and (e) the declaration by the Trustee or any holder of the 2032 Senior Unsecured Notes of any default or event of default under the Indenture dated as of November 27, 2021 between the Borrower and U.S. Bank National Association, as Trustee (the “First Forbearance Period”).
During the First Forbearance Period, the Lenders under the Credit Agreement agreed to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions were not to cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $40 million. Lenders representing at least 50% of the total credit exposure of all Lenders under the Credit Agreement were able, in their discretion, to approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. The funds provided were able to be used by the LLC for working capital, capital expenditures, general corporate purposes, and any other purpose of the LLC not otherwise prohibited under the Credit Agreement.
In addition to the forbearance of the lenders described above, the First Forbearance Agreement also amended the Credit Agreement to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the LLC into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the LLC; (vi) prohibit certain acquisitions and dispositions; and (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the LLC to the Administrative Agent, for the account of the lenders, which payments would be applied to the outstanding revolving loans owing by the LLC and (ix) terminate the commitment of the Lenders to advance Incremental Delayed Draw Term Loans. On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above.
Please see "Note Q – Subsequent Events” for additional information concerning the Credit Agreement included in the "Notes to the to the Condensed Consolidated Financial Statements" included in this Form 10-Q.
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
Suspension of Distribution on Common Shares
In light of the Lugano Investigation and related matters, on May 27, 2025, the Company announced that it would suspend the quarterly cash distribution historically paid to common shareholders in order to preserve cash and protect long-term value until such time as the Company’s board of directors deems it appropriate to resume such distributions.
Suspension of At-the-Market Offering Programs
As a result of the commencement of the Lugano Investigation and related events, during the fiscal quarter ending June 30, 2025 the Company determined it was unable to continue offering and selling shares under its common and preferred at-the-market equity offering programs.
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2025 and June 30, 2024, and components of the results of operations for each of our operating segments on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and six months ended June 30, 2025 and 2024, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with US GAAP, and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2025 and 2024, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of The Honey Pot Co. in January 2024, the pro forma results of operations for The Honey Pot Co. business segment has been prepared as if we purchased this business on January 1, 2024. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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

Consolidated Results of Operations - Quarter-to-Date
Three months ended June 30, 2025 compared to three months ended June 30, 2024 (as restated)
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Three months ended
	June 30, 2025		June 30, 2024
			(As Restated)
Net revenues	$478,690	100.0%	$426,705	100.0%
Cost of revenues	270,149	56.4%	238,520	55.9%
Gross profit	208,541	43.6%	188,185	44.1%
Selling, general and administrative expense	162,112	33.9%	137,581	32.2%
Management fees	19,035	4.0%	18,739	4.4%
Amortization expense	23,117	4.8%	24,385	5.7%
Impairment expense	31,515	6.6%	—	—%
Operating income (loss)	(27,238)	(5.7)%	7,480	1.8%
Interest expense	(34,096)	(7.1)%	(29,596)	(6.9)%
Amortization of debt issuance costs	(971)	(0.2)%	(1,004)	(0.2)%
Loss on debt modification	(2,827)	(0.6)%	—	—%
Loss on sale of Crosman	—	—%	(24,606)	(5.8)%
Other income (expense)	1,713	0.4%	(40,642)	(9.5)%
Loss from continuing operations before income taxes	(63,419)	(13.2)%	(88,368)	(20.7)%
Provision for income taxes	17,358	3.6%	15,593	3.7%
Net loss from continuing operations	$(80,777)	(16.9)%	$(103,961)	(24.4)%

Net revenues

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$131,442	$123,201	$8,241	6.7%
BOA	48,369	54,160	(5,791)	(10.7)%
Lugano	26,771	12,025	14,746	122.6%
PrimaLoft	24,855	25,291	(436)	(1.7)%
The Honey Pot Co.	32,798	24,182	8,616	35.6%
Velocity	15,213	18,711	(3,498)	(18.7)%
Total Branded Consumer	$279,448	$257,570	$21,878	8.5%
Altor	83,305	52,213	31,092	59.5%
Arnold	38,432	43,155	(4,723)	(10.9)%
Sterno	77,505	73,767	3,738	5.1%
Total Industrial	$199,242	$169,135	$30,107	17.8%
Consolidated net revenues	$478,690	$426,705	$51,985	12.2%
Consolidated net revenues for the three months ended June 30, 2025 increased by approximately $52.0 million, or 12.2%, compared to the corresponding period in 2024. During the three months ended June 30, 2025 compared to 2024, we saw notable increases in net revenues at 5.11 ($8.2 million increase), Lugano ($14.7 million increase), The Honey Pot Co. ($8.6 million increase), Altor ($31.1 million increase) and Sterno ($3.7 million increase). The increase in net revenue at Altor was attributable to the acquisition of Lifoam in October 2024. These increases in net revenue was offset by decreases in net revenue at BOA ($5.8 million decrease), Velocity ($3.5 million decrease, primarily as a result of the sale of Crosman) and Arnold ($4.7 million decrease). Refer to "Results of Operations - Operating Segments - Quarter-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$70,462	$67,485	$2,977	4.4%
BOA	31,004	34,070	(3,066)	(9.0)%
Lugano	13,446	6,186	7,260	117.4%
PrimaLoft	15,898	16,042	(144)	(0.9)%
The Honey Pot Co.	18,427	11,323	7,104	62.7%
Velocity	4,951	5,627	(676)	(12.0)%
Total Branded Consumer	$154,188	$140,733	$13,455	9.6%
Altor	22,715	15,029	7,686	51.1%
Arnold	9,183	12,446	(3,263)	(26.2)%
Sterno	22,454	19,977	2,477	12.4%
Total Industrial	$54,352	$47,452	$6,900	14.5%
Consolidated gross profit	$208,540	$188,185	$20,355	10.8%

Gross Margin
Branded Consumer	55.2%	54.6%	0.5%
Industrial	27.3%	28.1%	(0.8)%
Consolidated gross margin	43.6%	44.1%	(0.5)%
On a consolidated basis, gross profit increased approximately $20.4 million during the three months ended June 30, 2025 compared to the corresponding period in 2024. We saw increases in gross profit at 5.11 ($3.0 million increase), Lugano ($7.3 million increase), The Honey Pot Co. ($7.1 million increase) and Sterno ($2.5 million increase). We also saw an increase in gross profit at Altor attributable to the timing of acquisitions with Altor acquiring Lifoam on October 1, 2024. We saw decreases in gross profit at BOA ($3.1 million decrease) and Arnold ($3.3 million decrease) that corresponded to the decrease in net revenue noted above. Gross profit as a percentage of net revenues was approximately 43.6% in the three months ended June 30, 2025 compared to 44.1% in the three months ended June 30, 2024. The decrease in gross profit as a percentage of net revenue in the quarter ended June 30, 2025 as compared to the quarter ended June 30, 2024 is driven by the decreases in gross margin at our industrial businesses during the quarter. Our branded consumer businesses had gross profit as a percentage of net revenues of 55.2% in the second quarter of 2025 as compared to 54.6% in the second quarter of 2024, while our industrial businesses had gross profit as a percentage of net revenues of 27.3% in the second quarter of 2025 as compared to 28.1% in the second quarter of 2024. The decrease in gross profit as a percentage of net revenues at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base at the legacy Altor business (exclusive of Lifoam) and Arnold.
Selling, general and administrative expense

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Selling, general and administrative expense	$162,112	$137,581	$24,531	17.8%

Consolidated selling, general and administrative expense increased approximately $24.5 million during the three months ended June 30, 2025, compared to the corresponding period in 2024, driven primarily by increases at the corporate level ($9.2 million increase), 5.11 ($3.9 million increase) due to increases in sales and marketing investments and an increase in the bonus pool versus the prior year, and Altor ($4.5 million increase) due to the acquisition of Lifoam in the fourth quarter of 2024. The increase in selling, general and administrative expense was partially offset by a decrease in expense at Velocity after their disposition of the Crosman product line in the second quarter of 2024.
At the corporate level, general and administrative expense was $13.2 million in the second quarter of 2025 and $4.0 million in the second quarter of 2024. The increase in general and administrative expense in the second quarter of 2025 was primarily due to $8.4 million of costs incurred in the second quarter of 2025 relating to the Lugano Investigation. The remainder of the increase related to increased professional fees incurred during the quarter. The Company will continue to incur significant costs related to the Lugano investigation during the remainder of 2025.
Management fees

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Management fees	$19,035	$18,739	$296	1.6%

Under the Management Services Agreement ("MSA"), we pay CGM (i) a base management fee equal to (a) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (b) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (c) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more and (ii) an incentive management fee equal to 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s board of directors. For the three months ended June 30, 2025, we incurred approximately $19.0 million in management fees as compared to $18.7 million in fees in the three months ended June 30, 2024.
In connection with the entry into the Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) on May 22, 2025, the Credit Agreement was modified to (i) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. For the quarter ended June 30, 2025, the total management fee incurred was $19.0 million, however, due to the restrictions imposed by the First Forbearance Agreement, the total amount paid to the Manager was $12.2 million.
Refer to "Note O - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.
Amortization expense

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Amortization expense	$23,117	$24,385	$(1,268)	(5.2)%

Amortization expense for the three months ended June 30, 2025 decreased $1.3 million as compared to the three months ended June 30, 2024 due to the reduction in expense associated with the sale of Crosman in the second quarter of 2024, the reduction in intangible assets at Lugano resulting from the restatement and certain intangibles at Sterno that were fully amortized in 2024. These decreases were partially offset by the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lifoam, the add-on acquisition that Altor completed in the fourth quarter of 2024.
Impairment expense

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Impairment expense	$31,515	$—	$31,515	100.0%

As a result of the preliminary findings of the Lugano Investigation, the Company determined that a triggering event had occurred in the second quarter of 2025 and tested the long-lived assets of Lugano for impairment. The impairment testing indicated that the fair value of the assets was less than the carrying value and the Company recorded impairment expense to write the long-lived assets down to fair value. The write down of the long-lived assets resulted in the Company recording impairment expense of $29.5 million related to property, plant and equipment and $1.9 million related to right-of-use assets in the quarter ended June 30, 2025. The right-of-use asset related to a retail salon in Toronto, Canada which had not yet opened.
Interest expense, net

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Interest expense, net	$(34,096)	$(29,596)	$(4,500)	15.2%

We recorded interest expense totaling $34.1 million for the three months ended June 30, 2025 compared to $29.6 million for the comparable period in 2024, an increase of $4.5 million. In January 2025, we amended our credit facility to provide for an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment. The proceeds from the $200 million term loan advance were used to repay amounts outstanding under our revolving credit facility, and the excess amount after repaying the revolver was used for working capital needs at our subsidiaries and general corporate purposes. The increase in the term loan led to a slight increase in the amount of average debt outstanding during the second quarter of 2025 versus the comparable quarter in 2024, however, the effective interest rate decreased in 2025 as compared to 2024 resulting in a decrease in the interest expense paid for corporate debt quarter over quarter. The interest expense also reflects an increase of $6.9 million in interest expense related to financing arrangements at our Lugano business.
Loss on debt modification
During the second quarter of 2025, the Company entered into a Forbearance Agreement and Second Amendment to the Credit Agreement. The amendment to the 2022 Credit Agreement reduced the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company recognized $2.8 million in loss on debt modification in the second quarter of 2025.
Loss on sale of Crosman
On April 30,2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under the intercompany credit agreement. The Company recorded a loss on the sale of Crosman in the quarter ending June 30, 2024 of $24.6 million.
Other income (expense)

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Other income (expense)	$1,713	$(40,642)	$42,355	(104.2)%

For the quarter ended June 30, 2025, we recorded $1.7 million in other income as compared to $40.6 million in other expense in the quarter ended June 30, 2024, a decrease in expense of $42.4 million. The other expense in the quarter ended June 30, 2024 primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($39.3 million in expense in the three months ended June 30, 2024). A significant portion of the expense associated with the Lugano financing arrangements was recognized in the historical restatement period (the years ending December 31, 2024, 2023 and 2022) which resulted in limited impact in the current year. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Provision for income taxes

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Provision for income taxes	$17,358	$15,593	$1,765	11.3%

Effective tax rate	(27.4)%	(17.6)%
We had an income tax provision of $17.4 million during the three months ended June 30, 2025 compared to an income tax provision of $15.6 million during the same period in 2024, an increase of $1.8 million. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate was the loss on the sale of Crosman at Velocity in the second quarter of 2024 and the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries and at the Trust.

Results of Operations - Operating Segments - Quarter-to-Date
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Branded Consumer Businesses
5.11

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$131,442	$123,201	$8,241	6.7%

Net sales for the three months ended June 30, 2025 were $131.4 million as compared to net sales of $123.2 million for the three months ended June 30, 2024, an increase of $8.2 million, or 6.7%. The increase was primarily driven by a $5.0 million increase in domestic wholesale sales, reflecting strong demand and improved inventory levels; a $3.6 million increase in direct-to-consumer sales, attributable to higher full-price sales of new products; and a $1.6 million increase in international sales, also driven by strong demand. These increases were partially offset by a decrease in direct-to-agency sales, primarily due to the timing of large contracts.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$9,754	$10,699	$(945)	(8.8)%

Segment operating margin	7.4%	8.7%	NM
Segment operating income for the three months ended June 30, 2025 was $9.8 million, a decrease of $0.9 million when compared to segment operating income of $10.7 million for the same period in 2024. The decrease in segment operating income reflects higher net sales and gross margin dollars that were more than offset by increased selling, general and administrative expenses, primarily driven by non-recurring payroll costs associated with restructuring, higher performance-based bonuses, and increased marketing investments to support sales growth. Segment operating margin was 7.4% in the second quarter of 2025 and 8.7% in the second quarter of 2024.
BOA

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$48,369	$54,160	$(5,791)	(10.7)%

Net sales for the three months ended June 30, 2025 were $48.4 million as compared to net sales of $54.2 million for the three months ended June 30, 2024, a decrease of $5.8 million, or 10.7%. The decrease was a result of reduced kids-based business in China, partially offset by continued growth in performance-based business in Snow Sports, Cycling, and Workwear.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$14,046	$16,470	$(2,424)	(14.7)%

Segment operating margin	29.0%	30.4%	(1.4)%
Segment operating income for the three months ended June 30, 2025 was $14.0 million, a decrease of $2.4 million when compared to segment operating income of $16.5 million for the same period in 2024. The decrease in segment operating income was driven by lower sales, partially offset by improved product margins and reduced employee costs related to BOA’s bonus plan. Segment operating margin was 29.0% in the second quarter of 2025 and 30.4% in the second quarter of 2024. The decrease in operating margin in the current quarter was driven by fixed operating costs partially offset by improved gross profit margin.

Lugano

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Net sales	$26,771	$12,025	$14,746	122.6%

Net sales for the three months ended June 30, 2025 were $26.8 million an increase of approximately $14.7 million, or 122.6%, compared to net sales of $12.0 million in the corresponding quarter ended June 30, 2024. In the current year quarter, Lugano had stronger same store sales growth, and opened a flagship retail salon in Chicago in June 2025.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As restated)
Segment operating loss	$(46,782)	$(18,103)	$(28,679)	158.4%

Segment operating margin	(174.7)%	(150.5)%	(24.2)%
Segment operating loss for the three months ended June 30, 2025 was $46.8 million, as compared to $18.1 million in the corresponding period in 2024. In the current quarter, Lugano recorded $31.5 million in impairment expense related to long-lived assets and a right-of-use asset, resulting in the higher segment operating loss in the current quarter.
Segment operating margin was (174.7)% in the second quarter of 2025 as compared to (150.5)% in the second quarter of 2024.
PrimaLoft

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$24,855	$25,291	$(436)	(1.7)%

Net sales for the three months ended June 30, 2025 were $24.9 million, a decrease of $0.4 million as compared to net sales of $25.3 million for the three months ended June 30, 2024. The decrease in net sales in the current quarter versus the quarter ended June 30, 2024 is attributable to a pullback in orders from PrimaLoft's brand partners as they remain cautious due to the economic uncertainties from the evolving tariff policy in the United States.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$4,890	$5,499	$(609)	(11.1)%

Segment operating margin	19.7%	21.7%	(2.1)%
Segment operating income for the three months ended June 30, 2025 was $4.9 million, a decrease of $0.6 million when compared to segment operating income of $5.5 million for the same period in 2024, driven by an increase in selling, general and administrative expense during the second quarter of 2025, with increases in employee compensation, rent and marketing costs versus the comparable quarter in the prior year. Selling, general and administrative expense as a percentage of net sales was 22.3% in the quarter ended June 30, 2025 as compared to 20.1% in the quarter ended June 30, 2024. Segment operating margin was 19.7% in the second quarter of 2025 as compared to 21.7% in the second quarter of 2024.

The Honey Pot Co.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$32,798	$24,182	$8,616	35.6%

Net sales for the three months ended June 30, 2025 were $32.8 million, an increase of $8.6 million or 35.6% from net sales of $24.2 million for the three months ended June 30, 2024. The increase in net sales is primarily due to strong volume growth due to market share gain in our Period Care product line, particularly in mass retail, drugstores and online. Overall, volume and share growth continues to be fueled by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income (loss)	$3,705	$(2,530)	$6,235	(246.4)%

Segment operating margin	11.3%	(10.5)%	21.8%
Segment operating income for the three months ended June 30, 2025 was $3.7 million, an increase of $6.2 million when compared to segment operating loss of $2.5 million for the same period in 2024. Segment operating income in the second quarter of 2024 included certain non-recurring expenses related to the acquisition of The Honey Pot Co. in January 2024, including $1.0 million of inventory step-up amortization expense and $0.9 million in integration service fess. The remainder of the increase in segment operating income is attributable to the increase in net sales, partially offset by higher investments in marketing and employee expense. Operating margin in the second quarter of 2025 was 11.3% as compared to (10.5)% in the second quarter of 2024.
Velocity Outdoor
On April 30, 2024, Velocity Outdoor sold its Crosman airgun product division. The results of operations for the three months ended June 30, 2024 presented below include the results from the Crosman airgun product division through the date of sale.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$15,213	$18,711	$(3,498)	(18.7)%

Net sales for the three months ended June 30, 2025 were $15.2 million, a decrease of $3.5 million or 18.7%, compared to net sales of $18.7 million in the same period in 2024. The decrease in net sales for the three months ended June 30, 2025 was driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories, increased compared to the same period in 2024 due to increased archery sales through Big Box retailers and dealer channels and improved online sales of apparel.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating loss	$(911)	$(1,935)	$1,024	(52.9)%

Segment operating margin	(6.0)%	(10.3)%	4.4%
Segment operating loss for the three months ended June 30, 2025 was $0.9 million compared to segment operating loss of $1.9 million for the same period in 2024. Segment operating margin was (6.0)% in the second quarter of 2025 as compared to (10.3)% in the second quarter 2024. Despite an improvement in gross margin percentage quarter over quarter attributable to the sale of the Crosman product line, the decrease in net sales led to a decrease in both gross profit and operating expense leverage, with gross profit of $5.0 million in the second quarter of 2025 as compared to $5.6 million in the second quarter of 2024, and selling, general and administrative expense as a percentage of net sales of 29.9% in the second quarter of 2025 as compared to 31.3% in the second quarter of 2024.

Industrial Businesses
Altor Solutions

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$83,305	$52,213	$31,092	59.5%

Net sales for the quarter ended June 30, 2025 were $83.3 million, an increase of $31.1 million, or 59.5%, compared to net sales of $52.2 million in the quarter ended June 30, 2024. The increase in net sales during the quarter was driven by the acquisition of Lifoam in October 2024. Lifoam contributed $39.7 million in net sales in the second quarter of 2025. The increase in net sales attributable to Lifoam was offset by lower quarterly sales due to shifting market conditions of perishable and cold chain markets and supplier diversification initiatives on behalf of several of Altor's customers.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$7,266	$5,156	$2,110	40.9%

Segment operating margin	8.7%	9.9%	(1.2)%
Segment operating income was $7.3 million in the three months ended June 30, 2025, an increase of $2.1 million as compared to the three months ended June 30, 2024. Segment operating margin was 8.7% in the second quarter of 2025 as compared to 9.9% in the second quarter of 2024, with the decrease driven by a reduction in fixed cost of goods sold coverage due to lower sales levels on the non-Lifoam portion of the business and increases in selling, general and administrative costs related to the acquisition and integration activities.
Arnold

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$38,432	$43,155	$(4,723)	(10.9)%

Net sales for the three months ended June 30, 2025 were approximately $38.4 million, a decrease of $4.7 million compared to net sales of $43.2 million in the same period in 2024. The decrease in net sales is primarily a result of lower demand in various markets and delays in production startup at new facilities.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$180	$5,308	$(5,128)	(96.6)%

Segment operating margin	0.5%	12.3%	(11.8)%
Segment operating income for the three months ended June 30, 2025 was approximately $0.2 million, a decrease of $5.1 million when compared to the same period in 2024. The decrease in segment operating income was driven by the sales shortfall, unfavorable product mix and executive transition costs. Segment operating margin was 0.5% in the second quarter of 2025 as compared to 12.3% in the second quarter of 2024.
Sterno

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$77,505	$73,767	$3,738	5.1%

Net sales for the three months ended June 30, 2025 were approximately $77.5 million, an increase of $3.7 million, or 5.1%, compared to net sales of $73.8 million in the same period in 2024. The net sales variance reflects higher sales volume as well as price increases in certain product categories.

	Three months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$11,111	$7,870	$3,241	41.2%

Segment operating margin	14.3%	10.7%	3.7%
Segment operating income for the three months ended June 30, 2025 was approximately $11.1 million, an increase of $3.2 million compared to the three months ended June 30, 2024, driven by the increase in net sales and reduced amortization expense for intangibles that have been fully amortized (amortization expense decreased $1.5 million quarter over quarter). Segment operating margin was 14.3% in the second quarter of 2025 as compared to 10.7% in the second quarter of 2024.

Consolidated Results of Operations - Year-to-Date
Six months ended June 30, 2025 compared to six months ended June 30, 2024 (as restated)
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Six months ended
	June 30, 2025		June 30, 2024
			(As Restated)
Net revenues	$932,465	100.0%	$837,531	100.0%
Cost of revenues	527,892	56.6%	474,394	56.6%
Gross profit	404,573	43.4%	363,137	43.4%
Selling, general and administrative expense	312,489	33.5%	275,305	32.9%
Management fees	37,898	4.1%	36,681	4.4%
Amortization expense	46,468	5.0%	47,596	5.7%
Impairment expense	31,515	3.4%	8,182	1.0%
Operating loss	(23,797)	(2.6)%	(4,627)	(0.6)%
Interest expense	(69,947)	(7.5)%	(54,863)	(6.6)%
Amortization of debt issuance costs	(2,096)	(0.2)%	(2,009)	(0.2)%
Loss on debt modification	(2,827)	(0.3)%	—	—%
Loss on sale of Crosman	—	—%	(24,606)	(2.9)%
Other income (expense)	(11,968)	(1.3)%	(88,084)	(10.5)%
Loss from continuing operations before income taxes	(110,635)	(11.9)%	(174,189)	(20.8)%
Provision for income taxes	19,896	2.1%	18,703	2.2%
Net loss from continuing operations	$(130,531)	(14.0)%	$(192,892)	(23.0)%

Net revenues

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$260,812	$248,175	$12,637	5.1%
BOA	97,246	97,063	183	0.2%
Lugano	53,616	22,818	30,798	135.0%
PrimaLoft	48,500	47,832	668	1.4%
The Honey Pot Co.	68,989	44,347	24,642	55.6%
Velocity	28,414	48,610	(20,196)	(41.5)%
Total Branded Consumer	$557,577	$508,845	$48,732	9.6%
Altor	159,562	105,617	53,945	51.1%
Arnold	72,440	84,442	(12,002)	(14.2)%
Sterno	142,886	138,627	4,259	3.1%
Total Industrial	$374,888	$328,686	$46,202	14.1%
Consolidated net revenues	$932,465	$837,531	$94,934	11.3%
Consolidated net revenues for the six months ended June 30, 2025 increased by approximately $94.9 million, or 11.3%, compared to the corresponding period in 2024. During the six months ended June 30, 2025 compared to 2024, we saw notable increases in net revenues at 5.11 ($12.6 million increase), Lugano ($30.8 million increase) The Honey Pot Co. ($24.6 million increase), Altor ($53.9 million increase) and Sterno ($4.3 million increase). The Honey Pot Co. was acquired on January 31, 2024 and had an incremental revenue increase of $14.0 million year over year on a pro forma basis. The increase in net revenue at Altor was attributable to the acquisition of Lifoam in October 2024. These increases in net revenue was offset by decreases in net revenue at Velocity ($20.2 million decrease, primarily as a result of the sale of Crosman) and Arnold ($12.0 million decrease). Refer to "Results of Operations - Operating Segments - Year-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$140,210	$133,412	$6,798	5.1%
BOA	62,223	60,285	1,938	3.2%
Lugano	26,624	14,173	12,451	87.9%
PrimaLoft	31,035	30,092	943	3.1%
The Honey Pot Co.	38,458	19,908	18,550	93.2%
Velocity	8,316	12,125	(3,809)	(31.4)%
Total Branded Consumer	$306,866	$269,995	$36,871	13.7%
Altor	41,751	31,202	10,549	33.8%
Arnold	16,204	24,251	(8,047)	(33.2)%
Sterno	39,752	37,689	2,063	5.5%
Total Industrial	$97,707	$93,142	$4,565	4.9%

Consolidated gross profit	$404,573	$363,137	$41,436	11.4%

Gross Margin
Branded Consumer	55.0%	53.1%	2.0%
Industrial	26.1%	28.3%	(2.3)%
Consolidated gross margin	43.4%	43.4%	—%
On a consolidated basis, gross profit increased approximately $41.4 million during the six months ended June 30, 2025 compared to the corresponding period in 2024. We saw notable increases in gross profit at 5.11 ($6.8 million increase) and Lugano ($7.3 million increase) that correlates with the increase in net revenue in the first six months of 2025. The Honey Pot Co. had an $18.6 million increase in gross profit that was partially attributable to the timing of its acquisition on January 31, 2024 and therefore only five months of activity are included in the six months ended June 30, 2024, and partially attributable to the increase in net revenues during the period. Altor had a $10.5 million increase in gross profit that is attributable to the timing of its acquisition of Lifoam on October 1, 2024. We saw decreases in gross profit at Velocity ($3.8 million decrease, primarily as a result of the sale of Crosman) and Arnold ($8.0 million decrease) that corresponded to the decrease in net revenue noted above. Gross profit as a percentage of net revenues was approximately 43.4% in both the six months ended June 30, 2025 and the six months ended June 30, 2024. Our branded consumer businesses had gross profit as a percentage of net revenues of 55.0% in the six months ended June 30, 2025 as compared to 53.1% in the six months ended June 30, 2024, while our industrial businesses had gross profit as a percentage of net revenues of 26.1% in the six months ended June 30, 2025 as compared to 28.3% in the six months ended June 30, 2024. The decrease in gross profit as a percentage of net revenues at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base due to the decrease in sales.
Selling, general and administrative expense

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Selling, general and administrative expense	$312,489	$275,305	$37,184	13.5%

Consolidated selling, general and administrative expense increased approximately $37.2 million during the six months ended June 30, 2025, compared to the corresponding period in 2024, driven primarily by increases at Corporate ($8.9 million increase), 5.11 ($7.3 million increase) due to by non-recurring payroll costs associated with restructuring, higher performance-based bonuses, and increased marketing investments to support sales growth, Lugano ($10.7 million increase) due to increases in marketing expenses as well as personnel costs and rent expense associated with the opening of its Chicago salon in the second quarter of 2025, The Honey Pot Co. ($3.2 million increase) due to increased marketing investments, and Altor ($8.0 million increase) due to the acquisition of Lifoam in the fourth quarter of 2024. The increase in selling, general and administrative expense was partially offset by a decrease in expense at Velocity after their disposition of the Crosman product line in the second quarter of 2024.
At the corporate level, general and administrative expense was $17.8 million in the six months ended June 30, 2025 and $8.9 million in the six months ended June 30, 2024. The increase in corporate general and administrative expense in the first half of 2025 related to the ongoing costs of an investigation at our Lugano subsidiary. The Company incurred $8.4 million in the second quarter of 2025 related to the investigation at Lugano, which began in April 2025. The remainder of the increase in selling, general and administrative expense was due to increased legal and professional fees incurred during the first half of 2025. The Company will continue to incur significant costs related to the Lugano investigation during the remainder of 2025.
Management fees

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Management fees	$37,898	$36,681	$1,217	3.3%

Under the Management Services Agreement ("MSA"), we pay CGM (i) a base management fee equal to (a) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (b) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (c) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more and (ii) an incentive management fee equal to 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s board of directors. For the six months ended June 30, 2025, we incurred approximately $37.9 million in management fees as compared to $36.7 million in fees in the six months ended June 30, 2024.
In connection with the entry into the Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) on May 22, 2025, the Credit Agreement was modified to (i) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. For the quarter ended June 30, 2025, the total management fee incurred was $19.0 million, however, due to the restrictions imposed by the First Forbearance Agreement, the total amount paid to the Manager was $12.2 million.
Refer to "Note O - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.
Amortization expense

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Amortization expense	$46,468	$47,596	$(1,128)	(2.4)%

Amortization expense for the six months ended June 30, 2025 decreased $1.1 million as compared to the six months ended June 30, 2024 due to the reduction in expense associated with the sale of Crosman in the second quarter of 2024, the reduction in intangible assets at Lugano resulting from the restatement and certain intangibles at Sterno that were fully amortized in 2024, partially offset by the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lifoam, the add-on acquisition that Altor completed in the fourth quarter of 2024.
Impairment expense

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Impairment expense	$31,515	$8,182	$23,333	285.2%

As a result of the preliminary findings of the Lugano Investigation, the Company determined that a triggering event had occurred in the second quarter of 2025 and tested the long-lived assets of Lugano for impairment. The impairment testing indicated that the fair value of the assets was less than the carrying value and the Company recorded impairment expense to write the long-lived assets down to fair value. The write down of the long-lived assets resulted in the Company recording impairment expense of $29.5 million related to property, plant and equipment and $1.9 million related to right-of-use assets in the quarter ended June 30, 2025. The right-of-use asset related to a retail salon in Toronto, Canada which had not yet opened. In the prior year, Velocity performed an impairment test of their goodwill as part of the annual impairment test at March 31, 2024. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the quarter ended March 31, 2024.

Interest expense

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Interest expense	$69,947	$54,863	$15,084	27.5%

We recorded interest expense totaling $69.9 million for the six months ended June 30, 2025 compared to $54.9 million for the comparable period in 2024, an increase of $15.1 million. In January 2025, we amended our credit facility to provide for an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment. The proceeds from the $200 million term loan advance were used to repay amounts outstanding under our revolving credit facility, and the excess amount after repaying the revolver was used for working capital needs at our subsidiaries and general corporate purposes. In the prior year, the cash proceeds from our sale of Marucci in November 2023 earned interest income during January 2024 before being used to pay for the acquisition of The Honey Pot Co. in January 2024. The result of these transactions was a higher amount outstanding under the credit facility in the first half of 2025 compared to the first half of 2024, although at lower effective interest rates year over year, and a higher amount of interest income earned in the first half of 2024 as compared to the first half of 2025. The interest expense also reflects an increase of $15.8 million in interest expense related to financing arrangements at our Lugano business.
Loss on debt modification
During the second quarter of 2025, the Company entered into a Forbearance Agreement and Second Amendment to the Credit Agreement. The amendment to the Credit Agreement reduced the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company recognized $2.8 million in loss on debt modification in the second quarter of 2025.
Loss on sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under the intercompany credit agreement. The Company recorded a loss on the sale of Crosman in the quarter ending June 30, 2024 of $24.6 million.
Other income (expense)

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Other expense	$(11,968)	$(88,084)	$76,116	(86.4)%

For the six months ended June 30, 2025, we recorded $12.0 million in other expense as compared to $88.1 million in other expense in the six months ended June 30, 2024, a decrease in expense of $76.1 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. The other expense in the six months ended June 30, 2024 primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($83.8 million in expense in the six months ended June 30, 2024). A significant portion of the expense associated with the Lugano financing arrangements was recognized in the historical restatement period (the years ending December 31, 2024, 2023 and 2022) which resulted in limited impact in the current year. In the six months ended June 30, 2024, the expense reflected a non-recurring loss on an equity method investment at Altor Solutions.

Income taxes

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Provision for income taxes	$19,896	$18,703	$1,193	6.4%

Effective tax rate	(18.0)%	(10.7)%
We had an income tax provision of $19.9 million during the six months ended June 30, 2025 compared to an income tax provision of $18.7 million during the same period in 2024, an increase of $1.2 million due to the increase in income from continuing operation before income taxes. Our effective tax rate in the six months ended June 30, 2025 was (18.0)%, compared to an effective income tax rate of (10.7)% during the same period in 2024. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate in the six months ended June 30, 2025 was state income taxes and the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries, while in the prior year, the most significant impact on the effective tax rate was the impairment expense recognized at Velocity in the first quarter of 2024, the loss on the sale of Crosman in the second quarter of 2024 and the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries.
Results of Operations - Operating Segments - Year-to-Date
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Branded Consumer Businesses
5.11

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$260,812	$248,175	$12,637	5.1%

Net sales for the six months ended June 30, 2025 were $260.8 million as compared to net sales of $248.2 million for the six months ended June 30, 2024, an increase of $12.6 million, or 5.1%. The increase was primarily attributable to a $10.4 million increase in domestic wholesale sales, reflecting strong demand and the fulfillment of large contracts, and a $6.9 million increase in direct-to-consumer sales, driven by higher full-price sales of new products. These increases were partially offset by a $1.3 million decrease in international sales and a $2.1 million decrease in direct-to-agency sales, both primarily due to the timing of large contracts.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$18,327	$18,866	$(539)	(2.9)%

Segment operating margin	7.0%	7.6%	(0.6)%
Segment operating income for the six months ended June 30, 2025 was $18.3 million, a decrease of $0.5 million when compared to segment operating income of $18.9 million for the same period in 2024. The decrease in segment operating income was driven by higher net sales and comparable gross margin performance, offset by increased selling, general and administrative expenses, primarily driven by non-recurring payroll costs associated with restructuring, higher performance-based bonuses, and increased marketing investments to support sales growth. Segment operating margin was 7.0% in the six months ended June 30, 2025 and 7.6% in the six months ended June 30, 2024.

BOA

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$97,246	$97,063	$183	0.2%

Net sales for the six months ended June 30, 2025 were $97.2 million as compared to net sales of $97.1 million for the six months ended June 30, 2024, an increase of $0.2 million, or 0.2%. Sales increased across key industries including Cycling, Workwear, Helmets and Snow Sports, offset by reduced kids-based business in China. This continued momentum was primarily a result of market share gains in many of our key industries.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$27,701	$26,126	$1,575	6.0%

Segment operating margin	28.5%	26.9%	1.6%
Segment operating income for the six months ended June 30, 2025 was $27.7 million, an increase of $1.6 million when compared to segment operating income of $26.1 million for the same period in 2024. The increase in segment operating income was driven by improved product margins due to product mix and manufacturing efficiencies. Segment operating margin was 28.5% in the six months ended June 30, 2025 and 26.9% in the six months ended June 30, 2024. The increase in operating margin in the current year was driven by improved gross profit margin.
Lugano

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Net sales	$53,616	$22,818	$30,798	135.0%

Net sales for the six months ended June 30, 2025 were $53.6 million an increase of approximately $30.8 million, or 122.6%, compared to net sales of $22.8 million in the six months ended June 30, 2024. In the current year, Lugano had stronger same store sales growth. Lugano opened its London, England salon in the second quarter of 2024 and expanded its presence in Europe through that salon in the current year, and opened a flagship retail store in Chicago in June 2025.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Segment operating loss	$(60,441)	$(30,467)	$(29,974)	98.4%

Segment operating margin	(112.7)%	(133.5)%	20.8%
Segment operating loss increased during the six months ended June 30, 2025 to $60.4 million, as compared to $30.5 million in the corresponding period in 2024. In the current year, Lugano recorded $31.5 million in impairment expense related to long-lived assets and a right-of-use asset, resulting in the higher segment operating loss in the current year. Segment operating margin was (112.7)% in the six months ended June 30, 2025 as compared to (133.5)% in the six months ended June 30, 2024.

PrimaLoft

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$48,500	$47,832	$668	1.4%

Net sales for the six months ended June 30, 2025 were $48.5 million, an increase of $0.7 million as compared to net sales of $47.8 million for the six months ended June 30, 2024. The increase in net sales in the current period versus the six months ended June 30, 2024 is attributable to new programs with European and Asia brand partners resulting in an increase in sales for the first half of 2025 compared to the first half of 2024, offset by a pullback in orders from PrimaLoft's brand partners as they remain cautious due to the economic uncertainties from the evolving tariff policy in the United States.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$9,048	$8,799	$249	2.8%

Segment operating margin	18.7%	18.4%	0.3%
Segment operating income for the six months ended June 30, 2025 was $9.0 million, an increase of $0.2 million when compared to segment operating income of $8.8 million for the same period in 2024, driven by the increase in net sales. Segment operating margin was 18.7% in the first six months of 2025 as compared to 18.4% in the first six months of 2024.
The Honey Pot Co.
In the following results of operations, we provide comparative proforma results of operations for The Honey Pot Co. for the six months ended June 30, 2025 and June 30, 2024 as if we had acquired the business on January 1, 2024. The results of operations that follow include relevant proforma adjustments for the pre-acquisition period and explanations where applicable. The operating results for The Honey Pot Co. have been included in the consolidated results of operation from the date of acquisition on January 31, 2024.
Proforma results of operations include the following proforma adjustments as if we had acquired The Honey Pot Co. on January 1, 2024:
•Incremental stock compensation expense of $0.3 million for the six months ended June 30, 2024. This amount is included in SG&A and reduces segment operating income.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for THP of $1.3 million for the six months ended June 30, 2024. This amount reduces segment operating income.
•Management fees that would have been payable to the Manager in the first quarter of 2024. THP pays a management fee of $1.0 million per year ($0.25 million per quarter). This amount reduces segment operating income.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		Pro forma
Net sales	$68,989	$55,018	$13,971	25.4%

Net sales for the six months ended June 30, 2025 were $69.0 million, an increase of $14.0 million or 25.4% from net sales of $55.0 million for the six months ended June 30, 2024. The increase in net sales is primarily due to strong volume growth due to market share gain in our Period Care product line, particularly in mass retail, drugstores and online. Overall, volume and share growth continues to be fueled by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
		Pro forma
Segment operating income (loss)	$8,540	$(3,220)	$11,760	(365.2)%

Segment operating margin	12.4%	(5.9)%	18.2%
Segment operating income for the six months ended June 30, 2025 was $8.5 million, an increase of $11.8 million when compared to segment operating loss of $3.2 million for the same period in 2024. Segment operating income in the first six months of 2024 included certain non-recurring expenses related to the acquisition of The Honey Pot Co. in January 2024, including $3.8 million of inventory step-up amortization expense and $3.5 million in acquisition costs. Operating margin in the first six months of 2025 was 12.4% as compared to (5.9)% in the first six months of 2024, with the increase attributable to the increase in net sales and the non-recurring expenses incurred in the prior year.
Velocity Outdoor
On April 30, 2024, Velocity Outdoor sold its Crosman airgun product division. The results of operations for the six months ended June 30, 2024 presented below include the results from the Crosman airgun product division through the date of sale.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$28,414	$48,610	$(20,196)	(41.5)%

Net sales for the six months ended June 30, 2025 were $28.4 million, a decrease of $20.2 million or (41.5)%, compared to net sales of $48.6 million in the same period in 2024. The decrease in net sales for the six months ended June 30, 2025 was driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories, increased 30.6% compared to the same period in 2024 due to increased archery sales through the Big Box retailers and dealer channels and improved retail and online sales of apparel.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating loss	$(3,736)	$(14,359)	$10,623	(74.0)%

Segment operating margin	(13.1)%	(29.5)%	16.4%
Segment operating loss for the six months ended June 30, 2025 was $3.7 million compared to segment operating loss of $14.4 million for the same period in 2024. The loss in the prior year was driven primarily by the goodwill impairment expense of $8.2 million recognized in the first quarter of 2024. Segment operating margin was (13.1)% in the first half of 2025 as compared to (29.5)% in the first half of 2024. Despite an improvement in gross margin in the first six months of 2025 as compared to the comparable period in 2024 attributable to the sale of the Crosman product line, the decrease in net sales led to a decrease in operating expense leverage, with selling, general and administrative expense as a percentage of net sales of 33.2% in the six months ended June 30, 2025 as compared to 28.9% in the six months ended June 30, 2024.
Industrial Businesses

Altor Solutions

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$159,562	$105,617	$53,945	51.1%

Net sales for the six months ended June 30, 2025 were $159.6 million, an increase of $53.9 million, or 51.1%, compared to net sales of $105.6 million in the six months ended June 30, 2024. The increase in net sales during the period was driven by the acquisition of Lifoam in October 2024. Lifoam contributed $72.3 million in net sales in the first six months of 2025. The increase in net sales attributable to Lifoam was offset by lower quarterly sales due to shifting market conditions of perishable and cold chain markets and supplier diversification initiatives on behalf of several of Altor's customers.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$12,252	$11,784	$468	4.0%

Segment operating margin	7.7%	11.2%	(3.5)%
Segment operating income was $12.3 million in the six months ended June 30, 2025, an increase of $0.5 million as compared to the six months ended June 30, 2024. Segment operating margin was 7.7% in the first six months of 2025 as compared to 11.2% in the first six months of 2024, with the decrease driven by a reduction in fixed cost of goods sold coverage due to lower sales levels on the non-Lifoam portion of the business, increases in selling, general and administrative costs related to the acquisition and integration activities and increases in amortization expense related to the Lifoam acquisition. Gross profit as a percentage of net sales was 26.2% in the six months ended June 30, 2025 and 29.5% in the six months ended June 30, 2024, while selling, general and administrative expense as a percentage of net sales of 13.9% in the six months ended June 30, 2025 as compared to 13.5% in the six months ended June 30, 2024.
Arnold

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$72,440	$84,442	$(12,002)	(14.2)%

Net sales for the six months ended June 30, 2025 were approximately $72.4 million, a decrease of $12.0 million compared to net sales of $84.4 million in the same period in 2024. The decrease in net sales is primarily a result of lower demand in various markets and delays in production startup at new facilities.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income (loss)	$(732)	$9,480	$(10,212)	(107.7)%

Segment operating margin	(1.0)%	11.2%	(12.2)%
Segment operating loss for the six months ended June 30, 2025 was approximately $0.7 million, a decrease of $10.2 million when compared to the same period in 2024. The decrease in segment operating income (loss) was driven by the sales shortfall, unfavorable product mix, executive transition costs and non-recurring move related expenses. Segment operating margin was (1.0)% in the first six months of 2025 as compared to 11.2% in the first six months of 2024.

Sterno

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Net sales	$142,886	$138,627	$4,259	3.1%

Net sales for the six months ended June 30, 2025 were approximately $142.9 million, an increase of $4.3 million, or 3.1%, compared to net sales of $138.6 million in the same period in 2024. The net sales variance reflects increases in sales volume as well as price increases in certain product categories.

	Six months ended
	June 30, 2025	June 30, 2024	Increase (Decrease)
Segment operating income	$17,469	$12,655	$4,814	38.0%

Segment operating margin	12.2%	9.1%	3.1%
Segment operating income for the six months ended June 30, 2025 was approximately $17.5 million, an increase of $4.8 million compared to the six months ended June 30, 2024, driven primarily by an increase in gross profit of $2.1 million and reduced amortization expense for intangibles that have been fully amortized (amortization expense decreased $3.0 million year over year). Segment operating margin was 12.2% in the first six months of 2025 as compared to 9.1% in the first six months of 2024.

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
On May 7, 2025, the Company disclosed in a Current Report on Form 8-K its intent to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and disclosed non-reliance on its 2024 financial statements as a result of concerns about financing, accounting, and inventory practices at it Lugano subsidiary and irregularities identified in sales, cost of sales, inventory, and accounts receivable recorded by Lugano. Concurrently, the Company also provided notice to Bank of America, N.A., (the "Administrative Agent") in its capacity as Administrative Agent for the Lenders, Swing Line Lender, and L/C Issuer under the 2022 Credit Facility advising of the existence of potential defaults or events of default resulting from the non-reliance on the 2024 financial statements and delayed filing of the March 31, 2025 Form 10-Q (the "Lugano Events of Default").

On May 22, 2025, the LLC entered into a Forbearance Agreement and Second Amendment to Credit Agreement (refer to Note H - Debt). Under the Forbearance Agreement and Second Amendment to Credit Agreement, the lenders under the 2022 Credit Facility will honor requests for credit extensions from the Company for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions shall not cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $40 million.

In addition to the forbearance of the lenders, the Forbearance Agreement and Second Amendment to Credit Agreement also amends the 2022 Credit Facility to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that may be paid by the Company to Compass Group Management LLC to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the Company’s subsidiaries to Compass Group Management LLC to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the Company into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the Company; (vi) prohibit certain acquisitions and dispositions; and (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the Company to the Administrative Agent, for the account of the lenders, which payments would be applied to the outstanding revolving loans owing by the Company.
On May 27, 2025, the Company announced the suspension of future distributions on the common shares of the Trust until such time as the Company’s board of directors deems it appropriate to resume such distributions.
As of June 30, 2025, we had $1,000.0 million of indebtedness associated with our 5.250% 2029 Notes, $300.0 million of indebtedness associated with our 5.000% 2032 Notes and $567.5 million outstanding on our 2022 Term Loan. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term

Loan requires quarterly payments commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At June 30, 2025, approximately 30% of our outstanding debt was subject to interest rate changes.
At June 30, 2025, we had approximately $73.8 million of cash and cash equivalents on hand, an increase of $14.1 million as compared to the year ended December 31, 2024. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Net availability under the 2022 Revolving Credit Facility after giving effect to the Second Amendment and during the Forbearance Period at June 30, 2025 was $36.7 million.
Below is a summary of the change in cash and cash equivalents for the six months ended June 30, 2025 and 2024 is as follows :

	Six months ended
	June 30, 2025	June 30, 2024
(in thousands)		(As Restated)
Net cash provided by (used in):
Operating activities	$(64,508)	$(86,628)
Investing activities	(22,187)	(336,074)
Financing activities	98,378	41,611
Effect of exchange rates on cash and cash equivalents	2,415	(1,017)
Net increase (decrease) in cash and cash equivalents	$14,098	$(382,108)
Going Concern
In its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, filed with the Securities and Exchange Commission on December 18, 2025, the Company disclosed that it was not in compliance with certain financial and other covenants under its 2022 Credit Facility, and that its forbearance agreement providing relief for such events of noncompliance was scheduled to expire on December 19, 2025. On December 19, 2025, the Company entered into the Fifth Amendment to its 2022 Credit Facility, which waived all existing events of default and reset certain financial covenants under the 2022 Credit Facility. Accordingly, as of the date of filing this Form 10-Q, the Company is in compliance with the non-financial covenants under its 2022 Credit Facility, as amended.
The 2022 Credit Facility provides that the financial covenants thereunder will not be tested again until the Company’s preparation and filing of its consolidated financial statements for the fiscal year ended December 31, 2025, which the Company expects to occur on or before March 31, 2026. Because this Form 10-Q has been filed shortly after execution of the Fifth Amendment, management has had limited ability to forecast its expectations for compliance with the amended covenants over the twelve-month look-forward period specified in ASC 205-40 - Presentation of Financial Statements, Going Concern, and such forecasts are subject to uncertainty.
If the Company were unable to comply with the amended financial covenants when they are next tested and is otherwise unable to obtain amendments, waivers, or other relief, the lenders under the 2022 Credit Facility, its lenders could elect to exercise available remedies, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent. If borrowings under the 2022 Credit Facility were accelerated and the acceleration were not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 5.250% Senior Notes due 2029 (the “2029 Notes” or “2029 Senior Notes”) and 5.000% Senior Notes due 2032 (the “2032 Notes” or “2032 Senior Notes”) would have the right to declare the notes due and payable as well.
Although the Fifth Amendment provides relief from existing events of default, it does not eliminate the risk that the Company may be unable to comply with the amended covenants when they are next tested, and any additional amendments, waivers or other relief that may be required are not fully within the Company’s control and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt. Accordingly, management has concluded, applying the going-concern guidance under U.S. GAAP, that these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Form 10-Q are issued.

The Company continues to pursue various operational and financial initiatives intended to strengthen liquidity and reduce leverage, including evaluating potential subsidiary divestitures, organic deleveraging actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans (together with expected operating cash flow from the Company’s operating subsidiaries excluding Lugano) could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been assumed in the Company’s going concern evaluation and may not be achieved on the timetable necessary to alleviate the substantial doubt described above.
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
Operating Activities:
For the six months ended June 30, 2025, cash flows used in operating activities totaled approximately $64.5 million, which represents a $22.1 million decrease in cash use compared to cash used in operating activities of $86.6 million during the six-month period ended June 30, 2024. Cash used in operating activities for working capital for the six months ended June 30, 2025 was $50.8 million, as compared to cash used in operating activities for working capital of $10.9 million for the six months ended June 30, 2024. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter of the prior year. In the prior year, our 5.11 business did not have a build up of inventory until the latter half of the second quarter of 2024 due to a delay in receipt of inventory as purchases of non-PFAS inventory had longer than expected lead times. The cash flows for working capital in the first half of 2025 reflect more normalized cash flow patterns.
Investing Activities:
Cash flows used in investing activities for the six months ended June 30, 2025 totaled $22.2 million, compared to cash used in investing activities of $336.1 million in the same period of 2024. In the prior year, cash used in investing activities reflects our acquisition of The Honey Pot Co. in January 2024 and the proceeds of $58.5 million from the sale of the Crosman division of Velocity Outdoor, while investing activities in the current year is primarily capital expenditures. Capital expenditures spend increased $5.3 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, with $24.0 million in capital expenditures in 2025 and $18.7 million in capital expenditures in 2024. The increase in capital expenditures is primarily due to increased capital expenditures at Lugano related to their salon expansion, and Arnold, related to the relocation of two of their facilities in the United States. We expect capital expenditures for the full year of 2025 to be between approximately $50 million to $60 million.
Financing Activities:
Cash flows provided by financing activities totaled approximately $98.4 million during the six months ended June 30, 2025 compared to cash flows provided by financing activities of $41.6 million during the six months ended June 30, 2024. Financing activities in the current year reflects $58.9 million in Trust preferred shares issued under our at-the-market share offering program while financing activities in the first six months of 2024 reflects $14.3 million in Trust common and preferred shares issued under our at-the-market share offering program. In the current year, we added an additional $200 million in outstanding term loan, a portion of which was used to repay amounts outstanding under our revolving credit facility, resulting in net borrowings of $90 million. In the prior year comparable period, we had net borrowings under the credit facility of $46 million. The prior year cash provided by financing activities also reflects the amount of equity investment made by noncontrolling shareholders related to the acquisition of The Honey Pot Co. ($41.7 million). Financing activities in both periods reflect the payment of our common and preferred share distributions, and prior period financing cash flows includes the payment of the profit allocation from the sale of Marucci to the Allocation Interest Holders of $48.9 million.
Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In the six months ended June 30, 2025 and 2024, the net cash flows provided by these financing arrangements totaled $18.7 million and $38.2 million, respectively.

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
In the third quarter of 2024, we amended the Arnold intercompany credit agreement to increase the amount of the term loan outstanding under the credit agreement. Arnold was in the process of relocating two of their product divisions to a new facility at the time of the amendment. Arnold incurred total expense of approximately $13.0 million in the year ended December 31, 2024, and an additional $0.9 million in costs in the first quarter of 2025 related to the relocation of the two facilities. Arnold exceeded the capital expenditure spend that was permitted under the amendment and was granted a waiver at December 31, 2024, March 31, 2025 and June 30, 2025.
In the fourth quarter of 2024, we amended the Altor intercompany credit agreement to increase the amount of the term loan to finance the acquisition of Lifoam on October 1, 2024, and extended the term of the intercompany credit agreement by an additional three years.
In the first quarter of 2025, we amended the Velocity intercompany credit agreement to amend the applicable fixed charge coverage ratio covenant and the applicable Total Debt to EBITDA ratio covenant.
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at June 30, 2025 except Lugano and Arnold. Arnold received a waiver for the fourth quarter of 2024, and the first and second quarter of 2025 related to the fixed charge ratio covenant in their intercompany credit agreement. As a result of the restatement of Lugano's historical financial information, Lugano was not in compliance with the covenants in its intercompany credit agreement with the Company at March 31, 2025. On June 6, 2025, the Company issued a Notice of Default to Lugano for failure to comply with the intercompany credit agreement (the Lugano Events of Default"). On August 29, 2025, the Company entered into a forbearance agreement with Lugano (the Lugano Forbearance Agreement"). In accordance with the Lugano Forbearance Agreement, as amended, the Company agreed to forbear from exercising its rights and remedies as a lender under the Lugano intercompany credit agreement due to the Lugano Events of Default. The Lugano Forbearance Agreement, as amended, was in effect until November 16, 2025 when Lugano filed for bankruptcy protection.

All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of June 30, 2025, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$165,817
BOA	148,821
Lugano	678,399
PrimaLoft	150,969
The Honey Pot Co.	90,500
Velocity Outdoor	65,725
Altor	181,230
Arnold	87,465
Sterno	66,713
Total intercompany debt	$1,635,639
Corporate and eliminations	(1,635,639)
Total	$—
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
On May 7, 2025 the LLC indicated that it that it intended to delay the filing of its Quarterly Report on Form 10-Q for the first quarter of 2025 as a result of concerns about financing, accounting, and inventory practices at one of its subsidiaries, Lugano Holding, Inc. (“Lugano”), and irregularities identified in sales, cost of sales, inventory, and accounts receivable recorded by Lugano. The LLC also provided notice to the Administrative Agent advising of the existence of potential defaults and/or events of default in connection therewith (collectively, the “Lugano Events of Default”).
On May 22, 2025, the LLC entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Second Amendment”) to its Credit Agreement. The Second Amendment was by and among the LLC, the lenders party thereto, and the Administrative Agent. The Second Amendment provided that the Administrative Agent and the Lenders will refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on July 25, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Second Amendment; (d) a declaration by any holders of the LLC’s 2029 Senior Unsecured Notes of any default or event of default under the Indenture dated as of March 23, 2021 between the LLC and U.S. Bank National Association, as Trustee; and (e) the declaration by the Trustee or any holder of the 2032 Senior Unsecured Notes of any default or event of default under the Indenture dated as of November 27, 2021 between the Borrower and U.S. Bank National Association, as Trustee (the “First Forbearance Period”).
During the First Forbearance Period, the Lenders under the Credit Agreement agreed to honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions were not to cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $40 million. Lenders representing at least 50% of the total credit exposure of all Lenders under the Credit Agreement were able, in their discretion, to approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. The funds provided were able to be used by the LLC for working capital, capital expenditures, general corporate purposes, and any other purpose of the LLC not otherwise prohibited under the Credit Agreement.
In addition to the forbearance of the lenders described above, the First Forbearance Agreement also amended the Credit Agreement to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the LLC into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the LLC; (vi) prohibit certain acquisitions and dispositions; and (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the LLC to the Administrative Agent, for the account of the lenders, which payments would be applied to the outstanding revolving loans owing by the LLC and (ix) terminate the commitment of the Lenders to advance Incremental Delayed Draw Term Loans. On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above.
Net availability under the 2022 Revolving Credit Facility after giving effect to the First Forbearance Agreement and during the First Forbearance Period was approximately $36.7 million at June 30, 2025. The outstanding borrowings under the 2022 Revolving Credit Facility include $3.3 million of outstanding letters of credit at June 30, 2025, which are not reflected on our balance sheet.
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
Covenants
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
The Company was not in compliance with the financial covenants in the 2022 Credit Facility as of the year ended December 31, 2024, and had not received forbearance or other relief from its lenders as of that date. The Company entered into the First Forbearance Agreement on May 22, 2025, which waived an event of default related to the Company's failure to comply with the financial covenants in the 2022 Credit Facility as of June 30, 2025. However, the Company would have been in violation of the financial covenants in the 2022 Credit Facility without the relief granted by the First Forbearance Agreement. Accordingly, the Company has classified outstanding borrowings under the 2022 Term Loan and 2022 Revolving Credit facility as current at June 30, 2025 and December 31, 2024 in the Consolidated Financial Statements. Furthermore, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights, the 2029 Notes and 2032 Notes have also been classified as current at June 30, 2025 and December 31, 2024 in the Condensed Consolidated Financial Statements.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2025	2024
Interest on credit facilities	$19,511	$17,094
Interest on Senior Notes	33,750	33,750
Unused fee on Revolving Credit Facility	1,112	1,034
Other interest expense (1)	16,075	4,863
Interest income	(501)	(1,878)
Interest expense, net	$69,947	$54,863
(1) Other interest expense includes interest amounts related to Lugano financing arrangements.
The following table provides the effective interest rate of the Company’s outstanding debt at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,000,000	5.25%	$1,000,000
2032 Senior Notes	5.00%	300,000	5.00%	300,000
2022 Term Loan	6.76%	567,500	7.60%	375,000
2022 Revolving Credit Facility		—	7.62%	110,000
Unamortized debt issuance costs		(10,464)		(10,710)
Total debt outstanding		$1,857,036		$1,774,290

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
Adjusted EBITDA – EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles, amortization of inventory step-up associated with purchase price allocations of our acquisitions, and debt charges, including debt issuance costs. Adjusted EBITDA is calculated utilizing the same calculation as described in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805, Business Combinations; (iii) impairment charges, which reflect write downs to goodwill or other intangible assets; (iv) changes in the fair value of contingent consideration subsequent to initial purchase accounting, (v) integration service fees, which reflect fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership; and (vi) items of other income or expense that are material to a subsidiary and non-recurring in nature.
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

Adjusted EBITDA
Six months ended June 30, 2025
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(28,023)	$8,764	17,257	$(120,442)	$(176)	$2,589	$(6,731)	$1,206	$(14,941)	$9,966	$(130,531)
Adjusted for:
Provision (benefit) for income taxes	—	2,462	2,223	(255)	928	770	113	642	9,815	3,198	19,896
Interest expense, net	53,926	(2)	(2)	15,762	(13)	(7)	(13)	—	296	—	69,947
Intercompany interest	(80,936)	7,091	7,720	31,805	8,143	5,024	3,096	9,553	4,034	4,470	—
Loss on debt modification	2,827	—	—	—	—	—	—	—	—	—	2,827
Depreciation and amortization	(32)	11,303	10,496	3,068	10,654	8,319	2,737	13,115	5,281	6,986	71,927
EBITDA	(52,238)	29,618	37,694	(70,062)	19,536	16,695	(798)	24,516	4,485	24,620	34,066
Other (income) expense	12	(137)	105	11,729	12	39	(210)	590	21	(193)	11,968
Noncontrolling shareholder compensation	—	1,167	2,714	1,542	1,168	444	122	487	8	549	8,201
Impairment expense	—	—	—	31,515	—	—	—	—	—	—	31,515
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other (1)	—	—	—	—	—	—	—	3,054	2,210	163	5,427
Adjusted EBITDA	$(52,226)	$30,648	$40,513	$(25,276)	$20,716	$18,053	$(886)	$28,647	$6,724	$25,139	$92,052

(1) Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In the current year, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of two of Arnold's facilities in the United States and severance costs related to chief executive officer at Arnold. For Altor, other includes the add-back of certain expenses incurred related to restructuring of their facilities after the acquisition of Lifoam.

Adjusted EBITDA
Six months ended June 30, 2024
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
				(As Restated)							(As Restated)
Net income (loss) from continuing operations	$(16,734)	$8,857	$12,346	$(145,430)	$(988)	$(7,604)	$(55,199)	$3,394	$3,909	$4,557	$(192,892)
Adjusted for:
Provision (benefit) for income taxes	—	3,010	2,469	545	584	(2,569)	9,297	1,726	1,986	1,655	18,703
Interest expense, net	50,041	(1)	(12)	4,730	(5)	(25)	54	—	81	—	54,863
Intercompany interest	(76,587)	6,780	10,791	25,337	9,046	4,920	5,582	3,877	3,497	6,757	—
Depreciation and amortization	484	11,581	10,849	2,400	10,650	10,645	5,282	8,170	4,414	9,890	74,365
EBITDA	(42,796)	30,227	36,443	(112,418)	19,287	5,367	(34,984)	17,167	13,887	22,859	(44,961)
Other (income) expense	463	74	132	83,836	3	(30)	25,898	2,664	(9)	(341)	112,690
Noncontrolling shareholder compensation	—	1,086	2,848	1,203	995	617	370	504	9	119	7,751
Impairment expense	—	—	—	—	—	—	8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	3,479	—	—	—	—	3,479
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other	(3)	—	—	—	—	90	—	—	—	315	402
Adjusted EBITDA (1)	$(42,336)	$31,387	$39,423	$(27,379)	$20,285	$10,398	$(534)	$20,335	$13,887	$22,952	$88,418

(1) As a result of the sale of Ergobaby in December 2024, Adjusted EBITDA does not include $6.4 million that was previously included in the six months ended June 30, 2024.

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Six months ended June 30,
	2025	2024
		(As Restated)
Net loss	$(127,682)	$(188,358)
Income from discontinued operations, net of tax	—	1,189
Gain on sale of discontinued operations, net of tax	2,849	3,345
Net loss from continuing operations	$(130,531)	$(192,892)
Less: income from continuing operations attributable to noncontrolling interest	(46,472)	(58,558)
Net loss attributable to Holdings - continuing operations	$(84,059)	$(134,334)
Adjustments:
Distributions paid - preferred shares	(18,148)	(12,146)
Amortization expense - intangibles and inventory step-up	46,468	51,285
Impairment expense	31,515	8,182
Loss on sale of Crosman	—	24,606
Tax effect - loss on sale of Crosman	—	7,254
Stock compensation	8,201	7,751
Acquisition expenses	—	3,479
Integration Services Fee	875	875
Other	5,427	402
Adjusted Earnings	$(9,721)	$(42,646)
Plus (less):
Depreciation expense	23,363	21,071
Income tax provision	19,896	18,703
Interest expense	69,947	54,863
Amortization of debt issuance costs	2,096	2,009
Loss on debt modification	2,827	—
Tax effect - loss on sale of Crosman	—	(7,254)
Income from continuing operations attributable to noncontrolling interest	(46,472)	(58,558)
Distributions paid - preferred shares	18,148	12,146
Other (income) expense	11,968	88,084
Adjusted EBITDA	$92,052	$88,418
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

In January 2025, the LLC and the Manager amended the Sixth Amended and Restated Management Services Agreement by entering into a Seventh Amended and Restated Management Services Agreement (the “MSA Amendment”), which restructures the management fee to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) 2% the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company's board of directors. The Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
For the three and six months ended June 30, 2025 and 2024, the Company incurred the following management fees to CGM, by entity:

	Three months ended June 30,		Six Months ended June 30,
(in thousands)	2025	2024	2025	2024
5.11	$250	$250	$500	$500
BOA	250	250	500	500
Lugano (1)	125	188	313	375
PrimaLoft	250	250	500	500
The Honey Pot Co.	250	250	500	250
Velocity	125	125	250	250
Altor	187	188	375	375
Arnold Magnetics	125	125	250	250
Sterno	125	125	250	250
Corporate	17,348	16,988	34,460	33,431
	$19,035	$18,739	$37,898	$36,681
(1) Lugano ceased paying a management fee to CGM upon the Lugano Event of Default (as previously defined) in June 2025.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company estimated the aggregate amount of overpaid management fees as of March 31, 2025 at approximately $43.1 million, which amount will reduce future payments on a dollar-for-dollar basis. The Company's board of directors intends to direct the Company to pursue its right to recover all such excess management fees paid to the Manager as soon as is reasonably practicable in light of the facts and circumstances.
In connection with the entry into the Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) on May 22, 2025, the Credit Agreement was modified to (i) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that may be paid by the LLC’s subsidiaries to the

Manager to no more than $2.0 million per fiscal quarter. On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above and waiving any management fees in excess of such limitations. For the quarter ended June 30, 2025, the total management fee incurred was $19.0 million, however, due to the restrictions imposed by the First Forbearance Agreement, the total amount paid to the Manager was $12.2 million.
Refer to "Note O - Related Parties" included in the "Notes to the Condensed Consolidated Financial Statements" in this Form 10-Q, for additional information.
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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. paid CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024 and ending in the quarter ended March 31, 2025. THP paid CGM $0.9 million in integration service fees in 2025.
Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC agreement that entitled the holders (the "Holders") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (a "Sale Event") and upon election of the Holder during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (a "Holding Event"). Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by the Company’s board of directors.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.4 million and $0.6 million during the three and six months ended June 30, 2025, respectively and approximately $0.2 million and $0.6 million during the three and six months ended June 30, 2024, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $11.1 million and $23.1 million from this supplier during the three and six months ended June 30, 2025, respectively and approximately $13.6 million and $24.2 million from this supplier during the three and six months ended June 30, 2024, respectively.

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
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024. Lugano had approximately $(1.6) million and $0.3 million in net purchases during the three and six months ended June 30, 2025, respectively and approximately $0.9 million and $4.0 million in net purchases during the three and six months ended June 30, 2024, respectively in inventory from the vendor. The total purchases are net of returns to the vendor. During the three months ended June 30, 2025, Lugano had $12k in purchases from the vendor and $1.6 million in returns to the vendor, resulting in ($1.6) million in net returns during the quarter.
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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Form 10-K/A.
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
Annual Impairment Testing
2025 Annual Impairment Testing
For our annual impairment testing at March 31, 2025, we performed a qualitative assessment of our reporting units with goodwill balances. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except PrimaLoft exceeded their carrying value. Based on our analysis, we determined that the PrimaLoft operating segment required quantitative testing because we could not conclude that the fair value of the reporting unit significantly exceeded the carrying value based on qualitative factors alone. We performed a quantitative test of PrimaLoft using an income approach and a market approach to determine the fair value of the PrimaLoft reporting unit. The discount rate used in the income approach was 11.3%. The results of the testing indicated that the fair value of PrimaLoft exceeded the carrying value by 12.1%.
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
Recent Legislation
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act (OBBBA), was enacted. The OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The OBBBA is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury. We are currently evaluating the impact of the OBBBA, but do not expect it to have a material impact on our results of operations or financial condition.. Any effects will be recorded in the period the law was enacted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2024. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our Form 10-K/A.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. As previously disclosed in the 2024 Form 10-K/A, management identified material weaknesses in internal control over financial reporting. Because these material weaknesses had not been fully remediated as of June 30, 2025, management concluded that the Company’s disclosure controls and procedures were not effective as of that date.
Notwithstanding the identified material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report on Form 10-Q, in accordance with accounting principles generally accepted in the United States.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The material weaknesses described in the 2024 Form 10-K/A were identified subsequent to the end of the quarter, and therefore no remediation activities had been designed or implemented as of June 30, 2025. Following the identification of the material weaknesses, management began developing a remediation plan, as described in the 2024 Form 10-K/A. These remediation activities were initiated after the quarter ended and accordingly are not reflected as changes in internal control over financial reporting for the quarter ended June 30, 2025.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding the Company's legal proceedings can be found in Note N - Commitments and Contingencies of the accompanying Notes to the condensed consolidated financial statements.and in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of the 2024 Form 10-K/A, as filed with the SEC on December 8, 2025
ITEM 1A. RISK FACTORS
The risk factors disclosed in our 2024 Form 10-K/A for the fiscal year ended December 31, 2024 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed.

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

10.1
Forbearance Agreement and Second Amendment to Credit Agreement, dated May 22, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 27, 2025 (File No. 001-34927))

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

Date: December 29, 2025	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 29, 2025	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Stephen Keller
Stephen Keller
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	First amendment to Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.3	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.4	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.5	Second Amendment to the Sixth Amended and Restated Trust agreement of the Trust (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

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

10.1
Forbearance Agreement and Second Amendment to Credit Agreement, dated May 22, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 27, 2025 (File No. 001-34927))

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