Form 10-Q
period 2025-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2026-01-14
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of January 9, 2026, there were 75,235,966 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2025

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
•the "2022 Term Loan" refers to the term loans provided under the the 2022 Credit Facility;
•the "LLC Agreement" refers to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021, as further amended;
•the “Management Services Agreement” or “MSA” refer to the Management Services Agreement with CGM effective May 16, 2006, as amended; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, leverage, Adjusted EBITDA, and Adjusted Earnings and ability to make quarterly distributions, and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures and (iii) our plans to maintain covenant compliance under the 2022 Credit Facility. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on December 8, 2025 as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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

EXPLANATORY NOTE
As previously reported, we were unable to timely file our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 as a result of an investigation commenced in April 2025 by the Audit Committee of the Company’s board of directors (the “Audit Committee”) into the financial, accounting, and inventory practices of our Lugano Holding Inc. ("Lugano") subsidiary (the “Lugano Investigation”), as described in the Explanatory Note in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on December 8, 2025 (the “2024 Form 10-K/A”). The Company delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Form 10-Q”) until the completion of the Lugano Investigation, the restatement of the Company’s prior financial information as set forth in the 2024 Form 10-K/A and the filing of the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 and the three and six months ended June 30, 2025.
Please refer to the 2024 Form 10-K/A and subsequent filings with the SEC for more information concerning the Lugano Investigation and its findings (see the “Explanatory Note” in the 2024 Form 10-K/A), our restatement of financial information as of December 31, 2024, 2023, and 2022 and for the fiscal years ended December 31, 2024, 2023, and 2022 as well as the interim periods in the fiscal years ended December 31, 2024, 2023, and 2022 (see Notes C and S to the consolidated financial statements of the Company included in Part II, Item 8. of the 2024 Form 10-K/A), and remediation actions taken and contemplated following the Lugano Investigation (see Part II, Item 9A of the 2024 Form 10-K/A).

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(in thousands)	(Unaudited)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$61,139	$59,659
Accounts receivable, net	224,689	207,172
Inventories, net	602,180	571,248
Prepaid expenses and other current assets	122,742	126,692
Total current assets	1,010,750	964,771
Property, plant and equipment, net	214,451	244,746
Goodwill	895,420	895,916
Intangible assets, net	915,666	983,396
Other non-current assets	210,881	208,593
Total assets	$3,247,168	$3,297,422
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$121,328	$103,239
Accrued expenses	338,391	318,476
Due to related parties (refer to Note O)	22,604	18,036
Current portion, long-term debt	1,878,852	1,774,290
Subsidiary financing arrangements	183,853	169,765
Other current liabilities	53,910	49,617
Total current liabilities	2,598,938	2,433,423
Deferred income taxes	106,804	108,091
Long-term debt	—	—
Other non-current liabilities	223,060	225,334
Total liabilities	2,928,802	2,766,848
Commitments and contingencies (refer to Note N)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 20,109 shares issued and outstanding at September 30, 2025 and 17,497 shares issued and outstanding at December 31, 2024
Series A preferred shares, no par value; 4,678 shares issued and outstanding at September 30, 2025 and 4,551 shares issued and outstanding at December 31, 2024	112,010	109,159
Series B preferred shares, no par value; 7,524 shares issued and outstanding at September 30, 2025 and and 6,192 shares issued and outstanding at December 31, 2024	177,771	147,906
Series C preferred shares, no par value; 7,907 shares issued and outstanding at September 30, 2025 and 6,754 shares issued and outstanding at December 31, 2024	188,049	161,767
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	1,288,951	1,289,010
Treasury shares, at cost	(18,910)	(18,910)
Accumulated other comprehensive loss	(2,973)	(5,337)
Accumulated deficit	(1,225,681)	(1,004,975)
Total stockholders’ equity attributable to Holdings	519,217	678,620
Noncontrolling interest	(200,851)	(148,046)
Total stockholders’ equity	318,366	530,574
Total liabilities and stockholders’ equity	$3,247,168	$3,297,422

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(in thousands, except per share data)		(As Restated)		(As Restated)
Net revenues	$472,562	$456,553	$1,405,027	$1,294,084
Cost of revenues	264,847	259,920	792,739	734,314
Gross profit	207,715	196,633	612,288	559,770
Operating expenses:
Selling, general and administrative expense	179,315	145,959	491,804	421,264
Management fees	16,213	18,633	54,111	55,314
Amortization expense	23,254	23,721	69,722	71,317
Impairment expense	—	—	31,515	8,182
Operating income (loss)	(11,067)	8,320	(34,864)	3,693
Other income (expense):
Interest expense, net	(66,721)	(31,620)	(136,668)	(86,483)
Amortization of debt issuance costs	(826)	(1,005)	(2,922)	(3,014)
Loss on debt modification	—	—	(2,827)	—
Gain (loss) on sale of Crosman (refer to Note C)	—	388	—	(24,218)
Other income (expense), net	(2,343)	(37,769)	(14,311)	(125,853)
Loss from continuing operations before income taxes	(80,957)	(61,686)	(191,592)	(235,875)
Provision for income taxes	5,763	2,772	25,659	21,475
Loss from continuing operations	(86,720)	(64,458)	(217,251)	(257,350)
Income (loss) from discontinued operations, net of income taxes	—	(1,088)	—	101
Gain (loss) on sale of discontinued operations, net of income taxes	(523)	—	2,326	3,345
Net loss	(87,243)	(65,546)	(214,925)	(253,904)
Less: Net loss from continuing operations attributable to noncontrolling interest	(13,228)	(28,922)	(59,700)	(87,480)
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	(592)	—	(1,163)
Net loss attributable to Holdings	$(74,015)	$(36,032)	$(155,225)	$(165,261)

Amounts attributable to Holdings
Loss from continuing operations	$(73,492)	$(35,536)	$(157,551)	$(169,870)
Income (loss) from discontinued operations, net of income tax	—	(496)	—	1,264
Gain (loss) on sale of discontinued operations, net of income tax	(523)	—	2,326	3,345
Net loss attributable to Holdings	$(74,015)	$(36,032)	$(155,225)	$(165,261)

Basic income (loss) per common share attributable to Holdings (refer to Note I)
Continuing operations	$(1.20)	$(0.61)	$(2.53)	$(3.22)
Discontinued operations	(0.01)	(0.01)	0.03	0.06
Basic loss per common share attributable to Holdings (refer to Note I)	$(1.21)	$(0.62)	$(2.50)	$(3.16)

Basic weighted average number of shares of common shares outstanding	75,236	75,645	75,236	75,437

Cash distributions declared per Trust common share (refer to Note I)	$—	$0.25	$0.50	$0.75

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
(in thousands)		(As Restated)		(As Restated)
Net loss	$(87,243)	$(65,546)	$(214,925)	$(253,904)
Other comprehensive income (loss)
Foreign currency translation adjustments	791	718	1,155	(1,847)
Pension benefit liability, net	276	761	1,209	(1,305)
Other comprehensive income (loss)	1,067	1,479	2,364	(3,152)
Total comprehensive loss, net of tax	$(86,176)	$(64,067)	(212,561)	(257,056)
Less: Net loss attributable to noncontrolling interests	(13,228)	(29,514)	(59,700)	(88,643)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	236	(103)	(1,126)	(209)
Total comprehensive loss attributable to Holdings, net of tax	$(73,184)	$(34,450)	$(151,735)	$(168,204)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — July 1, 2024, as restated	$97,453	$99,558	$116,710	$1,285,796	$(9,339)	$(874,205)	$(4,628)	$711,345	$(102,673)	$16,691	$625,363
Net loss	—	—	—	—	—	(36,032)	—	(36,032)	(28,922)	(592)	(65,546)
Total other comprehensive income, net	—	—	—	—	—	—	1,479	1,479	—	—	1,479
Issuance of Trust common shares	—	—	—	3,552	—	—	—	3,552	—	—	3,552
Issuance of Trust preferred shares	2,721	7,445	6,975	—	—	—	—	17,141	—	—	17,141
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,537	232	4,769
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	49	—	49
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,468)	—	(1,468)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(79)	—	(79)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,913)	—	(18,913)	—	—	(18,913)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(6,345)	—	(6,345)	—	—	(6,345)
Balance — September 30, 2024, as restated	$100,174	$107,003	$123,685	$1,289,348	$(9,339)	$(935,495)	$(3,149)	$672,227	$(128,556)	$16,331	$560,002

Balance — July 1, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,141,951)	$(4,040)	$601,880	$(191,150)	$—	$410,730
Net loss	—	—	—	—	—	(74,015)	—	(74,015)	(13,228)	—	(87,243)
Total other comprehensive income, net	—	—	—	—	—	—	1,067	1,067	—	—	1,067
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,073	—	4,073
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	270	—	270
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(781)	—	(781)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(35)	—	(35)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(9,715)	—	(9,715)	—	—	(9,715)
Balance — September 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,225,681)	$(2,973)	$519,217	$(200,851)	$—	$318,366

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Attributable to Disc. Ops.	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2024, as restated	$96,417	$96,504	$110,997	$1,281,303	$(9,339)	$(646,225)	$3	$929,660	$(89,991)	$16,756	$856,425
Net loss	—	—	—	—	—	(165,261)	—	(165,261)	(87,480)	(1,163)	(253,904)
Total other comprehensive loss, net	—	—	—	—	—	—	(3,152)	(3,152)	—	—	(3,152)
Issuance of Trust common shares	—	—	—	8,045	—	—	—	8,045	—	—	8,045
Issuance of Trust preferred shares	3,757	10,499	12,688	—	—	—	—	26,944	—	—	26,944
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	12,288	738	13,026
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	55	—	55
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(4,327)	—	(4,327)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(775)	—	(775)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674
Distributions paid - Allocation Interests (refer to Note I)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Common Shares	—	—	—	—	—	(56,577)	—	(56,577)	—	—	(56,577)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(18,491)	—	(18,491)	—	—	(18,491)
Balance — September 30, 2024, as restated	$100,174	$107,003	$123,685	$1,289,348	$(9,339)	$(935,495)	$(3,149)	$672,227	$(128,556)	$16,331	$560,002

Balance — January 1, 2025	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(1,004,975)	$(5,337)	$678,620	$(148,046)	$—	$530,574
Net loss	—	—	—	—	—	(155,225)	—	(155,225)	(59,700)	—	(214,925)
Total other comprehensive income, net	—	—	—	—	—	—	2,364	2,364	—	—	2,364
Issuance of Trust common shares	—	—	—	(59)	—	—	—	(59)	—	—	(59)
Issuance of Trust preferred shares	2,851	29,865	26,282	—	—	—	—	58,998	—	—	58,998
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	12,274	—	12,274
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	1,980	—	1,980
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(7,249)	—	(7,249)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(110)	—	(110)
Distributions paid - Trust Common Shares	—	—	—	—	—	(37,618)	—	(37,618)	—	—	(37,618)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(27,863)	—	(27,863)	—	—	(27,863)
Balance — September 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,225,681)	$(2,973)	$519,217	$(200,851)	$—	$318,366

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2025	2024
(in thousands)		(As Restated)
Cash flows from operating activities:
Net loss	$(214,925)	$(253,904)
Income from discontinued operations	—	101
Gain on sale of discontinued operations	2,326	3,345
Loss from continuing operations	(217,251)	(257,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	34,247	31,249
Amortization expense - intangibles	69,722	71,317
Amortization expense - inventory step-up	—	3,689
Amortization of debt issuance costs	2,922	3,014
Loss on debt modification	2,827	—
Impairment expense	31,515	8,182
Paid-in-kind interest	22,750	—
Loss on sale of Crosman	—	24,218
Noncontrolling stockholder stock based compensation	12,274	12,288
Provision for receivable and inventory reserves	373	(5,461)
Deferred income taxes	(1,480)	(3,234)
Other	814	(596)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,594)	(35,786)
Inventories	(30,867)	(40,458)
Other current and non-current assets	4,962	3,724
Accounts payable and accrued expenses	34,952	40,861
Cash used in operating activities - continuing operations	(53,834)	(144,343)
Cash provided by operating activities - discontinued operations	—	9,363
Cash used in operating activities	(53,834)	(134,980)
Cash flows from investing activities:
Acquisitions, net of cash acquired	495	(380,049)
Purchases of property and equipment	(34,176)	(33,843)
Proceeds from sale of businesses	2,326	65,216
Other investing activities	(1,729)	(2,763)
Cash used in investing activities - continuing operations	(33,084)	(351,439)
Cash used in investing activities - discontinued operations	—	(812)
Cash used in investing activities	(33,084)	(352,251)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2025	2024
(in thousands)		(As Restated)
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	(59)	8,045
Proceeds and expenses from issuance of Trust preferred shares, net	58,998	26,944
Borrowings - revolving credit facility	98,000	349,000
Repayments - revolving credit facility	(202,000)	(239,000)
Borrowings - term loan	200,000	—
Principal payments - term loan	(15,000)	(7,500)
Subsidiary financing arrangements - borrowings	26,982	119,062
Subsidiary financing arrangements - repayments	(8,360)	(61,692)
Distributions paid - common shares	(37,618)	(56,577)
Distributions paid - preferred shares	(27,863)	(18,491)
Distributions paid - allocation interests	—	(48,941)
Net proceeds provided by noncontrolling shareholders	1,980	55
Net proceeds provided by noncontrolling shareholders - acquisitions	—	41,674
Purchase of noncontrolling interest	(7,249)	(4,327)
Debt issuance costs	(1,722)	—
Other	(34)	—
Net cash provided by financing activities	86,055	108,252
Foreign currency impact on cash	2,343	449
Net (decrease) increase in cash and cash equivalents	1,480	(378,530)
Cash and cash equivalents — beginning of period (1)	59,659	450,409
Cash and cash equivalents — end of period (2)	$61,139	$71,879

Supplemental Cash Flow Disclosure:
Non-cash financing activities (3)	$4,534	$3,590
(1) Includes cash from discontinued operations of $3.8 million at January 1, 2024.
(2) Includes cash from discontinued operations of $6.9 million at September 30, 2024.
(3) Represents the non-cash settlement of subsidiary financing arrangements.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2025

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

The LLC is a controlling owner of nine businesses, or operating segments, at September 30, 2025. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holding, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note P - "Operating Segment Data" for further discussion of the operating segments. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2025 and September 30, 2024 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2024 Form 10-K/A.
Going Concern
In its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025, filed with the Securities and Exchange Commission (the "SEC") on December 18, 2025 and December 29, 2025, respectively, and its 2024 Annual Report on Form 10-K/A filed with the SEC on December 8, 2025, the Company disclosed that it was not in compliance with certain financial and other covenants under its 2022 Credit Facility, and that its forbearance agreement providing relief for such events of noncompliance was scheduled to expire on December 19, 2025. On December 19, 2025, the Company entered into the Fifth Amendment to its 2022 Credit Facility, which waived all existing events of default and reset certain financial covenants under the 2022 Credit Facility. Accordingly, as of the date of filing this Form 10-Q, the Company is in compliance with the non-financial covenants under its 2022 Credit Facility, as amended.
The 2022 Credit Facility provides that the financial covenants thereunder will not be tested again until the Company’s prepares and files its consolidated financial statements for the fiscal year ended December 31, 2025, which the Company expects to occur on or before March 31, 2026. In evaluating the Company’s ability to continue as a going concern under Accounting Standard Codification Topic (ASC) 205, Presentation of Financial Statements - Going Concern (ASC 205-40) (which requires consideration of conditions and events within one year after the date these consolidated financial statements are issued), management considered, among other matters, the Company’s recent covenant noncompliance, the timing of the next financial-covenant test, and the Company’s projected operating results and leverage for the evaluation period. These projections are subject to significant uncertainty and are sensitive to, among other factors, operating performance, working capital requirements, and the Company’s ability to achieve planned initiatives. Additionally, even if the Company is in compliance with the reset financial covenants under the Fifth Amendment, pursuant to a letter agreement entered into in connection with the Fifth Amendment, if the Company does not maintain a Consolidated Total Leverage Ratio (as defined in the Credit Facility) of less than 4.50:1.00 as of specified quarter-end dates beginning with the fiscal quarter ending June 30, 2026, the Company will be required to pay milestone fees to the administrative agent for the ratable benefit of the lenders in amounts that increase over time, subject to certain conditions.
If the Company were unable to comply with the amended financial covenants when next tested and is otherwise unable to obtain amendments, waivers, or other relief, the lenders under the 2022 Credit Facility, could exercise available remedies, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent. If borrowings under the 2022 Credit Facility were accelerated and the acceleration were not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 5.250% Senior Notes due 2029 (the “2029 Notes” or “2029 Senior Notes”) and 5.000% Senior Notes due 2032 (the “2032 Notes” or “2032 Senior Notes”) would have the right to declare the notes due and payable in accordance with the applicable indentures.
Although the Fifth Amendment provides relief from existing events of default, it does not eliminate the risk that the Company may be unable to comply with the amended covenants when they are next tested. Any additional amendments, waivers or other relief that may be required are not solely within the Company’s control and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt under ASC 205-40. Accordingly, management has concluded, applying the going-concern guidance under U.S. GAAP, that these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.
The Company is pursuing various operational and financial initiatives intended to strengthen liquidity and reduce leverage, which may include potential subsidiary divestitures, working capital and cost reduction actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been assumed in the Company’s going concern evaluation and may not be achieved on the timetable necessary to alleviate the substantial doubt described above.
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
Previously reported information as of September 30, 2024 and for the three and nine months ended September 30, 2024 in this Form 10-Q have been updated to reflect the restatement.

Discontinued Operations
The Company completed the sale of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”) during the fourth quarter of 2024. The results of operations of Ergobaby are reported as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Refer to Note C - "Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company's continuing operations.
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
Unaudited proforma information
The following unaudited proforma data for the nine months ended September 30, 2024 gives effect to the acquisition of The Honey Pot Co., as described above, and the disposition of Ergo, as if these transactions had been completed as of January 1, 2024. The proforma data gives effect to historical operating results with adjustments to interest expense, amortization expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

Nine months ended
September 30, 2024
(in thousands, except per share data)	(As Restated)
Net sales	$1,304,755
Gross profit	$566,104
Operating loss	$4,002
Net loss from continuing operations	$(257,522)
Net loss from continuing operations attributable to Holdings	$(170,263)
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(3.23)
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
Summarized results of operations of Ergobaby for the three and nine months ended September 30, 2024 are as follows (in thousands):

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Net sales	$21,755	$71,530
Gross profit	13,825	46,176
Operating income	(935)	629
Income from operations before income taxes (1)	(952)	617
Provision (benefit) for income taxes	136	516
Income from discontinued operations (1)	$(1,088)	$101
(1) The results of operations for the three and nine months ended September 30, 2024, excludes $2.1 million and $6.4 million of intercompany interest expense, respectively.
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
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2025 and 2024 (in thousands):

Three months ended September 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$109,042	$12,800	$8,012	$4,375	$9,011	$143,240
BOA (1)	10,539	14	21,832	11,458	98	43,941
Lugano	16,184	—	1,166	—	—	17,350
PrimaLoft	307	—	678	12,046	263	13,294
The Honey Pot Co.	34,708	—	—	—	19	34,727
Velocity Outdoor	28,625	—	10	14	391	29,040
Altor	75,827	3,997	—	—	—	79,824
Arnold	23,833	—	10,755	2,110	988	37,686
Sterno	70,342	—	1,212	1	1,905	73,460
	$369,407	$16,811	$43,665	$30,004	$12,675	$472,562

Three months ended September 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
						(As restated)
5.11	$104,696	$11,515	$5,517	$4,617	$12,873	$139,218
BOA (1)	11,898	14	18,307	15,329	59	45,607
Lugano (as restated)	13,548	—	196	18	507	14,269
PrimaLoft	182	—	677	12,733	94	13,686
The Honey Pot	31,532	—	—	—	13	31,545
Velocity Outdoor	28,413	2	(98)	11	481	28,809
Altor	45,344	6,785	—	—	—	52,129
Arnold	31,772	99	10,841	2,714	677	46,103
Sterno	80,611	290	2,288	55	1,943	85,187
Total (As Restated)	$347,996	$18,705	$37,728	$35,477	$16,647	$456,553

Nine months ended September 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$318,684	$23,353	$24,009	$12,946	$25,060	$404,052
BOA (1)	37,497	30	70,230	33,138	292	141,187
Lugano	63,955	—	2,830	95	4,086	70,966
PrimaLoft	919	—	2,437	57,640	798	61,794
The Honey Pot Co.	103,673	—	—	—	43	103,716
Velocity Outdoor	56,496	—	69	32	857	57,454
Altor	224,635	14,751	—	—	—	239,386
Arnold	71,610	71	30,896	4,971	2,578	110,126
Sterno	207,572	—	2,821	1	5,952	216,346
	$1,085,041	$38,205	$133,292	$108,823	$39,666	$1,405,027

Nine months ended September 30, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
						(As restated)
5.11	$298,348	$26,676	$22,079	$12,860	$27,430	$387,393
BOA (1)	37,764	36	58,323	46,275	272	142,670
Lugano (as restated)	34,732	158	245	510	1,442	37,087
PrimaLoft	445	—	3,225	57,506	342	61,518
The Honey Pot Co.	75,788	—	—	—	104	75,892
Velocity Outdoor	71,487	463	944	321	4,204	77,419
Altor	137,538	20,208	—	—	—	157,746
Arnold	89,684	341	32,106	5,980	2,434	130,545
Sterno	214,322	290	3,351	56	5,795	223,814
Total (as restated)	$960,108	$48,172	$120,273	$123,508	$42,023	$1,294,084
(1)For BOA, revenue reflects the location of the Brand Partners of the business.
Note E — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Machinery and equipment	$283,274	$269,367
Furniture, fixtures and other	69,628	72,721
Leasehold improvements	98,982	120,046
Buildings and land	11,640	11,375
Construction in process	28,248	24,807
	491,772	498,316
Less: accumulated depreciation	(277,321)	(253,570)
Total	$214,451	$244,746
Depreciation expense was $10.9 million and $34.2 million for the three and nine months ended September 30, 2025, respectively and $10.2 million and $31.2 million for the three and nine months ended September 30, 2024, respectively.

Inventory
Inventory is comprised of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
		(As Restated)
Raw materials	$86,392	$80,145
Work-in-process	23,513	19,672
Finished goods	533,516	515,242
Less: obsolescence reserve	(41,241)	(43,811)
Total	$602,180	$571,248
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
2025 Annual Impairment Testing
For the Company's annual impairment testing at March 31, 2025, the Company performed a qualitative assessment of our reporting units with goodwill balances. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of the reporting units tested except PrimaLoft exceeded their carrying value. Based on the Company's analysis, the Company determined that the PrimaLoft operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. The Company performed a quantitative test of PrimaLoft using an income approach and a market approach to determine the fair value of the PrimaLoft reporting unit. The discount rate used in the income approach was 11.3%. The results of the testing indicated that the fair value of PrimaLoft exceeded the carrying value by 12.1%.
2024 Annual Impairment Testing
For the Company's annual impairment testing at March 31, 2024, the Company performed a qualitative assessment of our reporting units. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except Velocity exceeded their carrying value. Based on the Company's analysis, the Company determined that the Velocity operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. The Company performed a quantitative test of Velocity and the results of the testing indicated that the fair value of Velocity did not exceed the carrying value, resulting in goodwill impairment expense of $8.2 million as of March 31, 2024.

The following is a summary of the net carrying amount of goodwill at September 30, 2025 and December 31, 2024, is as follows (in thousands):

	September 30, 2025	December 31, 2024
		(As Restated)
Goodwill - gross carrying amount	$1,311,317	$1,311,813
Accumulated impairment losses (1)	(415,897)	(415,897)
Goodwill - net carrying amount	$895,420	$895,916
(1) Comprised of accumulated goodwill impairment expense of $260.6 million at Lugano (as restated), $72.7 million at Velocity, $24.9 million at Arnold and $57.8 million at PrimaLoft.
The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2025 by operating segment (in thousands):

	Balance at January 1, 2025	Acquisitions/Measurement Period Adjustments	Balance at September 30, 2025
	(As Restated)
5.11	$92,966	$—	$92,966
BOA	254,153	—	254,153
Lugano (as restated)	—	—	—
PrimaLoft	232,536	—	232,536
The Honey Pot Co.	107,039	—	107,039
Velocity Outdoor	—	—	—
Altor	114,619	(496)	114,123
Arnold	39,267	—	39,267
Sterno	55,336	—	55,336
Total	$895,916	$(496)	$895,420
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

Other intangible assets are comprised of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
				(As Restated)	(As Restated)	(As Restated)
Customer relationships	$771,445	$(349,744)	$421,701	$772,361	$(311,357)	$461,004
Technology and patents	200,530	(89,205)	111,325	198,865	(78,175)	120,690
Trade names, subject to amortization	454,434	(103,225)	351,209	453,792	(83,706)	370,086
Non-compete agreements	1,588	(1,467)	121	1,588	(1,282)	306
Other contractual intangible assets	210	(210)	—	210	(210)	—
Total	1,428,207	(543,851)	884,356	1,426,816	(474,730)	952,086
Trade names, not subject to amortization	30,810	—	30,810	30,810	—	30,810
In-process research and development (1)	500	—	500	500	—	500
Total intangibles, net	$1,459,517	$(543,851)	$915,666	$1,458,126	$(474,730)	$983,396
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $23.3 million and $69.7 million for the three and nine months ended September 30, 2025, respectively and $23.7 million and $71.3 million for the three and nine months ended September 30, 2024, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2025 and the next four years, is as follows (in thousands):

2025	2026	2027	2028	2029

$23,213	$90,662	$81,872	$79,770	$79,649
Interim long-lived asset impairment testing
Lugano - As a result of the preliminary findings of the Lugano Investigation, the Company determined that a triggering event had occurred in the second quarter of 2025 and tested the long-lived assets of Lugano for impairment. The long-lived assets at Lugano are comprised of a tradename intangible asset, property, plant and equipment and right-of-use lease assets. The long-lived assets were assessed as definite lived assets to be held and used as of the impairment testing in the second quarter. The assessment of the recoverability of the carrying value of the Lugano assets resulted in an impairment loss of $29.5 million related to property, plant and equipment and $1.9 million related to right-of-use assets as of June 30, 2025. The impairment of the property, plant and equipment reflects the amount by which the carrying value of these assets exceed their estimated fair value, with fair value determined primarily through a market comparison method. The right-of-use asset related to a retail salon in Toronto, Canada. At the time of the triggering event, the Toronto retail salon had not yet opened and the Company's assessment determined that given the findings of the Lugano Investigation, it was unlikely that the Toronto salon would open in the near term. The impairment test for right-of-use assets involves comparing the right-of-use asset's carrying value to the undiscounted cash flows expected from its future use. Given the expectation that the Toronto retail salon would not open, no cash flows were expected from its future use and an impairment loss was recognized for the entire balance of the right-of-use asset associated with the Toronto salon lease.
Note G — Warranties
The Company’s BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2025 and the year ended December 31, 2024 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2025	Year ended December 31, 2024

Beginning balance	$1,121	$1,258
Provision for warranties issued during the period	1,811	2,332
Fulfillment of warranty obligations	(1,120)	(2,469)
Ending balance	$1,812	$1,121
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
The LLC may borrow, prepay and reborrow principal under the 2022 Revolving Credit Facility from time to time during its term. Advances under the 2022 Revolving Credit Facility can be either term Secured Overnight Financing Rate ("SOFR") loans or base rate loans. Term SOFR revolving loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the applicable SOFR as administered by the Federal Reserve Bank of New York (or a successor administrator), as adjusted, plus a margin initially ranging from 1.50% to 2.50%, as further amended as described below, based on the ratio of consolidated net indebtedness to adjusted consolidated earnings before interest expense, tax expense, and depreciation and amortization expenses for such period (the “Consolidated Total Leverage Ratio”). Base rate revolving loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the highest of (i) Federal Funds rate plus 0.50%, (ii) the “prime rate”, and (iii) the applicable SOFR plus 1.0% (the “Base Rate”), plus a margin initially ranging from 0.50% to 1.50%, as further amended as described below based on the Company's Consolidated Total Leverage Ratio.
Advances under the 2022 Term Loan can be either term SOFR loans or base rate loans. The 2022 Term Loan was advanced in full on the closing date for the 2022 Credit Facility as a Term SOFR loan with an interest period of one month. On the last day of an interest period, Term SOFR loans may be converted to Term SOFR loans of a different interest period or to Base Rate loans. Term SOFR term loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum based on the Term SOFR for such interest period plus a margin initially ranging from 1.50% to 2.50%, as further amended as described below, based on the Consolidated Total Leverage Ratio. Base rate term loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus a margin initially ranging from 0.50% to 1.50%, as further amended as described below, based on the Consolidated Total Leverage Ratio.
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
In addition to the forbearance of the lenders described above, the First Forbearance Agreement also amended the Credit Agreement to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the LLC’s subsidiaries to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the LLC into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the LLC; (vi) prohibit certain acquisitions and dispositions; (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the LLC to the Administrative Agent, for the account of the Lenders, which payments would be applied to the outstanding revolving loans owing by the LLC; and (vii) terminate the commitment of the Lenders to advance Incremental Delayed Draw Term Loans.
On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above.
Second Forbearance Agreement and Third Amendment of Credit Agreement
On July 25, 2025, the LLC entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (the “Third Amendment”). The Third Amendment was by and among the LLC, the lenders party thereto, and the Administrative Agent.
The Third Amendment provided that the Administrative Agent and the Lenders would refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on October 24, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Third Amendment; (d) a declaration by the trustee or any holders of the LLC’s 2029 Senior Unsecured Notes of any default or event of default under the Indenture dated as of March 23, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration; and (e) the declaration by the trustee or any holder of the 2032 Senior Unsecured Notes of any default or event of default under the Indenture dated as of November 27, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration (the period from July 25, 2025 through the earliest of events (a) through (e) above, the “Second Forbearance Period”).
During the Second Forbearance Period, the Lenders under the Credit Agreement would not honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions would not cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. Lenders representing at least 50% of the total credit exposure of all Lenders under the Credit Agreement may in their discretion approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. During the Second Forbearance Period, the LLC was permitted to make Restricted Payments (as defined in the Credit Agreement), including any dividend or other distribution with respect to equity interests, if, after giving effect to any indebtedness incurred in connection with such payment (a) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control account, plus (b) unused borrowing availability, is not less than $10 million; provided, however, that the forgoing was not the exclusive method by which the LLC may make Restricted Payments.
In addition to the forbearance of the Lenders described above, the Third Amendment also amended the Credit Agreement to (i) limit the management fees that were able to be paid by the LLC to CGM to no more than $5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. The Third Amendment contained customary representations and warranties.
Net availability under the 2022 Revolving Credit Facility after giving effect to the Third Amendment and during the Second Forbearance Period was approximately $30.0 million at September 30, 2025. Letters of credit outstanding at September 30, 2025 totaled approximately $4.0 million.
Senior Notes
2032 Senior Notes
On November 17, 2021, the Company consummated the issuance and sale of $300 million aggregate principal amount of our 5.000% Senior Notes due 2032 (the “2032 Notes” or "2032 Senior Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933 (the "Securities Act"), and to non-U.S. persons under Regulation S under the Securities Act. The 2032 Notes were issued pursuant to an indenture, dated as of November 17, 2021 (the “2032 Notes Indenture”), between the Company and U.S. Bank National Association, as trustee (the “2032 Notes Trustee”). The 2032 Notes bear interest at the rate of 5.000% per annum and will mature on January 15, 2032. Interest on the 2032 Notes is payable in cash on January 15 and July 15 of each year, beginning on July 15, 2022.
The proceeds from the sale of the 2032 Notes were used to repay a portion of our debt outstanding under the 2021 Revolving Credit Facility.
2029 Senior Notes
On March 23, 2021, the Company consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes" and, together with the 2032 Notes or 2032 Senior Notes, the “Notes” or “Senior Notes”) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture” and, together with the 2032 Notes Indenture, the “Indentures”), between the LLC and U.S. Bank National Association, as trustee (the "2029 Notes Trustee" and, together with the 2032 Notes Trustee, the “Trustee”). The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes was October 15, 2021. The 2029 Notes are general unsecured obligations of the LLC and are not guaranteed by our subsidiaries.
Indenture Forbearance Agreement
In connection with the Lugano matters, the LLC has maintained regular communication with holders of the LLC’s Notes concerning the existence of the potential for default under the terms of the Indentures in respect of the Lugano matters. To provide the Company with adequate time to complete the restatement of its 2022, 2023, and 2024 financial statements and to file its quarterly reports for the first and second quarters of 2025, on August 29, 2025, the LLC entered into a Forbearance Agreement (the “Indenture Forbearance Agreement”) with certain holders of the Notes (collectively, the “Supporting Holders”) and, for certain limited purposes described therein, the Trustee, pursuant to which, during the Indenture Forbearance Period (as defined below), the Supporting Holders agreed to forbear, and to direct the Trustee to forbear, from exercising rights and remedies available to them with respect to (i) actual or potential defaults or events of default under the Indentures resulting from any breach of the Indentures’ requirement to provide certain financial statements within specified time periods, and (ii) any other default or event of default mutually agreed upon between the Supporting Holders and the LLC in writing and delivered to the Trustee (events (i) and (ii), collectively, the “Specified Defaults”) until the earliest of: (a) the occurrence or existence of any event of default under the Indentures, other than the Specified Defaults, that was not cured or waived within any applicable grace or cure period under the Indentures; (b) the failure of the LLC to timely comply with any term, condition, or covenant of the Indenture Forbearance Agreement; (c) the termination of the forbearance period provided under the Second Forbearance Agreement with respect to the Credit Agreement, such forbearance period having not been extended or replaced by another forbearance or similar agreement among the parties thereto within three (3) business days of such termination; (d) the cure of any Specified Default related to any breach of the requirement to provide certain financial information within specified time periods pursuant to Section 4.03 of the Indentures; (e) the LLC’s failure to cause the execution and the delivery of supplemental indentures in respect of each series of Notes substantially in the form provided in the Indenture Forbearance Agreement providing for the payment to the holders of the Notes of the fees specified in the Indenture Forbearance Agreement (or another form reasonably acceptable to the Supporting Holders providing for the payment of the same fees) (the “Supplemental Indentures”), or alternatively the LLC failed to make certain cash fee payment within fifteen business days of August 29, 2025, and (f) 11:59 p.m. ET on October 24, 2025 (the period from August 29, 2025 through the earliest of events (a) through (f) above, the “Indenture Forbearance Period”).
During the Indenture Forbearance Period, the Supporting Holders also agreed (1) in the event that the Trustee or any holder or group of holders of the Notes declared the 2029 Notes and/or the 2032 Notes to be due and payable immediately solely as a result of any Specified Default (an “Acceleration”), the Supporting Holders would (a) deliver written notice and direction to the Trustee to rescind and not seek any remedy under the Indenture in connection with such Acceleration in accordance with the terms of the Indentures and (b) take all other action in the Supporting Holders’ power to cause such Acceleration to be rescinded and cancelled, to the extent permitted by the Indentures, and (2) not to transfer any right, title or interest in their respective Notes, unless (x) such transferee was a party to the Indenture Forbearance Agreement or (y) the transferee executed a joinder agreeing to be bound by the terms of the Indenture Forbearance Agreement if such transferee was not already a party to the Indenture Forbearance Agreement.
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
The Supplemental Indentures: (a) amended and restated Section 2.01(a) of each of the Indentures to (i) require all Notes to be in minimum denominations of $1.00 and integral multiples of $1.00 in excess thereof and (ii) authorize the payment of the PIK Payments (defined below), payable in kind as an increase in the principal amount of the Global Notes (as defined in the Indentures) held by Cede & Co., as nominee for the Depositary (as defined in the Indentures); and (b) added a new Section 4.19 to each of the Indentures (i) requiring the LLC to make (A) a special one-time payment in kind (the “Fixed PIK Payment”) on September 17, 2025 (the “Fixed PIK Payment Date”) in an amount equal to $17.50 per $1,000 of the principal amount of the Notes outstanding to the holders of such Notes as of September 16, 2025; and (B) an additional interest payment on the Notes (the “Interest PIK Payment” and, together with the Fixed PIK Payment, the “PIK Payments”) at a rate of 5.00% per annum for each day during the period beginning on, and including, August 1, 2025 and ending on the earlier of (X) October 24, 2025 and (Y) the date of delivery to the Trustee of restated audited annual financials for fiscal years 2022, 2023, and 2024 and unaudited financials for the first quarter of fiscal year 2025.
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

Lugano Financing Arrangements
Lugano entered into various financing arrangements with third parties that were not recorded in the financial statements of Lugano as debt. Pursuant to some of these agreements, the third-party investors agreed to provide a specific amount of cash to purportedly jointly invest with Lugano in a specified jewel or piece of jewelry. The arrangements provided that Lugano would be responsible for purchasing, holding and insuring the jewelry until Lugano found a buyer or the third-party investor otherwise requested a return of their cash contribution. According to the terms of the arrangement, the third-party investors made an upfront payment to Lugano in exchange for the right to receive a return of their initial investment plus either (i) a portion of the profit when the jewelry was sold to a buyer, or (ii) interest on their invested cash if the third-party requested to liquidate their investment prior to the sale of the specified jewelry to a buyer. Lugano also entered into financing arrangements that were not specific to the acquisition of a specified jewel or piece of jewelry. These other financing arrangements involved the receipt of cash by Lugano from third parties and repayment of cash to those third parties, specifically cash receipts that were recorded as payment of accounts receivable balances or customer deposits and cash payments that were recorded as inventory purchases or purchase deposits.
In connection with the Lugano Investigation, the Company determined that the inventory and sales transactions recorded in connection with these financing agreements were invalid because they were inconsistent with the underlying substance of the agreements. These financing arrangements represent debt and the financing arrangements and related interest expense have been recorded in the restated consolidated financial statements. Interest expense was determined based on documentation related to the underlying arrangement or, when no documentation existed related to the financing arrangement, imputed based on various factors associated with the arrangement. Certain financing arrangements that were entered into during 2024 and the first four months of 2025 contained unique interest terms reflecting a guaranteed return on the arrangements that have resulted in a calculation of interest expense at a higher rate than the historical effective interest rate on the Lugano financing arrangements. The Lugano financing arrangements have been classified as current in the accompanying consolidated balance sheets for the periods ended September 30, 2025 and December 31, 2024.
The following table provides the Lugano financing arrangements and effective interest rates at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
				(As Restated)
	Effective Interest Rate		Amount	Effective Interest Rate		Amount
Lugano financing arrangements	15.17%	%	$183,853	11.43%	%	$169,765
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

As a result of the restatement of financial information as of December 31, 2024, 2023, and 2022 and for the fiscal years ended December 31, 2024, 2023, and 2022 as well as the interim periods in the fiscal years ended December 31, 2024, 2023, and 2022, the Company was not in compliance with the financial covenants in the 2022 Credit Facility as of the year ended December 31, 2024, and had not received forbearance or other relief from its lenders as of that date. The Company entered into the First Forbearance Agreement on May 22, 2025, which waived an event of default related to the Company's failure to comply with the financial covenants in the 2022 Credit Facility as of June 30, 2025. The Company entered into the Second Forbearance Agreement on July 25, 2025, which waived an event of default related to the Company's failure to comply with the financial covenants in the 2022 Credit Facility as of September 30, 2025. However, the Company would have been in violation of the financial covenants in the 2022 Credit Facility without the relief granted by the First Forbearance Agreement and the Third Amendment. Accordingly, the Company has classified outstanding borrowings under the 2022 Term Loan and 2022 Revolving Credit facility as current at September 30, 2025 and December 31, 2024 in the Consolidated Financial Statements. Furthermore, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights, the 2029 Notes and 2032 Notes have also been classified as current at September 30, 2025 and December 31, 2024 in the Condensed Consolidated Financial Statements.
The following table provides the Company’s outstanding long-term debt and effective interest rates at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Effective Interest Rate		Amount	Effective Interest Rate		Amount
2029 Senior Notes	8.76%	%	$1,017,500	5.25%	%	$1,000,000
2032 Senior Notes	8.48%	%	305,250	5.00%	%	300,000
2022 Term Loan	6.88%	%	560,000	7.60%	%	375,000
2022 Revolving Credit Facility	8.30%	%	6,000	7.62%	%	110,000
Less: Unamortized debt issuance costs			(9,898)			(10,710)
Total debt			$1,878,852			$1,774,290
Less: Current Portion, term loan facilities			(1,878,852)			(1,774,290)
Long-term debt			$—			$—
The following table reflects the annual maturities of the Company's debt obligations, including the Lugano financing arrangements which are classified as current in the accompanying condensed consolidated balance sheet. As noted above, the Company was operating under a forbearance agreement from its Lenders as of September 30, 2025 and as a result, the 2022 Revolving Credit Facility, the 2022 Term Loan and the 2029 and 2032 Senior Notes have been classified as current in the accompanying Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024. Annual maturities of the Company's debt obligations are as follows (in thousands):

Remainder of 2025 (1)	$191,353
2026	37,500
2027	521,000
2028	—
2029	1,017,500
2030 and thereafter	305,250
$2,072,603
(1) Debt obligations in 2025 include $183.9 million in Lugano financing arrangements.
The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

				Fair Value Hierarchy Level	September 30, 2025
	Maturity Date	Rate			Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	%	2	$305,250	$273,200
2029 Senior Notes	April 15, 2029	5.250%	%	2	$1,017,500	$942,460
Debt Issuance Costs
Deferred debt issuance costs represent the costs associated with the issuance of the Company's financing arrangements. Since the LLC can borrow, repay and reborrow principal under the 2022 Revolving Credit Facility, the debt issuance costs associated with the 2022 Revolving Credit Facility have been classified as other non-current assets in the accompanying condensed consolidated balance sheet. The debt issuance costs associated with the 2022 Term Loan and First Amendment and Senior Notes are classified as a reduction of long-term debt in the accompanying condensed consolidated balance sheets. The Company recorded $1.2 million in deferred debt issuance costs related to the First Amendment of the 2022 Credit Facility in the six months ended September 30, 2025. During the second quarter of 2025, the Company entered into the First Forbearance Agreement, which amended the 2022 Credit Facility to reduce the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company wrote-off a portion of the deferred financing costs associated with the 2022 Revolving Credit Facility and recognized $2.8 million in loss on debt modification in the second quarter of 2025.
The following table summarizes debt issuance costs at September 30, 2025 and December 31, 2024, and the balance sheet classification in each of the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Deferred debt issuance costs	$31,422	$32,526
Accumulated amortization	(20,719)	(17,797)
Deferred debt issuance costs, net	$10,703	$14,729

Balance sheet classification:
Other noncurrent assets	$805	$4,019
Long-term debt	9,898	10,710
	$10,703	$14,729

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
During the three and nine months ended September 30, 2025, there were no sales of Trust common shares under the Amended Common Sales Agreement.
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
The Company did not incur any costs related to the ATM program in the three months ended September 30, 2025, and incurred approximately $59.0 thousand in total costs related to the ATM program during the nine months ended September 30, 2025. The Company incurred approximately $0.2 million and $0.4 million in total costs related to the ATM programs during the three and nine months ended September 30, 2024, respectively.
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
The following table reflects the activity in the preferred share ATM program during the nine months ended September 30, 2025 and the three and nine September 30, 2024 (in thousands, except share data):

	Nine Months Ended September 30, 2025
	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	127,078	$2,854	$58
Series B Preferred Shares	1,331,522	29,869	611
Series C Preferred Shares	1,152,584	26,285	537
Total	2,611,184	$59,008	$1,206

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Number of Shares Sold	Net Proceeds	Commissions Paid	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	113,707	$2,736	$56	159,065	$3,838	$78
Series B Preferred Shares	309,316	7,450	162	437,383	10,570	226
Series C Preferred Shares	290,792	6,989	143	528,696	12,770	260
Total	713,815	$17,175	$361	1,125,144	$27,178	$564
The Company incurred less than $0.1 million in total costs related to the preferred share ATM program during the nine months ended September 30, 2025, and approximately $0.1 million and $0.2 million in total costs related to the preferred share ATM program during the three and nine months ended September 30, 2024, respectively.
As a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling Trust preferred shares under the Amended Preferred Sales Agreement.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 7.875% Series C Preferred Shares (the "Series C Preferred Shares") with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at September 30, 2025, $2.6 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the Company to repurchase the Series C Preferred Shares absent certain fundamental changes of the Company and there is no maturity date.

Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 7.875% Series B Preferred Shares (the "Series B Preferred Shares") with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Company's board of directors on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the applicable successor to three-month LIBOR (as determined by a calculation agent) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At September 30, 2025, $2.5 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the Company to repurchase the Series B Preferred Shares absent certain fundamental changes of the Company and there is no maturity date.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net loss from continuing operations attributable to Holdings	$(73,492)	$(35,536)	$(157,551)	$(169,870)
Less: Distributions paid - Allocation Interests	—	—	—	48,941
Less: Distributions paid - Preferred Shares	9,715	6,345	27,863	18,491
Less: Accrued distributions - Preferred Shares	5,148	3,191	5,148	3,191
Net loss from continuing operations attributable to common shares of Holdings	$(88,355)	$(45,072)	$(190,562)	$(240,493)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 reflects the incremental increase during the period in the profit allocation distribution to Holders related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
		(As Restated)		(As Restated)
Net loss from continuing operations attributable to common shares of Holdings	$(88,355)	$(45,072)	$(190,562)	$(240,493)
Less: Effect of contribution based profit - Holding Event	1,902	1,213	—	2,641
Net loss from continuing operations attributable to common shares of Holdings	$(90,257)	$(46,285)	$(190,562)	$(243,134)

Income from discontinued operations attributable to Holdings	$(523)	$(496)	$2,326	$4,609
Less: Effect of contribution based profit - Holding Event	—	—	—	—
Income from discontinued operations attributable to common shares of Holdings	$(523)	$(496)	$2,326	$4,609

Basic and diluted weighted average common shares outstanding	75,236	75,645	75,236	75,437

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(1.20)	$(0.61)	$(2.53)	$(3.22)
Discontinued operations	(0.01)	(0.01)	0.03	0.06
	$(1.21)	$(0.62)	$(2.50)	$(3.16)

Distributions
On May 27, 2025, the Company announced that it suspended the quarterly cash distribution historically paid to common shareholders. No common distributions were paid subsequent to April 24, 2025. The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2025 - March 31, 2025	$0.25	$18,809	April 17, 2025	April 24, 2025
October 1, 2024 - December 31, 2024	$0.25	$18,809	January 16, 2025	January 23, 2025
July 1, 2024 - September 30, 2024	$0.25	$18,913	October 17, 2024	October 24, 2024
April 1, 2024 - June 30, 2024	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024

Series A Preferred Shares:
July 30, 2025 - October 29, 2025 (1)	$0.453125	$2,120	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.453125	$2,120	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.453125	$2,120	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.453125	$2,062	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.453125	$1,930	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024

Series B Preferred Shares:
July 30, 2025 - October 29, 2025 (1)	$0.4921875	$3,703	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,703	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,703	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,048	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,347	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024

Series C Preferred Shares:
July 30, 2025 - October 29, 2025 (1)	$0.4921875	$3,892	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,892	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,892	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,324	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,690	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
(1) This distribution was declared on October 2, 2025.

Note J — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2025 and December 31, 2024:

	% Ownership (1) September 30, 2025		% Ownership (1) December 31, 2024
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.9	87.3	97.6	86.9
BOA	91.6	82.8	91.7	83.0
Lugano	59.9	55.1	59.9	55.0
PrimaLoft	90.7	84.7	90.7	84.7
The Honey Pot Co.	85.0	77.1	84.8	77.2
Velocity Outdoor	99.4	93.2	99.4	93.3
Altor	99.3	90.3	99.3	90.2
Arnold	98.0	82.9	98.0	85.8
Sterno	98.5	92.2	98.5	91.6
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
	September 30, 2025	December 31, 2024
(in thousands)		(As Restated)
5.11	$13,991	$15,104
BOA	21,253	15,103
Lugano	(328,443)	(268,595)
PrimaLoft	33,448	32,133
The Honey Pot Co.	42,705	41,869
Velocity Outdoor	6,917	6,824
Altor	7,013	6,283
Arnold	1,534	1,667
Sterno	631	1,466
Allocation Interests	100	100
	$(200,851)	$(148,046)

Note K — Fair Value Measurement
There were no assets or liabilities measured on a recurring basis as of September 30, 2025 or December 31, 2024. The Company had no assets or liabilities Level 3 fair value measurements during the three months ended September 30, 2025 or during the year ended December 31, 2024.
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the Company’s 2024 Form 10-K/A for the year ended December 31, 2024.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2025 and December 31, 2024. Refer to "Note F - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below.

					Expense
	Fair Value Measurements at September 30, 2025				Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2025
Property, plant and equipment - Lugano	$3,029	—	—	$3,029	$29,631
Right-of-use asset - Lugano	$36,837	—	—	$36,837	$1,884

					Expense
	Fair Value Measurements at December 31, 2024				Year ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	December 31, 2024
Goodwill - Velocity	$—	—	—	$—	$8,182
Note L — Income taxes
The Company estimates its annual effective tax rate each fiscal quarter and applies that estimated rate to its interim pre-tax earnings. In this regard, the Company reflects the full year’s estimated tax impact of certain unusual or infrequently occurring items and the effects of changes in tax laws or rates in the interim period in which they occur. The Company's parent, the Trust, is subject to entity-level U.S. federal, state and local corporate income taxes on the Company's earnings that flow through to the Trust. In the quarter ended September 30, 2025, the LLC entered into a Forbearance Agreement (the “Indenture Forbearance Agreement”) with certain holders of the Senior Notes (collectively, the “Supporting Holders”). As consideration for entering into Indenture Forbearance Agreement, the LLC agreed to pay to each holder of Notes such holder’s pro rata share of (a) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (b) additional interest, paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00% per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025. The Indenture Forbearance Agreement and paid-in-kind interest were treated as a significant modification of the Senior Notes for U.S. federal income tax purposes whereby the Senior Notes were deemed to be retired and reissued in a taxable exchange. As a result of the deemed exchange, the Trust recognized cancellation of debt income for income tax purposes. The cancellation of debt income is calculated as the difference in the fair value of the Senior Notes as of the original issuance date and the fair value of the Senior Notes on the date of the entry into the Indenture Forbearance Agreement. The cancellation of debt income resulted in additional income tax expense at the Trust of approximately $9.9 million during the quarter ended September 30, 2025.
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine months ended September 30,
	2025		2024
			(As Restated)
United States Federal Statutory Rate	21.0%	%	21.0%	%
State income taxes (net of Federal benefits)	3.5		2.7
Foreign income taxes	(1.6)		(1.6)
Impact of subsidiary employee stock options	—		(0.1)
Non-deductible acquisition costs	—		(0.3)
Utilization of tax credits	1.6		1.8
Non-recognition of various carryforwards at subsidiaries	(38.2)		(33.8)
United States tax on foreign income	0.7		0.5
Impairment expense	—		(0.6)
Tax effect - loss on sale of Crosman	—		2.2
Other	(0.4)		(0.9)
Effective income tax rate	(13.4)%	%	(9.1)%	%
Note M — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.2 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2025. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service cost	$183	$142	$533	$406
Interest cost	45	64	129	184
Expected return on plan assets	(32)	(53)	(93)	(150)
Amortization of prior service cost	(15)	—	(43)	—
Amortization of unrecognized loss	25	(12)	73	(34)
Effect of settlement	24	30	57	30
Net periodic benefit cost	$230	$171	$656	$436
During the nine months ended September 30, 2025, per the terms of the pension agreement, Arnold contributed approximately $0.5 million to the plan. For the remainder of 2025, the expected contribution to the plan will be approximately $0.1 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2025 were considered Level 3.
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
State Court Action Naming Lugano and the Company as Defendants
On July 24, 2025, a complaint was filed against the Company and others in Superior Court of the State of California, Orange County, styled Champion Force Industrial Limited v. Lugano Diamonds & Jewelry Inc., et al., Case Number 30–2025–01499613– CU–BC–CJC–ROA. Plaintiff alleges it is a vendor of diamonds and finished jewelry to Lugano and seeks in excess of $56 million in damages, principally for unpaid goods. Champion asserts claims for breach of contract, goods had and received, conversion, fraud, promissory estoppel, unjust enrichment, and fraudulent conveyance. On September 12, 2025, CODI filed a motion to quash due to lack of personal jurisdiction. That motion currently is set to be heard in January 2026. On January 12, 2026, plaintiff filed a stipulation and proposed order substituting Royal T Diamonds Group Ltd. aka Royal T. Diamonds Ltd., assignee of Champion Force’s claims, as plaintiff in place of Champion Force. The foregoing matter is in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome.
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
The Company has recorded an accrual of $52.7 million as of September 30, 2025 related to certain current contractual obligations to Lugano’s vendors, including Champion Force, in accordance with applicable accounting standards. The Company intends to avail itself of all available defenses in the Champion litigation. The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Champion litigation or whether such loss or range of possible loss would be less than, equal or exceed the amounts accrued in respect of Lugano’s contract with Champion Force.
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
As noted below under the heading Impact of Lugano Chapter 11 Filing on Lugano Claims and Litigation, the Diamond Financing Litigation is subject to an automatic stay that prohibits, among other things, the continuation of these actions against Lugano, as debtor, outside of the bankruptcy process. The Company was named as a co-defendant in one Diamond Financing Litigation matter for which the plaintiff is seeking approximately $1.4 million in damages, plus interest and penalties. If Lugano is determined to be a necessary party to this litigation, it is possible that the litigation may also be stayed as against the Company. Nonetheless, the Company believes that it can avail itself of certain defenses to this claim and intends to vigorously defend itself.
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

The Company has recorded an accrual of $174.2 million as of September 30, 2025 of estimated principal as short-term debt and accrued interest expense in its condensed consolidated financial statements related to previously undisclosed financing arrangements at Lugano, in accordance with applicable accounting standards, although such financing arrangements are subject to dispute. The Company intends to avail itself of all available defenses in the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise). The Company is unable to reasonably estimate any additional loss or range of possible loss, if any, that may result from the Diamond Financing Litigation (or any Diamond Financing Arrangement Claim or other Diamond Financing Arrangements for which claims may arise) or whether such loss or range of possible loss would be less than, equal to or exceed the amounts accrued in respect of the previously undisclosed financing arrangements at Lugano.
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
Securities Class Actions Involving the Company
Between May 9, 2025, and June 25, 2025, three putative class actions were commenced against the Company and certain of the Company’s officers and directors in the United States District Court for the Central District of California, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder. On August 22, 2025, the three cases in the Central District of California were consolidated under the caption In re: Compass Securities Litigation, 8:25-cv-00981, before Judge Monica Ramirez Almadani. In the same order consolidating the cases, the Court also appointed the Eastern Atlantic States Carpenters Benefit Funds (“EAS Carpenters”) as the Lead Plaintiff in the consolidated action, pursuant to provisions of the Private Securities Litigation Reform Act (the “PSLRA”). The law firm of Cohen Milstein Sellers & Toll PLLC (“Cohen Milstein”) was appointed as Lead Counsel pursuant to the PSLRA. On December 10, 2025, with the Court’s approval, Lead Plaintiff voluntarily dismissed this consolidated action so that it could pursue its claims in the District of Connecticut.
On May 12, 2025, a putative class action was commenced against the Company and certain of its officers and directors in the United States District Court for the District of Connecticut, captioned Moreno v. Compass Diversified Holdings LLC, et al., No. 3:25-cv-00758-AWT (the “Moreno Action”). The plaintiff asserted claims under Sections 10(b) and 20(a) of the Exchange Act, and S.E.C. Rule 10b-5 promulgated thereunder. By order dated July 21, 2025, EAS Carpenters was appointed Lead Plaintiff and Cohen Milstein was appointed Lead Counsel under the PSLRA. Lead Plaintiff must file its amended complaint on or before February 6, 2026.
The foregoing matters are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has strong defenses available to it and intends to vigorously defend itself.
Derivative Actions Involving the Company
On June 5, 2025, a Company shareholder commenced a shareholder derivative action in the United States District Court for the Central District of California, captioned Jones v. Sabo, et al., Case No. 25-cv-05098 (the “Jones Action”). The shareholder purports to assert claims on behalf of the Company against Defendants Elias Sabo, Larry Enterline, Alexander Bhathal, James Bottiglieri, Gordon Burns, Harold Edwards, Heidi Locke Simon, Nancy Mahon, Teri Shaffer, Stephen Keller, Ryan Faulkingham, and former Company officers and directors who were named as defendants. The plaintiff asserts causes of action for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act.
On July 17, 2025, a Company shareholder commenced a second shareholder derivative action in the United States District Court for the Central District of California, captioned Kelly v. Sabo, et al., Case No. 25-cv-05098 (the “Kelly Action”). The plaintiff in the Kelly Action asserts the same causes of action, against the same defendants, as in the Jones Action.
On August 6, 2025, the parties to the Jones Action and the Kelly Action filed a stipulation and proposed order to consolidate the two actions and to stay the actions, pending certain future events (including resolution of any motions to dismiss in the federal securities class actions). The stipulation has been filed in the Jones case, before Judge Ewusi-Mensah Frimpong, but has not yet been signed by the Court.
On September 11, 2025, a shareholder of the Company filed a shareholder derivative action in the United States District Court for the District of Connecticut captioned Kamp v. Sabo, et al., Case No. 3:25-cv-01505 (the “Kamp Action”). The shareholder purports to assert claims on behalf of CODI against Defendants Elias Sabo, Ryan Faulkingham, Stephen Keller, Patrick Maciariello, Alexander Bhathal, James Bottiglieri, Gordon Burns, Harold Edwards, Larry Enterline, Nancy Mahon, Teri R. Shaffer and Heidi Locke Simon. Plaintiff asserts causes of action for inter alia, violations of the Securities Exchange Act of 1934 and breaches of fiduciary duty.
On October 7, 2025, another shareholder of the Company commenced a shareholder derivative action in the United States District Court for the District of Connecticut captioned Sulger v. Sabo, et al., Case No. 3:25-cv-01689 (the “Sulger Action”). The plaintiff in the Sulger Action asserts materially identical claims against the same defendants as in the Kamp Action.
On October 9, 2025, a shareholder of CODI commenced a shareholder derivative action in the United State District Court for the District of Connecticut captioned Moore v. Sabo, et al., Case No. 3:25-cv-01707 (the “Moore Action”). The shareholder asserts similar claims against the same defendants as in the Kamp and Sulger actions.
On December 8, 2025, the Court consolidated these three cases, which now will be referred to as In re Compass Diversified Holdings Derivative Litigation, Case No. 3:25-cv-01505-AWT. This case is pending before District Court Judge Alvin Thompson, who is also presiding over the federal securities class action. On January 12, 2026, the parties filed a stipulation and proposed order to stay the action pending further developments in the federal securities class action. The Court entered that order on January 13, 2026
The foregoing matters are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has strong defenses available to it and intends to vigorously defend itself.
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
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and nine months ended September 30, 2025 and 2024. The Company recognized $13.6 million and $39.9 million in the three and nine months ended September 30, 2025, respectively and $18.3 million and $45.7 million in the three and nine months ended September 30, 2024, respectively, in expense related to operating leases in the condensed consolidated statements of operations. The Company entered into one finance lease in the fourth quarter of 2024. In the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $0.5 million, respectively, in interest expense related to its finance lease.
The maturities of lease liabilities at September 30, 2025 are as follows (in thousands):

	Operating	Finance	Total
2025 (excluding the nine months ended September 30, 2025)	$14,662	$180	$14,842
2026	57,426	719	58,145
2027	49,628	7,040	56,668
2028	39,202	—	39,202
2029	29,717	—	29,717
Thereafter	92,142	—	92,142
Total undiscounted lease payments	$282,777	$7,939	$290,716
Less: Interest	62,705	1,063	63,768
Present value of lease liabilities	$220,072	$6,876	$226,948
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (years)
Operating Leases	6.22	6.18
Finance Leases	1.58	n/a
Weighted-average discount rate
Operating Leases	9.12% %	8.68% %
Finance Leases	9.90% %	n/a

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2025	December 31, 2024

Assets:
Operating lease right-of-use assets (1)	Other non-current assets	$193,179	$191,639
Finance lease right-of-use assets	Other non-current assets	6,881	$6,882
		$200,060	$198,521
Liabilities
Operating lease liabilities - current	Other current liabilities	$42,667	$38,180
Operating lease liabilities - non-current	Other non-current liabilities	177,405	178,577
Finance lease liabilities - current	Other current liabilities	46	42
Finance lease liabilities - non-current	Other non-current liabilities	6,830	6,866
		$226,948	$223,665
(1) During the second quarter of 2025, the Company recorded impairment of an operating lease right-of-use asset at Lugano. Refer to "Note F - Goodwill and Other Intangible Assets" for a description of the impairment.
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,932	$34,113
Operating cash flows from finance leases	506	276
Financing cash flows from finance leases	33	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20,430	$9,986
Finance leases	—	—
Exit Costs
Altor
Subsequent to the acquisition of Lifoam in October 2024, Altor determined that they would shut down four of their facilities that had geographic overlap with Lifoam facilities. During the nine months ended September 30, 2025, Altor recorded approximately $4.6 million in exit costs related to the plant closures in selling general and administrative expense. The plant closures are expected to be finalized in the fourth quarter of 2025.
Arnold
During 2024, Arnold relocated two of its facilities located in Marengo, Illinois into one combined facility in Woodstock, Illinois. Arnold recorded $9.9 million in exit costs related to the move of which $9.3 million was recorded in selling, general and administrative expense and $0.6 million is recorded in costs of revenues in the consolidated statement of operations in the year ended December 31, 2024. An additional $3.4 million in expense was incurred related to the move to the new facility that were not classified as exit costs, for total expense of approximately $13.0 million in the year ended December 31, 2024. Arnold recorded an additional $1.2 million in costs in the nine months ended September 30, 2025 related to the relocation of the two facilities. The exit from the Marengo facility is now substantially complete.

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
Effect of Restatement on Management Fees
As a result of the restatement of the consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company currently estimates the aggregate amount of overpaid management fees as of March 31, 2025 at approximately $42.7 million, which amount will reduce future payments on a dollar-for-dollar basis. The Company's board of directors intends to direct the Company to pursue its right to recover all such excess management fees paid to the Manager as soon as is reasonably practicable in light of the facts and circumstances.
For the quarter ended September 30, 2025 and June 30, 2025, the total management fee incurred was $16.2 million and $19.0 million, respectively. The Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the quarter ended September 30, 2025 (and June 30, 2025) reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements. The calculation of the adjusted management fee incurred as of September 30, 2025 resulted in a total amount of $13.8 million that should have been due to the Manager.
In connection with the entry into the Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) on May 22, 2025, the Credit Agreement was modified to (i) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. Due to the restrictions imposed by the First Forbearance Agreement, the total amount paid to the Manager for the quarter ended June 30, 2025 was $12.2 million. The difference between the amount of the adjusted management fee due to the Manager of $14.0 million and the actual amount paid of $12.2 million is an underpayment of $1.8 million in the second quarter of 2025. This amount will offset the reduction of future payments to the Manager.
In connection with the entry into the Second Forbearance Agreement and Third Amendment to Credit Agreement (the “Third Amendment”) on July 25, 2025, the Credit Agreement was further modified to (i) limit the management fees that were able to be paid by the LLC to the "Manager to no more than $5.0 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. Due to the restrictions imposed by the Third Amendment, the total amount paid to the Manager for the quarter ended September 30, 2025 was $6.6 million. The difference between the amount of the adjusted management fee due to the Manager of $13.8 million and the actual amount paid of $6.6 million is an underpayment of $7.2 million in the third quarter of 2025. This amount will offset the reduction of future payments to the Manager as a result of the restated financial statements for the years ending December 31, 2024, 2023 and 2022, and the revisions made in the quarter ended March 31, 2025.
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
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024. THP paid CGM $0.9 million in integration service fees in each of the quarters ended June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025.
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively and approximately $0.4 million and $1.0 million during the three and nine months ended September 30, 2024, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.1 million and $33.2 million from this supplier during the three and nine months ended September 30, 2025, respectively and approximately $11.7 million and $35.9 million from this supplier during the three and nine months ended September 30, 2024, respectively.

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
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024 and ended in the fourth quarter of 2025. Lugano had approximately $18.0 thousand and $0.3 million in net purchases during the three and nine months ended September 30, 2025, respectively and approximately $1.2 million and $5.2 million in net purchases during the three and nine months ended September 30, 2024, respectively in inventory from the vendor.
Note P — Operating Segment Data
At September 30, 2025, the Company had nine reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems through Rimports. Sterno is headquartered in Texarkana, Texas.
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
Summary of Operating Segments

Three Months Ended September 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$143,240	$43,941	$17,350	$13,294	$34,727	$29,040	$79,824	$37,686	$73,460	$472,562
Cost of revenues	65,993	15,654	4,058	4,852	15,530	19,747	59,646	28,234	51,133	264,847
Selling, general and administrative expense	57,986	11,882	23,433	4,262	11,895	5,066	11,125	7,470	9,509	142,628
Other (1)	2,993	5,607	646	6,038	4,647	1,315	3,886	753	3,003	28,888
Total segment operating income (loss)	16,268	10,798	(10,787)	(1,858)	2,655	2,912	5,167	1,229	9,815	36,199
Corporate										(47,266)
Total consolidated operating loss										(11,067)
Interest expense, net										(66,721)
Amortization of debt issuance costs										(826)
Other income, net										(2,343)
Total consolidated loss from continuing operations before income taxes										$(80,957)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets and stock-based compensation.

Three Months Ended September 30, 2024
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
			(As Restated)							(As Restated)
Net revenues	$139,218	$45,607	$14,269	$13,686	$31,545	$28,809	$52,129	$46,103	$85,187	$456,553
Cost of revenues	64,493	16,941	6,333	5,041	14,648	19,950	36,051	32,400	64,063	259,920
Selling, general and administrative expense	56,822	12,616	22,129	4,403	9,273	5,876	7,246	7,525	9,680	135,570
Other (1)	2,966	5,686	716	6,281	4,806	1,497	2,829	753	4,473	30,007
Total segment operating income (loss)	14,937	10,364	(14,909)	(2,039)	2,818	1,486	6,003	5,425	6,971	31,056
Corporate										(22,736)
Total consolidated operating income										8,320
Interest expense, net										(31,620)
Amortization of debt issuance costs										(1,005)
Loss on sale of Crosman										388
Other (expense), net										(37,769)
Total consolidated loss from continuing operations before income taxes										$(61,686)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets and stock-based compensation.

Nine Months Ended September 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$404,052	$141,187	$70,966	$61,794	$103,716	$57,454	$239,386	$110,126	$216,346	$1,405,027
Cost of revenues	186,595	50,677	31,050	22,317	46,061	39,845	177,457	84,470	154,267	792,739
Selling, general and administrative expense	173,860	35,273	77,120	14,174	32,837	14,375	32,836	22,898	25,776	429,149
Other (1)	9,002	16,738	34,024	18,113	13,622	4,058	11,674	2,261	9,019	118,511
Total segment operating income (loss)	34,595	38,499	(71,228)	7,190	11,196	(824)	17,419	497	27,284	64,628
Corporate										(99,492)
Total consolidated operating loss										(34,864)
Interest expense, net										(136,668)
Amortization of debt issuance costs										(2,922)
Loss on debt modification										(2,827)
Other income, net										(14,311)
Total consolidated loss from continuing operations before income taxes										$(191,592)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation and impairment expense at Lugano of $31.5 million.

Nine Months Ended September 30, 2024
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
			(As Restated)							(As Restated)
Net revenues	$387,393	$142,670	$37,087	$61,518	$75,892	$77,419	$157,746	$130,545	$223,814	$1,294,084
Cost of revenues	179,256	53,719	14,978	22,781	39,087	56,435	110,466	92,591	165,001	734,314
Selling, general and administrative expense	165,440	35,552	65,182	13,794	23,323	19,574	20,971	20,787	26,121	390,744
Other (1)	8,894	16,909	2,303	18,183	15,844	14,283	8,522	2,262	13,066	100,266
Total segment operating income (loss)	33,803	36,490	(45,376)	6,760	(2,362)	(12,873)	17,787	14,905	19,626	68,760
Corporate										(65,067)
Total consolidated operating loss										3,693
Interest expense, net										(86,483)
Amortization of debt issuance costs										(3,014)
Loss on sale of Crosman										(24,218)
Other (expense), net										(125,853)
Total consolidated loss from continuing operations before income taxes										$(235,875)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, acquisition costs at THP, and goodwill impairment expense of $8.2 million for Velocity.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
		(As Restated)		(As Restated)

5.11	$5,369	$5,543	$16,525	$16,977
BOA	5,056	5,203	15,156	15,651
Lugano	228	1,115	2,333	3,000
PrimaLoft	5,219	5,258	15,718	15,751
The Honey Pot Co.	4,096	4,096	12,290	14,614
Velocity Outdoor	1,348	1,392	4,076	6,665
Altor Solutions	6,540	4,018	19,393	12,065
Arnold	2,760	2,328	7,999	6,725
Sterno	3,522	4,946	10,479	14,807
Total	34,138	33,899	103,969	106,255
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	826	1,005	2,922	3,014
Consolidated total	$34,964	$34,904	$106,891	$109,269

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2025	2024	2025 (1)	2024 (1)
		(As Restated)		(As Restated)
5.11	$68,934	$59,461	$425,455	$413,831
BOA	3,587	2,357	215,250	219,283
Lugano	4,448	647	285,630	315,992
PrimaLoft	1,368	1,871	254,483	268,527
The Honey Pot Co.	18,125	18,579	271,690	284,208
Velocity Outdoor	21,006	7,815	89,788	90,736
Altor Solutions	46,590	45,734	304,492	309,174
Arnold	23,502	24,912	126,230	126,035
Sterno	42,752	52,284	145,899	145,647
Sales allowance accounts	(5,623)	(6,488)	—	—
Total	224,689	207,172	2,118,917	2,173,433
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	8,142	20,901
Total	$224,689	$207,172	$2,127,059	$2,194,334

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

The Fifth Forbearance Agreement provided that the Company may make Restricted Payments (as defined in the Credit Agreement) during the Fifth Forbearance Period to the extent such Restricted Payments were set forth in the Forbearance Budget and after giving effect thereto and the incurrence of any indebtedness in connection therewith the sum of (i) all cash of the Company on deposit with the Administrative Agent or subject to a qualifying control account, plus (ii) unused borrowing availability, was not less than $10,000,000; provided, however, that the forgoing was not the exclusive method by which the Company was able to make Restricted Payments.
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
Fifth Amendment to the Credit Agreement
On December 19, 2025, the LLC entered into a Fifth Amendment to Credit Agreement and Limited Waiver Agreement (the “Fifth Amendment”) and a Fifth Amendment Transaction Letter (the “Transaction Letter”), each with the Administrative Agent and the Consenting Lenders. Pursuant to the Fifth Amendment, among other things, (i) the lenders waived certain events of default that had occurred and were continuing prior to the Fifth Amendment, which included the Lugano Events of Default, (ii) the aggregate revolving commitments under the Credit Agreement returned to $100,000,000, (iii) SOFR loans will bear interest at a rate per annum equal to the term SOFR, plus a margin ranging from 1.50% to 3.25% based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement), and base rate loans will bear interest at a rate per annum equal to the base rate, plus a margin ranging from 0.50% to 2.25% based on the Consolidated Total Leverage Ratio, (iv) the Company is required to repay 100% of the net cash proceeds received in respect of any Disposition (as defined in the Credit Agreement) or Deleveraging Transaction (as defined in the Transaction Letter), (v) the Company is required to deliver to the Administrative Agent a rolling 13-week forecast of cash flows every two weeks, together with a report showing a comparison of actual cash flows with recent forecast and an explanation of certain variances exceeding 10%, (vi) the Company is required to deliver to the Administrative Agent an updated budget consisting of a minimum 13-week cash flow forecast of Lugano entities (the “Lugano DIP Budget”) and certain other documents relating to the Lugano Bankruptcy, (vii) the Company is permitted to make investments, incur indebtedness and make Dispositions relating to the Deleveraging Transaction so long as no default or event of default exists or would result therefrom, (viii) the Company is restricted from paying its manager management fees exceeding $15,000,000 in any fiscal quarter, (ix) the Company is restricted from making certain Restricted Payments (as defined in the Credit Agreement) in excess of $10,000,000 in any fiscal quarter unless the Consolidated Total Leverage Ratio is less than or equal to 4.50:1.00, (x) the Company’s financial covenants with respect to its Consolidated Total Leverage Ratio, Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) and Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) are revised for the periods after the quarter ending March 31, 2025, and (xi) the modification of the Lugano DIP Budget and certain documents in connection with the Lugano Bankruptcy and the Company’s debtor-in-possession loan to Lugano will require the prior written consent of the Administrative Agent or both the Administrative Agent and the Consenting Lenders.
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

NYSE Notice of Failure to Satisfy a Continued Listing Rule
On January 2, 2026, the Company received a letter from the New York Stock Exchange informing CODI that it is non-compliant with the corporate governance listing standards set forth in Section 302 of the New York Stock Exchange Listed Company Manual, which requires issuers to hold an annual meeting during each fiscal year. The Company was unable to hold an annual meeting during its 2025 fiscal year due to the need to complete the restatement of its financial statements as of and for the fiscal years ended December 31, 2024, 2023 and 2022, and the resulting delay in filing its amended Annual Report on Form 10-K for the fiscal year ended December 31, 2024. CODI filed its Amended Annual Report with the Securities and Exchange Commission on December 8, 2025, and intends to hold an annual meeting as soon as practicable in order to regain compliance under the Listed Company Manual. Until CODI regains compliance, CODI will be added to NYSE’s list of non-compliant issuers and a below compliance (“.BC”) indicator will be appended to CODI’s ticker symbols.
Management Fee Waiver
On January 9, 2026, the LLC and the Manager entered into a waiver to limit the amount of the 2025 fourth quarter management fee payable to the Manager by the LLC to $5.0 million. The difference between the amount of the management fee due to the Manager from the LLC for the fourth quarter of 2025 and the amount to be paid under the waiver will offset the reduction of future payments to the Manager as a result of the restated financial statements for the years ending December 31, 2024, 2023 and 2022, and the revisions made in the quarter ended March 31, 2025.

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
Restatement of Previously Issued Financial Statements
As described in Part 1, Item 1., Note A to the Condensed Consolidated Financial Statements, the Company has restated its Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024. As a result, the previously reported financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 in this Management's Discussion and Analysis ("MD&A") have been updated to reflect the restatements. See Item 1. Note A - Presentation and principles of consolidation in the Consolidated Financial Statements for additional information related to these restatements, including descriptions of the adjustments and the impacts on the Consolidated Financial Statements.
Going Concern
Please see the section titled “Going Concern” under the heading “Liquidity and Capital Resources” in this MD&A for information concerning management’s determination that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements set forth in this Form 10-Q are issued.
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was incorporated in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of nine businesses, or operating segments, at September 30, 2025. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Lugano Holding, Inc. ("Lugano Diamonds" or "Lugano"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno").
We acquired our existing businesses (operating segments) that we own at September 30, 2025 as follows:

		Ownership Interest - September 30, 2025
Business	Acquisition Date	Primary	Diluted
Arnold	March 5, 2012	98.0%	82.9%
Sterno	October 10, 2014	98.5%	92.2%
5.11	August 31, 2016	97.9%	87.3%
Velocity Outdoor	June 2, 2017	99.4%	93.2%
Altor Solutions	February 15, 2018	99.3%	90.3%
BOA	October 16, 2020	91.6%	82.8%
Lugano	September 3, 2021	59.9%	55.1%
PrimaLoft	July 12, 2022	90.7%	84.7%
The Honey Pot Co.	January 31, 2024	85.0%	77.1%

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
The Company's areas of focus for 2025, which were generally applicable to each of our businesses, included:
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
The Third Amendment provided that the Administrative Agent and the Lenders would refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on October 24, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Third Amendment; (d) a declaration by the trustee or any holders of the LLC’s 2029 Senior Unsecured Notes of any default or event of default under the Indenture dated as of March 23, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration; and (e) the declaration by the trustee or any holder of the 2032 Senior Unsecured Notes of any default or event of default under the Indenture dated as of November 27, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration (the period from July 25, 2025 through the earliest of events (a) through (e) above, the “Second Forbearance Period”).

During the Second Forbearance Period, the Lenders under the Credit Agreement would honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions shall not cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. Lenders representing at least 50% of the total credit exposure of all Lenders under the Credit Agreement were able to, in their discretion, approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. During the Second Forbearance Period, the LLC was able to make Restricted Payments (as defined in the Credit Agreement), including any dividend or other distribution with respect to equity interests, if, after giving effect to any indebtedness incurred in connection with such payment (a) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control account, plus (b) unused borrowing availability, was not less than $10 million; provided, however, that the forgoing was not the exclusive method by which the LLC was able to make Restricted Payments.
In addition to the forbearance of the Lenders described above, the Third Amendment also amended the Credit Agreement to (i) limit the management fees that were able to be paid by the LLC to CGM to no more than $5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. The Third Amendment contained customary representations and warranties.
Please see "Note Q – Subsequent Events” for additional information concerning the Credit Agreement included in the "Notes to the to the Condensed Consolidated Financial Statements" included in this Form 10-Q.
Indenture Forbearance Agreement
In connection with the Lugano matters, the LLC has maintained regular communication with holders of the LLC’s Notes concerning the existence of the potential for default under the terms of the Indentures in respect of the Lugano matters. To provide the Company with adequate time to complete the restatement of its 2022, 2023, and 2024 financial statements and to file its quarterly reports for the first and second quarters of 2025, on August 29, 2025, the LLC entered into a Forbearance Agreement (the “Indenture Forbearance Agreement”) with certain holders of the Notes (collectively, the “Supporting Holders”) and, for certain limited purposes described therein, the Trustee, pursuant to which, during the Indenture Forbearance Period (as defined below), the Supporting Holders agreed to forbear, and to direct the Trustee to forbear, from exercising rights and remedies available to them with respect to (i) actual or potential defaults or events of default under the Indentures resulting from any breach of the Indentures’ requirement to provide certain financial within specified time periods, and (ii) any other default or event of default mutually agreed upon between the Supporting Holders and the LLC in writing and delivered to the Trustee (events (i) and (ii), collectively, the “Specified Defaults”) until the earliest of: (a) the occurrence or existence of any event of default under the Indentures, other than the Specified Defaults, that is not cured or waived within any applicable grace or cure period under the Indentures; (b) the failure of the LLC to timely comply with any term, condition, or covenant of the Indenture Forbearance Agreement; (c) the termination of the forbearance period provided under the Second Forbearance Agreement with respect to the Credit Agreement, such forbearance period having not been extended or replaced by another forbearance or similar agreement among the parties thereto within three (3) business days of such termination; (d) the cure of any Specified Default related to any breach of the requirement to provide certain financial information within specified time periods pursuant to Section 4.03 of the Indentures; (e) the LLC’s failure to cause the execution and the delivery of supplemental indentures in respect of each series of Notes substantially in the form provided in the Indenture Forbearance Agreement providing for the payment to the holders of the Notes of the fees specified in the Indenture Forbearance Agreement (or another form reasonably acceptable to the Supporting Holders providing for the payment of the same fees) (the “Supplemental Indentures”), or alternatively the LLC failed to make certain cash fee payment within fifteen business days of August 29, 2025, and (f) 11:59 p.m. ET on October 24, 2025 (the period from August 29, 2025 through the earliest of events (a) through (f) above, the “Indenture Forbearance Period”).
During the Indenture Forbearance Period, the Supporting Holders also agreed (1) in the event that the Trustee or any holder or group of holders of the Notes declares the 2029 Notes and/or the 2032 Notes to be due and payable immediately solely as a result of any Specified Default (an “Acceleration”), the Supporting Holders would (a) deliver written notice and direction to the Trustee to rescind and not seek any remedy under the Indenture in connection with such Acceleration in accordance with the terms of the Indentures and (b) take all other action in the Supporting Holders’ power to cause such Acceleration to be rescinded and cancelled, to the extent permitted by the Indentures, and (2) not to transfer any right, title or interest in their respective Notes, unless (x) such transferee was a party to the Indenture Forbearance Agreement or (y) the transferee executed a joinder agreeing to be bound by the terms of the Indenture Forbearance Agreement if such transferee was not already a party to the Indenture Forbearance Agreement.
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
The Supplemental Indentures: (a) amended and restated Section 2.01(a) of each of the Indentures to (i) require all Notes to be in minimum denominations of $1.00 and integral multiples of $1.00 in excess thereof and (ii) authorize the payment of the PIK Payments (defined below), payable in kind as an increase in the principal amount of the Global Notes (as defined in the Indentures) held by Cede & Co., as nominee for the Depositary (as defined in the Indentures); and (b) added a new Section 4.19 to each of the Indentures (i) requiring the LLC to make (A) a special one-time payment in kind (the “Fixed PIK Payment”) on September 17, 2025 (the “Fixed PIK Payment Date”) in an amount equal to $17.50 per $1,000 of the principal amount of the Notes outstanding to the holders of such Notes as of September 16, 2025; and (B) an additional interest payment on the Notes (the “Interest PIK Payment” and, together with the Fixed PIK Payment, the “PIK Payments”) at a rate of 5.00% per annum for each day during the period beginning on, and including, August 1, 2025 and ending on the earlier of (X) October 24, 2025 and (Y) the date of delivery to the Trustee of restated audited annual financials for fiscal years 2022, 2023, and 2024 and unaudited financials for the first quarter of fiscal year 2025.
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2025 and September 30, 2024, and components of the results of operations for each of our operating segments on a stand-alone basis.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and nine months ended September 30, 2025 and 2024, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with US GAAP, and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2025 and 2024, where all periods presented include relevant pro forma adjustments for pre-acquisition periods and explanations where applicable. For the acquisition of The Honey Pot Co. in January 2024, the pro forma results of operations for The Honey Pot Co. business segment has been prepared as if we purchased this business on January 1, 2024. We believe this is the most meaningful comparison for the operating results of acquired business segments. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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

Consolidated Results of Operations - Quarter-to-Date
Three months ended September 30, 2025 compared to three months ended September 30, 2024 (as restated)
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Three months ended
	September 30, 2025			September 30, 2024
				(As Restated)
Net revenues	$472,562	100.0%	%	$456,553	100.0%	%
Cost of revenues	264,847	56.0%	%	259,920	56.9%	%
Gross profit	207,715	44.0%	%	196,633	43.1%	%
Selling, general and administrative expense	179,315	37.9%	%	145,959	32.0%	%
Management fees	16,213	3.4%	%	18,633	4.1%	%
Amortization expense	23,254	4.9%	%	23,721	5.2%	%
Operating income (loss)	(11,067)	(2.3)%	%	8,320	1.8%	%
Interest expense	(66,721)	(14.1)%	%	(31,620)	(6.9)%	%
Amortization of debt issuance costs	(826)	(0.2)%	%	(1,005)	(0.2)%	%
Loss on sale of Crosman	—	— %	%	388	0.1%	%
Other income (expense)	(2,343)	(0.5)%	%	(37,769)	(8.3)%	%
Loss from continuing operations before income taxes	(80,957)	(17.1)%	%	(61,686)	(13.5)%	%
Provision for income taxes	5,763	1.2%	%	2,772	0.6%	%
Net loss from continuing operations	$(86,720)	(18.4)%	%	$(64,458)	(14.1)%	%

Net revenues

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$143,240	$139,218	4,022	2.9%	%
BOA	43,941	45,607	(1,666)	(3.7)%	%
Lugano	17,350	14,269	3,081	21.6%	%
PrimaLoft	13,294	13,686	(392)	(2.9)%	%
The Honey Pot Co.	34,727	31,545	3,182	10.1%	%
Velocity	29,040	28,809	231	0.8%	%
Total Branded Consumer	$281,592	$273,134	$8,458	3.1%	%
Altor	79,824	52,129	27,695	53.1%	%
Arnold	37,686	46,103	(8,417)	(18.3)%	%
Sterno	73,460	85,187	(11,727)	(13.8)%	%
Total Industrial	$190,970	$183,419	$7,551	4.1%	%
Consolidated net revenues	$472,562	$456,553	$16,009	3.5%	%
Consolidated net revenues for the three months ended September 30, 2025 increased by approximately $16.0 million, or 3.5%, compared to the corresponding period in 2024. During the three months ended September 30, 2025 compared to 2024, we saw notable increases in net revenues at 5.11 ($4.0 million increase), Lugano ($3.1 million increase), The Honey Pot Co. ($3.2 million increase), and Altor ($27.7 million increase). The increase in net revenue at Altor was attributable to the acquisition of Lifoam in October 2024. These increases in net revenue were offset by decreases in net revenue at BOA ($1.7 million decrease), Arnold ($8.4 million decrease), and Sterno ($11.7 million decrease). Refer to "Results of Operations - Operating Segments - Quarter-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$77,247	$74,725	$2,522	3.4%	%
BOA	28,287	28,666	(379)	(1.3)%	%
Lugano	13,292	7,936	5,356	67.5%	%
PrimaLoft	8,442	8,645	(203)	(2.3)%	%
The Honey Pot Co.	19,197	16,897	2,300	13.6%	%
Velocity	9,293	8,859	434	4.9%	%
Total Branded Consumer	$155,758	$145,728	$10,030	6.9%	%
Altor	20,178	16,078	4,100	25.5%	%
Arnold	9,452	13,703	(4,251)	(31.0)%	%
Sterno	22,327	21,124	1,203	5.7%	%
Total Industrial	$51,957	$50,905	$1,052	2.1%	%
Consolidated gross profit	$207,715	$196,633	$11,082	5.6%	%

Gross Margin
Branded Consumer	55.3%	%	53.4%	%	2.0%
Industrial	27.2%	%	27.8%	%	(0.5)%
Consolidated gross margin	44.0%	%	43.1%	%	0.9%
On a consolidated basis, gross profit increased approximately $11.1 million during the three months ended September 30, 2025 compared to the corresponding period in 2024. We saw increases in gross profit at 5.11 ($2.5 million increase), Lugano ($5.4 million increase), The Honey Pot Co. ($2.3 million increase), Altor ($4.1 million increase due to the timing of the Lifoam acquisition) and Sterno ($1.2 million increase). We saw decreases in gross profit at BOA ($0.4 million decrease) and Arnold ($4.3 million decrease) that corresponded to the decrease in net revenue noted above. Gross profit as a percentage of net revenues was approximately 44.0% in the three months ended September 30, 2025 compared to 43.1% in the three months ended September 30, 2024. The increase in gross profit as a percentage of net revenue in the quarter ended September 30, 2025 as compared to the quarter ended September 30, 2024 is driven by the increase in gross margin at our consumer businesses during the quarter. Our branded consumer businesses had gross profit as a percentage of net revenues of 55.3% in the third quarter of 2025 as compared to 53.4% in the third quarter of 2024, while our industrial businesses had gross profit as a percentage of net revenues of 27.2% in the third quarter of 2025 as compared to 27.8% in the third quarter of 2024. The decrease in gross profit as a percentage of net revenues at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base at the legacy Altor business (exclusive of Lifoam) and at Arnold.
Selling, general and administrative expense

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Selling, general and administrative expense	$179,315	$145,959	$33,356	22.9%	%

Consolidated selling, general and administrative expense increased approximately $33.4 million during the three months ended September 30, 2025, compared to the corresponding period in 2024, driven primarily by increases at the corporate level ($26.8 million increase), 5.11 ($1.2 million increase) due to increases in sales and marketing investments and an increase in the bonus pool versus the prior year, Lugano ($1.5 million increase) and Altor ($3.9 million increase) due to the acquisition of Lifoam in the fourth quarter of 2024.
At the corporate level, general and administrative expense was $32.6 million in the third quarter of 2025 and $5.9 million in the third quarter of 2024, an increase of $26.8 million. The increase in general and administrative expense in the third quarter of 2025 was primarily due to $27.7 million of costs incurred in the third quarter of 2025 relating to the Lugano Investigation. The remainder of the increase related to increased professional fees incurred during the quarter. The Company will continue to incur significant costs related to the Lugano Investigation during the remainder of 2025.
Management fees

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Management fees	$16,213	$18,633	$(2,420)	(13.0)%	%

Under the Management Services Agreement ("MSA"), we pay CGM (i) a base management fee equal to (a) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (b) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (c) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more and (ii) an incentive management fee equal to 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s board of directors. For the three months ended September 30, 2025, we incurred approximately $16.2 million in management fees as compared to $18.6 million in fees in the three months ended September 30, 2024. The Management fee incurred in the three months ended September 30, 2025 and 2024 reflects the amount incurred prior to the restatement of the Company's financial statements as the Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the quarter ended September 30, 2025 and 2024 reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements. The calculation of the adjusted management fee incurred as of September 30, 2025 resulted in a total amount of $13.8 million that should have been due to the Manager.
In connection with the entry into the Third Amendment on July 5, 2025, the Credit Agreement was modified to (i) limit the management fees that were able to be paid by the LLC to the "Manager to no more than $5.0 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. For the quarter ended September 30, 2025, the total management fee incurred was $16.2 million, however, due to the restrictions imposed by the Third Amendment, the total amount paid to the Manager was $6.6 million.
Refer to "Note O - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.
Amortization expense

	Three months ended
	September 30, 2025	June 30, 2024	Increase (Decrease)
		(As Restated)
Amortization expense	$23,254	$23,721	$(467)	(2.0)%	%

Amortization expense for the three months ended September 30, 2025 decreased $0.5 million as compared to the three months ended September 30, 2024 due to the reduction in expense associated with the sale of Crosman in the second quarter of 2024, the reduction in intangible assets at Lugano resulting from the restatement and certain intangibles at Sterno that were fully amortized in 2024. These decreases were partially offset by the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lifoam, the add-on acquisition that Altor completed in the fourth quarter of 2024.
Interest expense, net

	Three months ended
	September 30, 2025	September 30, 2024	(Increase) Decrease
		(As Restated)
Interest expense, net	(66,721)	(31,620)	$(35,101)	111.0%	%

We recorded interest expense totaling $66.7 million for the three months ended September 30, 2025 compared to $31.6 million for the comparable period in 2024, an increase of $35.1 million. As consideration for entering into Indenture Forbearance Agreement, the LLC agreed to pay to each holder of Notes such holder’s pro rata share of (a) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (b) additional interest, paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00% per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025. The Company recorded $22.8 million in paid-in-kind interest expense in the third quarter of 2025 related to the upfront fee required by the Indenture Forbearance Agreement, and accrued approximately $11.5 million related to the increase in interest rate during the third quarter of 2025.
The interest expense also reflects an increase of $0.8 million in interest expense related to financing arrangements at our Lugano business.

Gain (loss) on sale of Crosman
On April 30,2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under the intercompany credit agreement. The Company recorded a gain on the sale of Crosman in the quarter ending September 30, 2024 of $0.4 million
Other income (expense)

	Three months ended
	September 30, 2025	September 30, 2024	(Increase) Decrease
		(As Restated)
Other expense, net	(2,343)	(37,769)	$35,426	(93.8)%	%

For the quarter ended September 30, 2025, we recorded $2.3 million in other expense as compared to $37.8 million in other expense in the quarter ended September 30, 2024, a decrease in expense of $35.4 million. The other expense in the quarter ended September 30, 2024 primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($37.7 million in expense in the three months ended September 30, 2024). A significant portion of the expense associated with the Lugano financing arrangements was recognized in the historical restatement period (the years ending December 31, 2024, 2023 and 2022) which resulted in limited impact in the current year. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations.
Provision for income taxes

	Three months ended
	September 30, 2025		September 30, 2024	Increase (Decrease)
			(As Restated)
Provision for income taxes	$5,763		$2,772	$2,991	107.9%	%

Effective tax rate	(7.1)%	%	(4.5)% %
We had an income tax provision of $5.8 million during the three months ended September 30, 2025 compared to an income tax provision of $2.8 million during the same period in 2024, an increase of $3.0 million. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In the current quarter, the Trust recognized approximately $9.9 million related to income from the tax effect of the Indenture Forbearance Agreement. In addition to state income taxes, the item with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate was the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries and at the Trust.

Results of Operations - Operating Segments - Quarter-to-Date
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Branded Consumer Businesses
5.11

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$143,240	$139,218	$4,022	2.9%	%

Net sales for the three months ended September 30, 2025 were $143.2 million as compared to net sales of $139.2 million for the three months ended September 30, 2024, an increase of $4.0 million, or 2.9%. The increase was driven primarily by a $3.7 million rise in domestic wholesale sales, reflecting strong demand and improved inventory availability; a $1.0 million increase in direct-to-consumer sales, attributable to heightened promotional activity; and a $1.8 million increase in international sales, supported by continued demand across key markets. These gains were partially offset by a $2.1 million decline in direct-to-agency sales, primarily due to the timing of large contracts.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$16,268		$14,937		$1,331	8.9%	%

Segment operating margin	11.4%	%	10.7%	%	NM
Segment operating income for the three months ended September 30, 2025 was $16.3 million, a decrease of $1.3 million when compared to segment operating income of $14.9 million for the same period in 2024. The increase in segment operating income reflects higher net sales and gross margin dollars that were partially offset by increased selling, general and administrative expenses, primarily driven by increased marketing investments to support sales growth. Segment operating margin was 11.4% in the third quarter of 2025 and 10.7% in the third quarter of 2024.
BOA

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$43,941	$45,607	$(1,666)	(3.7)%	%

Net sales for the three months ended September 30, 2025 were $43.9 million as compared to net sales of $45.6 million for the three months ended September 30, 2024, a decrease of $1.7 million, or 3.7%. The decrease was a result of reduced kids-based business in China, partially offset by continued growth in performance-based business in Snow Sports, Cycling, and Outdoor.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$10,798		$10,364		$434	4.2%	%

Segment operating margin	24.6%	%	22.7%	%	1.8%
Segment operating income for the three months ended September 30, 2025 was $10.8 million, an increase of $0.4 million when compared to segment operating income of $10.4 million for the same period in 2024. The increase in segment operating income was driven by improved product margins and reduced employee costs related to BOA’s bonus plan. Segment operating margin was 24.6% in the third quarter of 2025 and 22.7% in the third quarter of 2024. The increase in segment operating margin in the current quarter was primarily driven by improved gross margins.

Lugano

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		(As Restated)
Net sales	$17,350	$14,269	$3,081	21.6%	%

Net sales for the three months ended September 30, 2025 were $17.4 million an increase of approximately $3.1 million, or 21.6%, compared to net sales of $14.3 million in the corresponding quarter ended September 30, 2024.

	Three months ended
	September 30, 2025		September 30, 2024	Increase (Decrease)
			(As restated)
Segment operating loss	$(10,787)		$(14,909)	$4,122	(27.6)%	%

Segment operating margin	(62.2)%	%	(104.5)% %	42.3%
Segment operating loss for the three months ended September 30, 2025 was $10.8 million, as compared to $14.9 million in the corresponding period in 2024.
Segment operating margin was (62.2)% in the third quarter of 2025 as compared to (104.5)% in the third quarter of 2024.
PrimaLoft

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$13,294	$13,686	$(392)	(2.9)%	%

Net sales for the three months ended September 30, 2025 were $13.3 million, a decrease of $0.4 million as compared to net sales of $13.7 million for the three months ended September 30, 2024. The decrease in net sales in the current quarter versus the quarter ended September 30, 2024 is attributable to a reduction in late season purchases from PrimaLoft's North American brand partners due to recent increases in tariffs in the United States.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating loss	$(1,858)		$(2,039)		$181	(8.9)%	%

Segment operating margin	(14.0)%	%	(14.9)%	%	0.9%
Segment operating loss for the three months ended September 30, 2025 was $1.9 million, a decrease of $0.2 million when compared to segment operating income of $2.0 million for the same period in 2024, driven by a decrease in selling, general and administrative expense during the third quarter of 2025. Selling, general and administrative expense as a percentage of net sales was 36.5% in the quarter ended September 30, 2025 as compared to 38.2% in the quarter ended September 30, 2024. Segment operating margin was (14.0)% in the third quarter of 2025 as compared to (14.9)% in the third quarter of 2024.
The Honey Pot Co.

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$34,727	$31,545	$3,182	10.1%	%

Net sales for the three months ended September 30, 2025 were $34.7 million, an increase of $3.2 million or 10.1% from net sales of $31.5 million for the three months ended September 30, 2024. The increase in net sales is primarily due to strong volume growth due to market share gain in the Period Care product line, particularly in mass retail, drugstores and online. Overall, volume and share growth continues to be fueled by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$2,656		$2,818		$(162)	(5.7)%	%

Segment operating margin	7.6%	%	8.9%	%	(1.3)%
Segment operating income for the three months ended September 30, 2025 was $2.7 million, a decrease of $0.2 million when compared to segment operating income of $2.8 million for the same period in 2024. Compared to the third quarter of 2024, segment operating income in the third quarter of 2025 included increased investment in marketing and research and development and higher incentive compensation expense. Selling, general and administrative expense as a percentage of net sales was 35.4% in the third quarter of 2025 and 31.1% in the third quarter of 2024. Segment operating margin in the third quarter of 2025 was 7.6% as compared to 8.9% in the third quarter of 2024.
Velocity Outdoor

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$29,040	$28,809	$231	0.8%	%

Net sales for the three months ended September 30, 2025 were $29.0 million, an increase of $0.2 million or 0.8%, compared to net sales of $28.8 million in the same period in 2024. The increase in net sales for the three months ended September 30, 2025 was primarily driven by increased archery sales through dealer and distributor channels.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$2,912		$1,486		$1,426	96.0%	%

Segment operating margin	10.0%	%	5.2%	%	4.9%
Segment operating income for the three months ended September 30, 2025 was $2.9 million compared to segment operating income of $1.5 million for the same period in 2024. Segment operating margin was 10.0% in the third quarter of 2025 as compared to 5.2% in the third quarter 2024. Gross profit increased quarter over quarter with gross profit of $9.3 million in the third quarter of 2025 as compared to $8.9 million in the third quarter of 2024, and selling, general and administrative expense as a percentage of net sales decreased to 17.5% in the third quarter of 2025 as compared to 21.0% in the third quarter of 2024. The decrease in selling, general and administrative expense as a percentage of net sales was due to a decrease in discretionary spending in general and administrative expense.
Industrial Businesses
Altor Solutions

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$79,824	$52,129	$27,695	53.1%	%

Net sales for the quarter ended September 30, 2025 were $79.8 million, an increase of $27.7 million, or 53.1%, compared to net sales of $52.1 million in the quarter ended September 30, 2024. The increase in net sales during the quarter was driven by the acquisition of Lifoam in October 2024. Lifoam contributed $38.9 million in net sales in the third quarter of 2025. The increase in net sales attributable to Lifoam was offset by lower sales due to reduced demand in the industrial white goods market and shifting market conditions in the perishable and cold chain markets.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$5,166		$6,003		$(837)	(13.9)%	%

Segment operating margin	6.5%	%	11.5%	%	(5.0)%
Segment operating income was $5.2 million in the three months ended September 30, 2025, a decrease of $0.8 million as compared to the three months ended September 30, 2024. Segment operating margin was 6.5% in the third quarter of 2025 as compared to 11.5% in the third quarter of 2024, with the decrease driven by a reduction in fixed cost of goods sold coverage due to lower sales levels on the non-Lifoam portion of the business and increases in selling, general and administrative costs related to the acquisition and integration activities.
Arnold

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$37,686	$46,103	$(8,417)	(18.3)%	%

Net sales for the three months ended September 30, 2025 were approximately $37.7 million, a decrease of $8.4 million compared to net sales of $46.1 million in the same period in 2024. The decrease in net sales is primarily a result of lower demand in various markets and material and production restraints.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$1,229		$5,425		$(4,196)	(77.3)%	%

Segment operating margin	3.3%	%	11.8%	%	(8.5)%
Segment operating income for the three months ended September 30, 2025 was approximately $1.2 million, a decrease of $4.2 million when compared to the same period in 2024. The decrease in segment operating income was driven by the decrease in revenue, unfavorable product mix and executive transition costs. Segment operating margin was 3.3% in the third quarter of 2025 as compared to 11.8% in the third quarter of 2024.
Sterno

	Three months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$73,460	$85,187	$(11,727)	(13.8)%	%

Net sales for the three months ended September 30, 2025 were approximately $73.5 million, a decrease of $11.7 million, or 13.8%, compared to net sales of $85.2 million in the same period in 2024. The net sales variance reflects a decrease in sales volume attributed to non-recurring customer promotional activity as compared to the prior year and category softness in the home fragrance product line.

	Three months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$9,815		$6,971		$2,844		40.8%	%

Segment operating margin	13.4%	%	8.2%	%	5.2%	%

Segment operating income for the three months ended September 30, 2025 was approximately $9.8 million, an increase of $2.8 million compared to the three months ended September 30, 2024, driven by an increase in gross margin and reduced amortization expense for intangibles that have been fully amortized (amortization expense decreased $1.5 million quarter over quarter). Gross profit as a percentage of net sales was 30.4% in the third quarter of 2025 as compared to 24.8% in the third quarter of 2024, driven by lower material costs and overhead. Segment operating margin was 13.4% in the third quarter of 2025 as compared to 8.2% in the third quarter of 2024.

Consolidated Results of Operations - Year-to-Date
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024 (as restated)
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Nine months ended
	September 30, 2025			September 30, 2024
				(As Restated)
Net revenues	$1,405,027	100.0%	%	$1,294,084	100.0%	%
Cost of revenues	792,739	56.4%	%	734,314	56.7%	%
Gross profit	612,288	43.6%	%	559,770	43.3%	%
Selling, general and administrative expense	491,804	35.0%	%	421,264	32.6%	%
Management fees	54,111	3.9%	%	55,314	4.3%	%
Amortization expense	69,722	5.0%	%	71,317	5.5%	%
Impairment expense	31,515	2.2%	%	8,182	0.6%	%
Operating loss	(34,864)	(2.5)%	%	3,693	0.3%	%
Interest expense	(136,668)	(9.7)%	%	(86,483)	(6.7)%	%
Amortization of debt issuance costs	(2,922)	(0.2)%	%	(3,014)	(0.2)%	%
Loss on debt modification	(2,827)	(0.2)%	%	—	— %	%
Loss on sale of Crosman	—	— %	%	(24,218)	(1.9)%	%
Other income (expense)	(14,311)	(1.0)%	%	(125,853)	(9.7)%	%
Loss from continuing operations before income taxes	(191,592)	(13.6)%	%	(235,875)	(18.2)%	%
Provision for income taxes	25,659	1.8%	%	21,475	1.7%	%
Net loss from continuing operations	$(217,251)	(15.5)%	%	$(257,350)	(19.9)%	%

Net revenues

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$404,052	$387,393	$16,659	4.3%	%
BOA	141,187	142,670	(1,483)	(1.0)%	%
Lugano	70,966	37,087	33,879	91.4%	%
PrimaLoft	61,794	61,518	276	0.4%	%
The Honey Pot Co.	103,716	75,892	27,824	36.7%	%
Velocity	57,454	77,419	(19,965)	(25.8)%	%
Total Branded Consumer	$839,169	$781,979	$57,190	7.3%	%
Altor	239,386	157,746	81,640	51.8%	%
Arnold	110,126	130,545	(20,419)	(15.6)%	%
Sterno	216,346	223,814	(7,468)	(3.3)%	%
Total Industrial	$565,858	$512,105	$53,753	10.5%	%
Consolidated net revenues	$1,405,027	$1,294,084	$110,943	8.6%	%
Consolidated net revenues for the nine months ended September 30, 2025 increased by approximately $110.9 million, or 8.6%, compared to the corresponding period in 2024. During the nine months ended September 30, 2025 compared to 2024, we saw notable increases in net revenues at 5.11 ($16.7 million increase), Lugano ($33.9 million increase), The Honey Pot Co. ($27.8 million increase), and Altor ($81.6 million increase). The Honey Pot Co. was acquired on January 31, 2024 and had an incremental revenue increase of $17.2 million year over year on a pro forma basis. The increase in net revenue at Altor was attributable to the acquisition of Lifoam in October 2024. These increases in net revenue were offset by decreases in net revenue at Velocity ($20.0 million decrease, primarily as a result of the sale of Crosman), Arnold ($20.4 million decrease), and Sterno ($7.5 million decrease). Refer to "Results of Operations - Operating Segments - Year-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		(As Restated)
5.11	$217,457	$208,137	$9,320	4.5%	%
BOA	90,510	88,951	1,559	1.8%	%
Lugano	39,916	22,109	17,807	80.5%	%
PrimaLoft	39,477	38,737	740	1.9%	%
The Honey Pot Co.	57,655	36,805	20,850	56.6%	%
Velocity	17,609	20,984	(3,375)	(16.1)%	%
Total Branded Consumer	$462,624	$415,723	$46,901	11.3%	%
Altor	61,929	47,280	14,649	31.0%	%
Arnold	25,656	37,954	(12,298)	(32.4)%	%
Sterno	62,079	58,813	3,266	5.6%	%
Total Industrial	$149,664	$144,047	$5,617	3.9%	%

Consolidated gross profit	$612,288		$559,770		$52,518	9.4%	%

Gross Margin
Branded Consumer	55.1%	%	53.2%	%	2.0%
Industrial	26.4%	%	28.1%	%	(1.7)%
Consolidated gross margin	43.6%	%	43.3%	%	0.3%
On a consolidated basis, gross profit increased approximately $52.5 million during the nine months ended September 30, 2025 compared to the corresponding period in 2024. We saw notable increases in gross profit at 5.11 ($9.3 million increase) and Lugano ($17.8 million increase) that correlates with the increase in net revenue in the first nine months of 2025. The Honey Pot Co. had an $20.9 million increase in gross profit that was partially attributable to the timing of its acquisition on January 31, 2024 and therefore only eight months of activity are included in the nine months ended September 30, 2024, and partially attributable to the increase in net revenues during the period. Altor had a $14.6 million increase in gross profit that is attributable to the timing of its acquisition of Lifoam on October 1, 2024. We saw decreases in gross profit at Velocity ($3.4 million decrease, primarily as a result of the sale of Crosman) and Arnold ($12.3 million decrease) that corresponded to the decrease in net revenue noted above. Gross profit as a percentage of net revenues was approximately 43.6% in the nine months ended September 30, 2025 and 43.3% the nine months ended September 30, 2024. Our branded consumer businesses had gross profit as a percentage of net revenues of 55.1% in the nine months ended September 30, 2025 as compared to 53.2% in the nine months ended September 30, 2024, while our industrial businesses had gross profit as a percentage of net revenues of 26.4% in the nine months ended September 30, 2025 as compared to 28.1% in the nine months ended September 30, 2024. The decrease in gross profit as a percentage of net revenues at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base due to the decrease in sales.
Selling, general and administrative expense

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Selling, general and administrative expense	$491,804	$421,264	$70,540	16.7%	%

Consolidated selling, general and administrative expense increased approximately $70.5 million during the nine months ended September 30, 2025, compared to the corresponding period in 2024, driven primarily by increases at Corporate ($36.0 million increase), 5.11 ($8.5 million increase) due to by non-recurring payroll costs associated with restructuring, higher performance-based bonuses, and increased marketing investments to support sales growth, Lugano ($12.5 million increase) due to increases in marketing expenses as well as personnel costs and rent expense associated with the opening of its Chicago salon in the second quarter of 2025, The Honey Pot Co. ($5.7 million increase) due to increased marketing investments, and Altor ($11.9 million increase) due to the acquisition of Lifoam in the fourth quarter of 2024. The increase in selling, general and administrative expense was partially offset by a decrease in expense at Velocity after their disposition of the Crosman product line in the second quarter of 2024.
At the corporate level, general and administrative expense was $50.4 million in the nine months ended September 30, 2025 and $14.4 million in the nine months ended September 30, 2024. The increase in corporate general and administrative expense in the first nine months of 2025 related to the ongoing costs of an investigation at our Lugano subsidiary. The Company incurred $36.7 million in the nine months ended September 30, 2025 related to the investigation at Lugano, which began in April 2025. The Company also saw increased legal and professional fees incurred during the first nine months of 2025, offset by decreases in salary and bonus expense. The Company will continue to incur significant costs related to the Lugano investigation during the remainder of 2025.

Management fees

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Management fees	$54,111	$55,314	$(1,203)	(2.2)%	%

Under the Management Services Agreement ("MSA"), we pay CGM (i) a base management fee equal to (a) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (b) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (c) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more and (ii) an incentive management fee equal to 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s board of directors. For the nine months ended September 30, 2025, we incurred approximately $54.1 million in management fees as compared to $55.3 million in fees in the nine months ended September 30, 2024. The Management fee incurred in the nine months ended September 30, 2025 and 2024 reflects the amount incurred prior to the restatement of the Company's financial statements as the Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the nine months ended September 30, 2025 and 2024 reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements.
In connection with the entry into the Third Amendment on July 5, 2025, the Credit Agreement was modified to (i) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $5.0 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. The amount of management fees paid during the second quarter of 2025 was also limited by the First Forbearance Agreement to no more than $10.5 million by the LLC and no more than $2.0 million by the LLC's subsidiaries.
Refer to "Note O - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.
Amortization expense

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		(As Restated)
Amortization expense	$69,722	$71,317	$(1,595)	(2.2)%	%

Amortization expense for the nine months ended September 30, 2025 decreased $1.6 million as compared to the nine months ended September 30, 2024 due to the reduction in expense associated with the sale of Crosman in the second quarter of 2024, the reduction in intangible assets at Lugano resulting from the restatement and certain intangibles at Sterno that were fully amortized in 2024, partially offset by the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lifoam, the add-on acquisition that Altor completed in the fourth quarter of 2024.
Impairment expense

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Impairment expense	$31,515	$8,182	$23,333	285.2%	%

As a result of the preliminary findings of the Lugano Investigation, the Company determined that a triggering event had occurred in the second quarter of 2025 and tested the long-lived assets of Lugano for impairment. The impairment testing indicated that the fair value of the assets was less than the carrying value and the Company recorded impairment expense to write the long-lived assets down to fair value. The write down of the long-lived assets resulted in the Company recording impairment expense of $29.5 million related to property, plant and equipment and $1.9 million related to right-of-use assets in the quarter ended June 30, 2025. The right-of-use asset related to a retail salon in Toronto, Canada which had not yet opened. In the prior year, Velocity performed an impairment test of its goodwill as part of the annual impairment test at March 31, 2024. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the quarter ended March 31, 2024.
Interest expense, net

	Nine months ended
	September 30, 2025	September 30, 2024	(Increase) Decrease
		(As Restated)
Interest expense	(136,668)	(86,483)	$(50,185)	58.0%	%

We recorded interest expense totaling $136.7 million for the nine months ended September 30, 2025 compared to $86.5 million for the comparable period in 2024, an increase of $50.2 million. As consideration for entering into Indenture Forbearance Agreement, the LLC agreed to pay to each holder of Notes such holder’s pro rata share of (a) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (b) additional interest, paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00% per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025. The Company recorded $22.8 million in paid-in-kind interest expense in the third quarter of 2025 related to the upfront fee required by the Indenture Forbearance Agreement, and accrued approximately $11.5 million related to the increase in interest rate during the third quarter of 2025.
The interest expense also reflects an increase of $11.9 million in interest expense related to financing arrangements at our Lugano business.
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
Loss on sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman Corporation ("Crosman"), its airgun product division. Velocity received net proceeds of approximately $58.5 million related to the sale of Crosman, which was used to repay amounts outstanding under the intercompany credit agreement. The Company recorded a loss on the sale of Crosman totaling $24.2 million in 2024.
Other income (expense)

	Nine months ended
	September 30, 2025	September 30, 2024	(Increase) Decrease
		(As Restated)
Other expense	(14,311)	(125,853)	$111,542	(88.6)%	%

For the nine months ended September 30, 2025, we recorded $14.3 million in other expense as compared to $125.9 million in other expense in the nine months ended September 30, 2024, a decrease in expense of $111.5 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. The other expense in the nine months ended September 30, 2024 primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($121.5 million in expense in the nine months ended September 30, 2024). A significant portion of the expense associated with the Lugano financing arrangements was recognized in the historical restatement period (the years ending December 31, 2024, 2023 and 2022) which resulted in limited impact in the current year, primarily in the first quarter of 2025. In the nine months ended September 30, 2024, the expense reflected a non-recurring loss on an equity method investment at Altor Solutions.
Income taxes

	Nine months ended
	September 30, 2025		September 30, 2024	Increase (Decrease)
			(As Restated)
Provision for income taxes	$25,659		$21,475	$4,184	19.5%	%

Effective tax rate	(13.4)%	%	(9.1)% %
We had an income tax provision of $25.7 million during the nine months ended September 30, 2025 compared to an income tax provision of $21.5 million during the same period in 2024, an increase of $4.2 million due to the increase in income from continuing operation before income taxes. Our effective tax rate in the nine months ended September 30, 2025 was (13.4)%, compared to an effective income tax rate of (9.1)% during the same period in 2024. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In the current year, the Trust recognized approximately $9.9 million related to income from the tax effect of the Indenture Forbearance Agreement. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate in the nine months ended September 30, 2025 was state income taxes and the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries, while in the prior year, the most significant impact on the effective tax rate was the impairment expense recognized at Velocity in the first quarter of 2024, the loss on the sale of Crosman in the second quarter of 2024 and the limitations on the net operating loss carryforwards and utilization of tax credits at our subsidiaries.
Results of Operations - Operating Segments - Year-to-Date
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Branded Consumer Businesses
5.11

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$404,052	$387,393	$16,659	4.3%	%

Net sales for the nine months ended September 30, 2025 were $404.1 million as compared to net sales of $387.4 million for the nine months ended September 30, 2024, an increase of $16.7 million, or 4.3%. The increase was driven primarily by a $14.1 million increase in domestic wholesale sales, reflecting strong demand and the fulfillment of large contracts; a $7.8 million increase in direct-to-consumer sales, resulting from higher full-price sales of new products; and a $0.5 million increase in international sales, supported by continued demand across key markets. These increases were partially offset by a $4.2 million decline in direct-to-agency sales, due to the timing of large contracts.

	Nine months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$34,595		$33,803		$792	2.3%	%

Segment operating margin	8.6%	%	8.7%	%	(0.2)%
Segment operating income for the nine months ended September 30, 2025 was $34.6 million, an increase of $0.8 million when compared to segment operating income of $33.8 million for the same period in 2024. The increase in segment operating income was driven by higher net sales and comparable gross margin performance, offset by increased selling, general and administrative expenses, primarily driven by non-recurring payroll costs associated with restructuring, higher performance-based bonuses, and increased marketing investments to support sales growth. Segment operating margin was 8.6% in the nine months ended September 30, 2025 and 8.7% in the nine months ended September 30, 2024.
BOA

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$141,187	$142,670	$(1,483)	(1.0)%	%

Net sales for the nine months ended September 30, 2025 were $141.2 million as compared to net sales of $142.7 million for the nine months ended September 30, 2024, a decrease of $1.5 million, or 1.0%. Sales increased across key industries including Cycling, Workwear, Helmets, Outdoor, and Snow Sports, offset by reduced kids-based business in China. This continued momentum was primarily a result of market share gains in many of BOA's key industries.

	Nine months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$38,499		$36,490		$2,009	5.5%	%

Segment operating margin	27.3%	%	25.6%	%	1.7%
Segment operating income for the nine months ended September 30, 2025 was $38.5 million, an increase of $2.0 million when compared to segment operating income of $36.5 million for the same period in 2024. The increase in segment operating income was driven by improved product margins and reduced employee costs related to BOA’s bonus plan. Segment operating margin was 27.3% in the nine months ended September 30, 2025 and 25.6% in the nine months ended September 30, 2024. The increase in operating margin in the current year was driven by improved gross profit margin.
Lugano

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		(As Restated)
Net sales	$70,966	$37,087	$33,879	91.4%	%

Net sales for the nine months ended September 30, 2025 were $71.0 million an increase of approximately $33.9 million, or 91.4%, compared to net sales of $37.1 million in the nine months ended September 30, 2024. In the current year, Lugano had stronger same store sales growth. Lugano opened its London, England salon in the second quarter of 2024 and expanded its presence in Europe through that salon in the current year, and opened a retail store in Chicago in June 2025.

	Nine months ended
	September 30, 2025		September 30, 2024	Increase (Decrease)
			(As Restated)
Segment operating loss	$(71,228)		$(45,376)	$(25,852)	57.0%	%

Segment operating margin	(100.4)%	%	(122.4)% %	22.0%
Segment operating loss increased during the nine months ended September 30, 2025 to $71.2 million, as compared to $45.4 million in the corresponding period in 2024. In the current year, Lugano recorded $31.5 million in impairment expense related to long-lived assets and a right-of-use asset, resulting in the higher segment operating loss in the current year. Segment operating margin was (100.4)% in the nine months ended September 30, 2025 as compared to (122.4)% in the nine months ended September 30, 2024.
PrimaLoft

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$61,794	$61,518	$276	0.4%	%

Net sales for the nine months ended September 30, 2025 were $61.8 million, an increase of $0.3 million as compared to net sales of $61.5 million for the nine months ended September 30, 2024. The increase in net sales in the current period versus the nine months ended September 30, 2024 is attributable to new programs with European and Asia brand partners resulting in an increase in sales for the first three quarters of 2025 compared to the first three quarters of 2024, offset by a pullback in orders from PrimaLoft's brand partners as they remain cautious due to the economic uncertainties from the evolving tariff policy in the United States.

	Nine months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$7,190		$6,760		$430	6.4%	%

Segment operating margin	11.6%	%	11.0%	%	0.6%
Segment operating income for the nine months ended September 30, 2025 was $7.2 million, an increase of $0.4 million when compared to segment operating income of $6.8 million for the same period in 2024, driven by the increase in net sales. Segment operating margin was 11.6% in the first nine months of 2025 as compared to 11.0% in the first nine months of 2024.
The Honey Pot Co.
In the following results of operations, we provide comparative proforma results of operations for The Honey Pot Co. for the nine months ended September 30, 2025 and September 30, 2024 as if we had acquired the business on January 1, 2024. The results of operations that follow include relevant proforma adjustments for the pre-acquisition period and explanations where applicable. The operating results for The Honey Pot Co. have been included in the consolidated results of operation from the date of acquisition on January 31, 2024.
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

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
		Pro forma
Net sales	$103,716	$86,563	$17,153	19.8%	%

Net sales for the nine months ended September 30, 2025 were $103.7 million, an increase of $17.2 million or 19.8% from net sales of $86.6 million for the nine months ended September 30, 2024. The increase in net sales is primarily due to strong volume growth due to market share gain in the Period Care product line, particularly in mass retail, drugstores and online. Overall, volume and share growth continues to be fueled by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.

	Nine months ended
	September 30, 2025		September 30, 2024	Increase (Decrease)
			Pro forma
Segment operating income (loss)	$11,196		$(403)	$11,599	(2878.2)%	%

Segment operating margin	10.8%	%	(0.5)% %	11.3%
Segment operating income for the nine months ended September 30, 2025 was $11.2 million, an increase of $11.6 million when compared to segment operating loss of $0.4 million for the same period in 2024. Segment operating income in the first nine months of 2024 included certain non-recurring expenses related to the acquisition of The Honey Pot Co. in January 2024, including $3.8 million of inventory step-up amortization expense and $3.5 million in acquisition costs. Segment operating margin in the first nine months of 2025 was 10.8% as compared to (0.5)% in the first nine months of 2024, with the increase attributable to the increase in net sales and the non-recurring expenses incurred in the prior year.
Velocity Outdoor
On April 30, 2024, Velocity Outdoor sold its Crosman airgun product division. The results of operations for the nine months ended September 30, 2024 presented below include the results from the Crosman airgun product division through the date of sale.

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$57,454	$77,419	$(19,965)	(25.8)%	%

Net sales for the nine months ended September 30, 2025 were $57.5 million, a decrease of $20.0 million or 25.8%, compared to net sales of $77.4 million in the same period in 2024. The decrease in net sales for the nine months ended September 30, 2025 was driven by the divestiture of Crosman. The remaining product categories, which consist of the archery and hunting apparel product categories, increased 13.6% compared to the same period in 2024 due to increased archery sales across all channels.

	Nine months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating loss	$(824)		$(12,873)		$12,049	(93.6)%	%

Segment operating margin	(1.4)%	%	(16.6)%	%	15.2%
Segment operating loss for the nine months ended September 30, 2025 was $0.8 million compared to segment operating loss of $12.9 million for the same period in 2024. The loss in the prior year was driven primarily by the goodwill impairment expense of $8.2 million recognized in the first quarter of 2024 and absorption of overhead on reduced sales after the sale of Crosman in June 2024. Segment operating margin was (1.4)% in the nine months ended September 30, 2025 as compared to (16.6)% in the nine months ended September 30, 2024. Despite an improvement in gross margin in the first nine months of 2025 as compared to the comparable period in 2024 attributable to the sale of the Crosman product line, the decrease in net sales led to a decrease in operating expense leverage, with selling, general and administrative expense as a percentage of net sales of 25.2% in the nine months ended September 30, 2025 as compared to 26.0% in the nine months ended September 30, 2024.
Industrial Businesses
Altor Solutions

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$239,386	$157,746	$81,640	51.8%	%

Net sales for the nine months ended September 30, 2025 were $239.4 million, an increase of $81.6 million, or 51.8%, compared to net sales of $157.7 million in the nine months ended September 30, 2024. The increase in net sales during the period was driven by the acquisition of Lifoam in October 2024. Lifoam contributed $111.2 million in net sales in the first nine months of 2025. The increase in net sales attributable to Lifoam was offset by lower sales due to reduced demand in the industrial white goods market, shifting market conditions in the perishable and cold chain markets, and supplier diversification initiatives undertaken by several of Altor's customers.

	Nine months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$17,418		$17,787		$(369)	(2.1)%	%

Segment operating margin	7.3%	%	11.3%	%	(4.0)%
Segment operating income was $17.4 million in the nine months ended September 30, 2025, a decrease of $0.4 million as compared to the nine months ended September 30, 2024. Segment operating margin was 7.3% in the first nine months of 2025 as compared to 11.3% in the first nine months of 2024, with the decrease driven by a reduction in fixed cost of goods sold coverage due to lower sales levels on the non-Lifoam portion of the business, increases in selling, general and administrative costs related to the acquisition and integration activities and increases in amortization expense related to the Lifoam acquisition. Gross profit as a percentage of net sales was 25.9% in the nine months ended September 30, 2025 and 30.0% in the nine months ended September 30, 2024, while selling, general and administrative expense as a percentage of net sales was 14.0% in the nine months ended September 30, 2025 as compared to 13.8% in the nine months ended September 30, 2024.
Arnold

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$110,126	$130,545	$(20,419)	(15.6)%	%

Net sales for the nine months ended September 30, 2025 were approximately $110.1 million, a decrease of $20.4 million compared to net sales of $130.5 million in the same period in 2024. The decrease in net sales is primarily a result of lower demand in various markets, delays in production startup at new facilities and material and production restraints.

	Nine months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$497		$14,905		$(14,408)	(96.7)%	%

Segment operating margin	0.5%	%	11.4%	%	(11.0)%
Segment operating income for the nine months ended September 30, 2025 was approximately $0.5 million, a decrease of $14.4 million when compared to the same period in 2024. The decrease in segment operating income was driven by the sales shortfall, unfavorable product mix, executive transition costs and non-recurring move related expenses. Segment operating margin was 0.5% in the first nine months of 2025 as compared to 11.4% in the first nine months of 2024.

Sterno

	Nine months ended
	September 30, 2025	September 30, 2024	Increase (Decrease)
Net sales	$216,346	$223,814	$(7,468)	(3.3)%	%

Net sales for the nine months ended September 30, 2025 were approximately $216.3 million, a decrease of $7.5 million, or 3.3%, compared to net sales of $223.8 million in the same period in 2024. The net sales variance reflects a decrease in sales volume attributed to non-recurring customer promotional activity as compared to the prior year and category softness in both the food service and home fragrance product line resulting from the impact of tariffs on pricing.

	Nine months ended
	September 30, 2025		September 30, 2024		Increase (Decrease)
Segment operating income	$27,284		$19,626		$7,658		39.0%	%

Segment operating margin	12.6%	%	8.8%	%	3.8%	%
Segment operating income for the nine months ended September 30, 2025 was approximately $27.3 million, an increase of $7.7 million compared to the nine months ended September 30, 2024, driven primarily by an increase in gross profit of $3.3 million and reduced amortization expense for intangibles that have been fully amortized (amortization expense decreased $4.5 million year over year). Segment operating margin was 12.6% in the first nine months of 2025 as compared to 8.8% in the first nine months of 2024.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on the preferred shares of the Trust, and strategic growth initiatives, including potential acquisitions. In connection with the Lugano Investigation, we have incurred unanticipated costs for accounting, financing and legal fees in connection with the restatements, including those associated with our entry into forbearance agreements with respect to our credit agreement and indentures due to potential defaults or events of default thereunder. We expect to continue to incur costs, including financing and legal fees related to our financing arrangements and costs related to ongoing securities litigation, resulting from the Lugano Investigation and the restatement of our previously issued financial statements.
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment to its existing Credit Agreement. The Amendment modified the LLC’s Third Amended and Restated Credit Agreement, dated as of July 12, 2022, as amended, among the LLC, the Lenders, the Administrative Agent and the other financial institutions party thereto (the “Credit Agreement”), to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million on the date of the Amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million which was able to be reduced or terminated by the LLC upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan were to be used for new acquisitions, working capital, capital expenditures and other general corporate purposes. The Company did not utilize the delayed draw feature and it expired on July 9, 2025.
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

On May 22, 2025, the LLC entered into a Forbearance Agreement and Second Amendment to Credit Agreement (refer to Note H - Debt). Under the Forbearance Agreement and Second Amendment to Credit Agreement, the lenders under the 2022 Credit Facility agreed to honor requests for credit extensions from the Company for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions would not cause the lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $40 million.

In addition to the forbearance of the lenders, the Forbearance Agreement and Second Amendment to Credit Agreement also amended the 2022 Credit Facility to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that were able to be paid by the Company to the Manager to no more than $10.5 million per fiscal quarter (with the amount of such management fees that cannot be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the Company’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the Company into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the Company; (vi) prohibit certain acquisitions and dispositions; and (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the Company to the Administrative Agent, for the account of the lenders, which payments would be applied to the outstanding revolving loans owing by the Company.
On May 27, 2025, the Company announced the suspension of future distributions on the common shares of the Trust until such time as the Company’s board of directors deems it appropriate to resume such distributions.
On July 25, 2025, the LLC entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (the “Third Amendment”). Under the Third Amendment, the Lenders would honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions would not cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. During the

Second Forbearance Period, the LLC could make Restricted Payments (as defined in the Credit Agreement), including any dividend or other distribution with respect to equity interests, if, after giving effect to any indebtedness incurred in connection with such payment (a) all cash of the LLC on deposit with the Administrative Agent or subject to a qualifying control account, plus (b) unused borrowing availability, is not less than $10 million; provided, however, that the forgoing is not the exclusive method by which the LLC was able to make Restricted Payments.
In addition to the forbearance of the Lenders described above, the Third Amendment also amended the Credit Agreement to (i) limit the management fees that were able to be paid by the LLC to the Manager to no more than $5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter.
On August 29, 2025, the LLC entered into a Forbearance Agreement (the “Indenture Forbearance Agreement”) with certain holders of the Notes (collectively, the “Supporting Holders”) and, for certain limited purposes described therein, the Trustee, pursuant to which, during the Indenture Forbearance Period (as defined above), the Supporting Holders agreed to forbear, and to direct the Trustee to forbear, from exercising rights and remedies available to them with respect to (i) actual or potential defaults or events of default under the Indentures resulting from any breach of the Indentures’ requirement to provide certain financials within specified time periods, and (ii) any other default or event of default mutually agreed upon between the Supporting Holders and the LLC in writing and delivered to the Trustee (events (i) and (ii), collectively, the “Specified Defaults”). As consideration for entering into Indenture Forbearance Agreement, the LLC agreed to pay to each holder of Notes such holder’s pro rata share of (a) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (b) additional interest, paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00% per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025.
As of September 30, 2025, we had $1,017.5 million of indebtedness associated with our 5.250% 2029 Notes, $305.3 million of indebtedness associated with our 5.000% 2032 Notes, $560.0 million outstanding on our 2022 Term Loan and $6.0 million outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility upon its maturity date, and principal payments under our 2022 Term Loan. The 2022 Term Loan requires quarterly payments commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date. At September 30, 2025, approximately 30% of our outstanding debt was subject to interest rate changes.
At September 30, 2025, we had approximately $61.1 million of cash and cash equivalents on hand, an increase of $1.5 million as compared to the year ended December 31, 2024. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Net availability under the 2022 Revolving Credit Facility after giving effect to the Third Amendment and during the Second Forbearance Period at September 30, 2025 was $30.0 million.
Below is a summary of the change in cash and cash equivalents for the nine months ended September 30, 2025 and 2024 is as follows :

	Nine months ended
	September 30, 2025	September 30, 2024
(in thousands)		(As Restated)
Net cash provided by (used in):
Operating activities	$(53,834)	$(134,980)
Investing activities	(33,084)	(352,251)
Financing activities	86,055	108,252
Effect of exchange rates on cash and cash equivalents	2,343	449
Net increase (decrease) in cash and cash equivalents	$1,480	$(378,530)

Going Concern
In its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025, filed with the Securities and Exchange Commission (the "SEC") on December 18, 2025 and December 29, 2025, respectively, and its 2024 Annual Report on Form 10-K/A filed with the SEC on December 8, 2025, the Company disclosed that it was not in compliance with certain financial and other covenants under its 2022 Credit Facility, and that its forbearance agreement providing relief for such events of noncompliance was scheduled to expire on December 19, 2025. On December 19, 2025, the Company entered into the Fifth Amendment to its 2022 Credit Facility, which waived all existing events of default and reset certain financial covenants under the 2022 Credit Facility. Accordingly, as of the date of filing this Form 10-Q, the Company is in compliance with the non-financial covenants under its 2022 Credit Facility, as amended.
The 2022 Credit Facility provides that the financial covenants thereunder will not be tested again until the Company’s prepares and files its consolidated financial statements for the fiscal year ended December 31, 2025, which the Company expects to occur on or before March 31, 2026. In evaluating the Company’s ability to continue as a going concern under Accounting Standard Codification Topic (ASC) 205, Presentation of Financial Statements - Going Concern (ASC 205-40) (which requires consideration of conditions and events within one year after the date these consolidated financial statements are issued), management considered, among other matters, the Company’s recent covenant noncompliance, the timing of the next financial-covenant test, and the Company’s projected operating results and leverage for the evaluation period. These projections are subject to significant uncertainty and are sensitive to, among other factors, operating performance, working capital requirements, and the Company’s ability to achieve planned initiatives. Additionally, even if the Company is in compliance with the reset financial covenants under the Fifth Amendment, pursuant to a letter agreement entered into in connection with the Fifth Amendment, if the Company does not maintain a Consolidated Total Leverage Ratio (as defined in the Credit Facility) of less than 4.50:1.00 as of specified quarter-end dates beginning with the fiscal quarter ending June 30, 2026, the Company will be required to pay milestone fees to the administrative agent for the ratable benefit of the lenders in amounts that increase over time, subject to certain conditions.
If the Company were unable to comply with the amended financial covenants when next tested and is otherwise unable to obtain amendments, waivers, or other relief, the lenders under the 2022 Credit Facility could exercise available remedies, including but not limited to declaring borrowings due and payable, discontinuing further lending commitments, imposing cash-management controls, and instructing customers to remit payments directly to the administrative agent. If borrowings under the 2022 Credit Facility were accelerated and the acceleration were not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of the 5.250% Senior Notes due 2029 (the “2029 Notes” or “2029 Senior Notes”) and 5.000% Senior Notes due 2032 (the “2032 Notes” or “2032 Senior Notes”) would have the right to declare the notes due and payable in accordance with the applicable indentures.
Although the Fifth Amendment provides relief from existing events of default, it does not eliminate the risk that the Company may be unable to comply with the amended covenants when they are next tested. Any additional amendments, waivers, or other relief that may be required are not solely within the Company’s control and therefore cannot be considered a probable mitigating plan for purposes of alleviating substantial doubt under ASC 205-40. Accordingly, management has concluded, applying the going-concern guidance under U.S. GAAP, that these conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements included in this Form 10-Q are issued.
The Company is pursuing various operational and financial initiatives intended to strengthen liquidity and reduce leverage, which may include potential subsidiary divestitures, working-capital and cost-reduction actions, potential strategic transactions involving real estate, and actions to maximize recoveries in connection with Lugano’s Chapter 11 proceedings. If successfully executed, these plans (together with expected operating cash flow from the Company’s operating subsidiaries excluding Lugano) could enhance the Company’s ability to continue to operate and meet its obligations; however, because these initiatives are not committed or fully within management’s control, they have not been assumed in the Company’s going concern evaluation and may not be achieved on the timetable necessary to alleviate the substantial doubt described above.
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

Operating Activities:
For the nine months ended September 30, 2025, cash flows used in operating activities totaled approximately $53.8 million, which represents a $81.1 million decrease in cash use compared to cash used in operating activities of $135.0 million during the nine-month period ended September 30, 2024. Cash used in operating activities for working capital for the nine months ended September 30, 2025 was $12.5 million, as compared to cash used in operating activities for working capital of $31.7 million for the nine months ended September 30, 2024. We typically have a higher usage of cash for working capital in the first half of the year as most of our subsidiaries will build up inventories after the fourth quarter of the prior year. The decrease in cash used for working capital in the current year primarily reflects the impact of the Lugano Investigation on inventory purchases at Lugano. In the prior year, Lugano had higher levels of inventory purchases (as restated) while in the current year, there was limited inventory purchases after the Lugano Investigation began in April 2025. Working capital usage at the Company's other eight operating segments was consistent with the prior year.
Investing Activities:
Cash flows used in investing activities for the nine months ended September 30, 2025 totaled $33.1 million, compared to cash used in investing activities of $352.3 million in the same period of 2024. In the prior year, cash used in investing activities reflects our acquisition of The Honey Pot Co. in January 2024 and the proceeds of $58.5 million from the sale of the Crosman division of Velocity Outdoor, while investing activities in the current year is primarily capital expenditures. Capital expenditures spend increased $0.3 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, with $34.2 million in capital expenditures in 2025 and $33.8 million in capital expenditures in 2024. We expect capital expenditures for the full year of 2025 to be between approximately $50 million to $60 million.
Financing Activities:
Cash flows provided by financing activities totaled approximately $86.1 million during the nine months ended September 30, 2025 compared to cash flows provided by financing activities of $108.3 million during the nine months ended September 30, 2024. Financing activities in the current year reflects $58.9 million in Trust preferred shares issued under our at-the-market share offering program while financing activities in the first nine months of 2024 reflects $35.0 million in Trust common and preferred shares issued under our at-the-market share offering program. In the current year, we added an additional $200 million in outstanding term loan, a portion of which was used to repay amounts outstanding under our revolving credit facility. The total net borrowings under the credit facility in the nine months ended September 30, 2025 were $81 million. In the prior year comparable period, we had net borrowings under the credit facility of $46 million. The prior year cash provided by financing activities also reflects the amount of equity investment made by noncontrolling shareholders related to the acquisition of The Honey Pot Co. ($41.7 million). Financing activities in both periods reflect the payment of our preferred share distributions, and prior period financing cash flows includes the payment of the profit allocation from the sale of Marucci to the Allocation Interest Holders of $48.9 million. Financing Activities also reflect payment of the Company's common share distribution of $37.6 million in the nine months ended September 30, 2025 and $56.6 million in the nine months ended September 30, 2024. In the current year, the Company suspended common share distributions in May, therefore no common distribution was made subsequent to May 2025.
Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In the six months ended September 30, 2025 and 2024, the net cash flows provided by these financing arrangements totaled $18.6 million and $57.4 million, respectively.
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
In the third quarter of 2024, we amended the Arnold intercompany credit agreement to increase the amount of the term loan outstanding under the credit agreement. Arnold was in the process of relocating two of their product divisions to a new facility at the time of the amendment. Arnold incurred total expense of approximately $13.0 million in the year ended December 31, 2024, and an additional $0.9 million in costs in the first quarter of 2025 related to the relocation of the two facilities. Arnold exceeded the capital expenditure spend that was permitted under the amendment and was granted a waiver at December 31, 2024, March 31, 2025 and June 30, 2025. At September 30, 2025, Arnold was not in compliance with the fixed charge coverage ratio and leverage ratio covenants contained within its intercompany credit agreement. In the fourth quarter of 2025, we amended the Arnold credit agreement to increase the amount of availability under the revolving credit facility and to waive the covenant violations at September 30, 2025.
In the fourth quarter of 2024, we amended the Altor intercompany credit agreement to increase the amount of the term loan to finance the acquisition of Lifoam on October 1, 2024, and extended the term of the intercompany credit agreement by an additional three years.
In the first quarter of 2025, we amended the Velocity intercompany credit agreement to amend the applicable fixed charge coverage ratio covenant and the applicable Total Debt to EBITDA ratio covenant. Velocity was not in compliance with the fixed charge coverage ratio or leverage ratio in their intercompany credit agreement at September 30, 2025 and was granted a waiver for the covenant violations.
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at September 30, 2025 except Lugano, Velocity and Arnold. Velocity and Arnold received waivers related to the fixed charge ratio and leverage ratio covenants in their intercompany credit agreement. As a result of the restatement of Lugano's historical financial information, Lugano was not in compliance with the covenants in its intercompany credit agreement with the Company at March 31, 2025. On June 6, 2025, the Company issued a Notice of Default to Lugano for failure to comply with the intercompany credit agreement (the "Lugano Defaults"). On August 29, 2025, the Company entered into a forbearance agreement with Lugano (the Lugano Forbearance Agreement"). In accordance with the Lugano Forbearance Agreement, as amended, the Company agreed to forbear from exercising its rights and remedies as a lender under the Lugano intercompany credit agreement due to the Lugano Defaults. The Lugano Forbearance Agreement, as amended, was in effect until November 16, 2025 when Lugano filed for bankruptcy protection.

All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of September 30, 2025, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$164,395
BOA	140,531
Lugano	678,399
PrimaLoft	150,669
The Honey Pot Co.	86,500
Velocity Outdoor	61,900
Altor	172,569
Arnold	87,084
Sterno	59,713
Total intercompany debt	$1,601,760
Corporate and eliminations	(1,601,760)
Total	$—
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
Financing Arrangements
2022 Credit Facility
On July 12, 2022, we entered into the Third Amended and Restated Credit Agreement (as amended from time to time, the "2022 Credit Facility" or the “Credit Agreement”). The 2022 Credit Facility provided for revolving loans, swing line loans and letters of credit up to a maximum aggregate amount of $600 million (the "2022 Revolving Credit Facility") and also permitted the LLC, prior to the applicable maturity date, to increase the revolving loan commitment and/or obtain term loans in an aggregate amount of up to $250 million, subject to certain restrictions and conditions. All amounts outstanding under the 2022 Revolving Credit Facility will become due on July 12, 2027, which is the maturity date of loans advanced under the 2022 Revolving Credit Facility. The 2022 Credit Facility also provided for a $400 million term loan (the “2022 Term Loan”). In January 2025, the Company entered into an amendment of the 2022 Credit Facility to provide for (a) an additional advance of the term loan in the aggregate amount of $200 million on the date of the amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million, which was able to be reduced or terminated by the Company upon five business days’ notice and pursuant to which the Company was able to make no more than two draws by July 9, 2025. The initial $200 million draw was used to reduce the amount outstanding under the 2022 Revolving Credit Facility and for general corporate purposes. The 2022 Term Loan requires quarterly payments commencing September 30, 2022, with a final payment of all remaining principal and interest due on July 12, 2027, which is the 2022 Term Loan’s maturity date.
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
On May 22, 2025, the LLC entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Second Amendment”) to its Credit Agreement. The Second Amendment was by and among the LLC, the lenders party thereto, and the Administrative Agent. The Second Amendment provided that the Administrative Agent and the Lenders would refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on July 25, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Second Amendment; (d) a declaration by any holders of the LLC’s 2029 Senior Unsecured Notes of any default or event of default under the Indenture dated as of March 23, 2021 between the LLC and U.S. Bank National Association, as Trustee; and (e) the declaration by the Trustee or any holder of the 2032 Senior Unsecured Notes of any default or event of default under the Indenture dated as of November 27, 2021 between the Borrower and U.S. Bank National Association, as Trustee (the “First Forbearance Period”).
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
In addition to the forbearance of the lenders described above, the First Forbearance Agreement also amended the Credit Agreement to, among other modifications: (i) reduce the aggregate borrowing amount available for revolving commitments to $100 million; (ii) limit the management fees that could be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments); (iii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter; (iv) restrict investments by the LLC into Lugano to no more than $5 million in the aggregate; (v) impose additional reporting requirements on the LLC; (vi) prohibit certain acquisitions and dispositions; and (vii) require that cash-on hand in excess of $10 million as of the last business day of any week be paid by the LLC to the Administrative Agent, for the account of the lenders, which payments would be applied to the outstanding revolving loans owing by the LLC and (ix) terminate the commitment of the Lenders to advance Incremental Delayed Draw Term Loans. On May 22, 2025, the Manager delivered to the Company a waiver agreeing to the management fee limitations described above.
Second Forbearance Agreement and Third Amendment of Credit Agreement
On July 25, 2025, the LLC entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (the “Third Amendment”) to its Credit Agreement. The Third Amendment was by and among the LLC, the lenders party thereto, and the Administrative Agent.
The Third Amendment provided that the Administrative Agent and the Lenders would refrain from exercising rights and remedies available to them with respect to the Lugano Events of Default until the earliest of: (a) 11:59 p.m. (Eastern Time) on October 24, 2025; (b) the occurrence of any event of default other than a Lugano Event of Default; (c) the breach by the LLC of any covenant or provision of the Third Amendment; (d) a declaration by the trustee or any holders of the LLC’s 2029 Senior Unsecured Notes of any default or event of default under the Indenture dated as of March 23, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration; and (e) the declaration by the trustee or any holder of the 2032 Senior Unsecured Notes of any default or event of default under the Indenture dated as of November 27, 2021 between the LLC and U.S. Bank National Association, as trustee, for which a forbearance agreement was not executed with the LLC within five business days after the date of such declaration (the period from July 25, 2025 through the earliest of events (a) through (e) above, the “Second Forbearance Period”).
During the Second Forbearance Period, the Lenders under the Credit Agreement would honor requests for credit extensions from the LLC for revolving loans composed of term SOFR loans with an applicable rate of 2.50% per annum and an interest period of one month; provided, however, that such credit extensions would not cause the Lenders’ revolving credit exposures (inclusive of letters of credit obligations) to exceed $60 million. Lenders representing at least 50% of the total credit exposure of all Lenders under the Credit Agreement were able, in their discretion, to approve additional revolving borrowings by the LLC in an amount not to exceed an aggregate of $10 million. During the Second Forbearance Period, the LLC was able to make Restricted Payments (as defined in the Credit Agreement), including any dividend or other distribution with respect to equity interests, if, after giving effect to any indebtedness incurred in connection with such payment (a) all cash of the LLC on deposit with the

Administrative Agent or subject to a qualifying control account, plus (b) unused borrowing availability, was not less than $10 million; provided, however, that the forgoing was not the exclusive method by which the LLC was able to make Restricted Payments.
In addition to the forbearance of the Lenders described above, the Third Amendment also amended the Credit Agreement to (i) limit the management fees that were able to be paid by the LLC to CGM to no more than $5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. The Third Amendment contains customary representations and warranties.
Net availability under the 2022 Revolving Credit Facility after giving effect to the First Forbearance Agreement and during the First Forbearance Period was approximately $30.0 million at September 30, 2025. The outstanding borrowings under the 2022 Revolving Credit Facility include $4.0 million of outstanding letters of credit at September 30, 2025, which are not reflected on our balance sheet.
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
2029 Notes
On March 23, 2021, we consummated the issuance and sale of $1,000 million aggregate principal amount of our 5.250% Senior Notes due 2029 (the “2029 Notes” and, together with the 2032 Notes, the “Notes”) offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture” and, together with the 2032 Notes Indenture, the “Indentures”), between the LLC and U.S. Bank National Association, as trustee. The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The 2029 Notes are general unsecured obligations of the LLC and are not guaranteed by our subsidiaries.
Indenture Forbearance Agreement
In connection with the Lugano matters, the LLC maintained regular communication with holders of the LLC’s Notes concerning the existence of the potential for default under the terms of the Indentures in respect of the Lugano matters. To provide the Company with adequate time to complete the restatement of its 2022, 2023, and 2024 financial statements and to file its quarterly reports for the first and second quarters of 2025, on August 29, 2025, the LLC entered into a Forbearance Agreement (the “Indenture Forbearance Agreement”) with certain holders of the Notes (collectively, the “Supporting Holders”) and, for certain limited purposes described therein, the Trustee, pursuant to which, during the Indenture Forbearance Period (as defined below), the Supporting Holders agreed to forbear, and to direct the Trustee to forbear, from exercising rights and remedies available to them with respect to (i) actual or potential defaults or events of default under the Indentures resulting from any breach of the Indentures’ requirement to provide certain financial within specified time periods, and (ii) any other default or event of default mutually agreed upon between the Supporting Holders and the LLC in writing and delivered to the Trustee (events (i) and (ii), collectively, the “Specified Defaults”) until the earliest of: (a) the occurrence or existence of any event of default under the Indentures, other than the Specified Defaults, that is not cured or waived within any applicable grace or cure period under the Indentures; (b) the failure of the LLC to timely comply with any term, condition, or covenant of the Indenture Forbearance Agreement; (c) the termination of the forbearance period provided under the

Second Forbearance Agreement with respect to the Credit Agreement, such forbearance period having not been extended or replaced by another forbearance or similar agreement among the parties thereto within three (3) business days of such termination; (d) the cure of any Specified Default related to any breach of the requirement to provide certain financial information within specified time periods pursuant to Section 4.03 of the Indentures; (e) the LLC’s failure to cause the execution and the delivery of supplemental indentures in respect of each series of Notes substantially in the form provided in the Indenture Forbearance Agreement providing for the payment to the holders of the Notes of the fees specified in the Indenture Forbearance Agreement (or another form reasonably acceptable to the Supporting Holders providing for the payment of the same fees) (the “Supplemental Indentures”), or alternatively the LLC failed to make certain cash fee payment within fifteen business days of August 29, 2025, and (f) 11:59 p.m. ET on October 24, 2025 (the period from August 29, 2025 through the earliest of events (a) through (f) above, the “Indenture Forbearance Period”).
During the Indenture Forbearance Period, the Supporting Holders also agreed (1) in the event that the Trustee or any holder or group of holders of the Notes declared the 2029 Notes and/or the 2032 Notes to be due and payable immediately solely as a result of any Specified Default (an “Acceleration”), the Supporting Holders would (a) deliver written notice and direction to the Trustee to rescind and not seek any remedy under the Indenture in connection with such Acceleration in accordance with the terms of the Indentures and (b) take all other action in the Supporting Holders’ power to cause such Acceleration to be rescinded and cancelled, to the extent permitted by the Indentures, and (2) not to transfer any right, title or interest in their respective Notes, unless (x) such transferee was a party to the Indenture Forbearance Agreement or (y) the transferee executed a joinder agreeing to be bound by the terms of the Indenture Forbearance Agreement if such transferee was not already a party to the Indenture Forbearance Agreement.
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
The Supplemental Indentures: (a) amended and restated Section 2.01(a) of each of the Indentures to (i) require all Notes to be in minimum denominations of $1.00 and integral multiples of $1.00 in excess thereof and (ii) authorize the payment of the PIK Payments (defined below), payable in kind as an increase in the principal amount of the Global Notes (as defined in the Indentures) held by Cede & Co., as nominee for the Depositary (as defined in the Indentures); and (b) added a new Section 4.19 to each of the Indentures (i) requiring the LLC to make (A) a special one-time payment in kind (the “Fixed PIK Payment”) on September 17, 2025 (the “Fixed PIK Payment Date”) in an amount equal to $17.50 per $1,000 of the principal amount of the Notes outstanding to the holders of such Notes as of September 16, 2025; and (B) an additional interest payment on the Notes (the “Interest PIK Payment” and, together with the Fixed PIK Payment, the “PIK Payments”) at a rate of 5.00% per annum for each day during the period beginning on, and including, August 1, 2025 and ending on the earlier of (X) October 24, 2025 and (Y) the date of delivery to the Trustee of restated audited annual financials for fiscal years 2022, 2023, and 2024 and unaudited financials for the first quarter of fiscal year 2025.
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
As a result of the restatement of financial information as of December 31, 2024, 2023, and 2022 and for the fiscal years ended December 31, 2024, 2023, and 2022 as well as the interim periods in the fiscal years ended December 31, 2024, 2023, and 2022, the Company was not in compliance with the financial covenants in the 2022 Credit Facility as of the year ended December 31, 2024, and had not received forbearance or other relief from its lenders as of that date. The Company entered into the First Forbearance Agreement on May 22, 2025, which waived an event of default related to the Company's failure to comply with the financial covenants in the 2022 Credit Facility as of June 30, 2025. The Company entered into the Second Forbearance Agreement on July 25, 2025, which waived an event of default related to the Company's failure to comply with the financial covenants in the 2022 Credit Facility as of September 30, 2025. However, the Company would have been in violation of the financial covenants in the 2022 Credit Facility without the relief granted by the First Forbearance Agreement and the Third Amendment and Second Forbearance Agreement. Accordingly, the Company has classified outstanding borrowings under the 2022 Term Loan and 2022 Revolving Credit facility as current at September 30, 2025 and December 31, 2024 in the Consolidated Financial Statements. Furthermore, because the 2029 Notes and 2032 Notes may have been subject to acceleration had the lenders under the 2022 Credit Facility exercised their acceleration rights, the 2029 Notes and 2032 Notes have also been classified as current at September 30, 2025 and December 31, 2024 in the Condensed Consolidated Financial Statements.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Interest on credit facilities	$29,792	$26,978
Interest on Senior Notes	84,874	50,625
Unused fee on Revolving Credit Facility	1,210	1,516
Other interest expense (1)	21,378	9,263
Interest income	(586)	(1,899)
Interest expense, net	$136,668	$86,483
(1) Other interest expense includes interest amounts related to Lugano financing arrangements.

The following table provides the effective interest rate of the Company’s outstanding debt at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	8.76%	$1,017,500	5.25%	$1,000,000
2032 Senior Notes	8.48%	305,250	5.00%	300,000
2022 Term Loan	6.88%	560,000	7.60%	375,000
2022 Revolving Credit Facility	8.30%	6,000	7.62%	110,000
Unamortized debt issuance costs		(9,898)		(10,710)
Total debt outstanding		$1,878,852		$1,774,290

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

Adjusted EBITDA
Nine months ended September 30, 2025
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(105,368)	$18,392	22,656	$(154,653)	$(4,710)	$2,785	$(5,413)	$492	$(7,395)	$15,963	$(217,251)
Adjusted for:
Provision (benefit) for income taxes	9,601	5,468	3,796	(255)	(511)	846	41	377	1,172	5,124	25,659
Interest expense, net	115,406	(3)	(3)	20,846	(22)	(8)	8	—	444	—	136,668
Intercompany interest	(121,688)	10,910	11,235	48,360	12,180	7,371	5,004	13,980	6,186	6,462	—
Loss on debt modification	2,827	—	—	—	—	—	—	—	—	—	2,827
Depreciation and amortization	(283)	16,746	15,749	3,793	15,950	12,475	4,090	19,787	8,062	10,522	106,891
EBITDA	(99,505)	51,513	53,433	(81,909)	22,887	23,469	3,730	34,636	8,469	38,071	54,794
Other (income) expense	12	(394)	223	13,017	20	18	(478)	2,177	25	(309)	14,311
Noncontrolling shareholder compensation	—	1,738	4,089	2,185	1,753	826	127	726	12	818	12,274
Impairment expense	—	—	—	31,515	—	—	—	—	—	—	31,515
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other (1)	—	—	—	—	—	—	—	5,943	2,359	280	8,582
Adjusted EBITDA	$(99,493)	$52,857	$57,745	$(35,192)	$24,660	$25,188	$3,379	$43,482	$10,865	$38,860	$122,351

(1) Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In the current year, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of two of Arnold's facilities in the United States and costs related to the retirement of the chief executive officer at Arnold. For Altor, other includes the add-back of certain expenses incurred related to restructuring of their facilities after the acquisition of Lifoam.

Adjusted EBITDA
Nine months ended September 30, 2024
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
				(As Restated)							(As Restated)
Net income (loss) from continuing operations	$(27,589)	$18,594	$16,248	$(218,166)	$(5,261)	$(7,764)	$(53,368)	$6,076	$6,169	$7,711	$(257,350)
Adjusted for:
Provision (benefit) for income taxes	—	4,792	3,920	1,041	(1,731)	(2,589)	7,074	3,192	3,182	2,594	21,475
Interest expense, net	77,280	(3)	(16)	8,992	(15)	(28)	53	—	220	—	86,483
Intercompany interest	(115,845)	10,114	15,716	40,417	13,526	7,827	7,620	5,612	5,313	9,700	—
Depreciation and amortization	624	17,198	16,251	3,865	15,987	14,811	6,679	12,250	6,754	14,850	109,269
EBITDA	(65,530)	50,695	52,119	(163,851)	22,506	12,257	(31,942)	27,130	21,638	34,855	(40,123)
Other (income) expense	462	86	22	121,477	5	(5)	25,734	2,722	(9)	(423)	150,071
Noncontrolling shareholder compensation	—	1,630	4,352	1,662	1,823	1,157	556	741	13	354	12,288
Impairment expense	—	—	—	—	—	—	8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	3,479	—	—	—	—	3,479
Integration services fee	—	—	—	—	—	1,750	—	—	—	—	1,750
Other	—	—	—	—	—	90	—	—	880	398	1,368
Adjusted EBITDA (1)	$(65,068)	$52,411	$56,493	$(40,712)	$24,334	$18,728	$2,530	$30,593	$22,522	$35,184	$137,015

(1) As a result of the sale of Ergobaby in December 2024, Adjusted EBITDA does not include $7.7 million that was previously included in the nine months ended September 30, 2024.

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Nine months ended September 30,
	2025	2024
		(As Restated)
Net loss	$(214,925)	$(253,904)
Income from discontinued operations, net of tax	—	101
Gain on sale of discontinued operations, net of tax	2,326	3,345
Net loss from continuing operations	$(217,251)	$(257,350)
Less: loss from continuing operations attributable to noncontrolling interest	(59,700)	(87,480)
Net loss attributable to Holdings - continuing operations	$(157,551)	$(169,870)
Adjustments:
Distributions paid - preferred shares	(27,863)	(18,491)
Amortization expense - intangibles and inventory step-up	69,722	75,006
Impairment expense	31,515	8,182
Loss on sale of Crosman	—	24,218
Tax effect - loss on sale of Crosman	—	7,254
Stock compensation	12,274	12,288
Acquisition expenses	—	3,479
Integration Services Fee	875	1,750
Other	8,582	1,368
Adjusted Earnings	$(62,446)	$(54,816)
Plus (less):
Depreciation expense	34,247	31,249
Income tax provision	25,659	21,475
Interest expense	136,668	86,483
Amortization of debt issuance costs	2,922	3,014
Loss on debt modification	2,827	—
Tax effect - loss on sale of Crosman	—	(7,254)
Income from continuing operations attributable to noncontrolling interest	(59,700)	(87,480)
Distributions paid - preferred shares	27,863	18,491
Other (income) expense	14,311	125,853
Adjusted EBITDA	$122,351	$137,015
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
For the three and nine months ended September 30, 2025 and 2024, the Company incurred the following management fees to CGM, by entity:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
5.11	$250	$250	$750	$750
BOA	250	250	750	750
Lugano (1)	—	188	313	563
PrimaLoft	250	250	750	750
The Honey Pot Co.	250	250	750	500
Velocity	125	125	375	375
Altor	188	188	563	563
Arnold Magnetics	125	125	375	375
Sterno	125	125	375	375
Corporate	14,650	16,882	49,110	50,313
	$16,213	$18,633	$54,111	$55,314
(1) Lugano ceased paying a management fee to CGM upon the Lugano Event of Default (as previously defined) in June 2025.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company estimated the aggregate amount of overpaid management fees as of March 31, 2025 was approximately $42.7 million, which amount will reduce future payments on a dollar-for-dollar basis. The Company's board of directors intends to direct the Company to pursue its right to recover all such excess management fees paid to the Manager as soon as is reasonably practicable in light of the facts and circumstances.
In connection with the entry into the Forbearance Agreement and Second Amendment to Credit Agreement (the “First Forbearance Agreement”) on May 22, 2025, the Credit Agreement was modified to (i) limit the management fees that may be paid by the LLC to Compass Group Management LLC (the "Manager") to no more than $10.5 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that could be paid by the LLC’s subsidiaries to the

Manager to no more than $2.0 million per fiscal quarter. Due to the restrictions imposed by the First Forbearance Agreement, the total amount paid to the Manager for the quarter ended June 30, 2025 was $12.2 million. The difference between the amount of the adjusted management fee due to the Manager of $14.0 million and the actual amount paid of $12.2 million is an underpayment of $1.8 million in the second quarter of 2025. This amount will offset the reduction of future payments to the Manager.
In connection with the entry into the Second Forbearance Agreement and Third Amendment to Credit Agreement (the “Third Amendment”) on July 25, 2025, the Credit Agreement was further modified to (i) limit the management fees that were able to be paid by the LLC to the "Manager to no more than $5.0 million per fiscal quarter (with the amount of such management fees that could not be paid due to this limitation being available to offset any potential future reduction in management fees as a result of any adjustments for deemed overpayments) and (ii) limit the management fees that may be paid by the LLC’s subsidiaries to the Manager to no more than $2.0 million per fiscal quarter. Due to the restrictions imposed by the Third Amendment, the total amount paid to the Manager for the quarter ended September 30, 2025 was $6.6 million. The difference between the amount of the adjusted management fee due to the Manager of $13.8 million and the actual amount paid of $6.6 million is an underpayment of $7.2 million in the third quarter of 2025. This amount will offset the reduction of future payments to the Manager as a result of the restated financial statements for the years ending December 31, 2024, 2023 and 2022, and the revisions made in the quarter ended March 31, 2025.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively and approximately $0.4 million and $1.0 million during the three and nine months ended September 30, 2024, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $10.1 million and $33.2 million from this supplier during the three and nine months ended September 30, 2025, respectively and approximately $11.7 million and $35.9 million from this supplier during the three and nine months ended September 30, 2024, respectively.
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
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024 and ended in the fourth quarter of 2025. Lugano had approximately $18 thousand and $0.3 million in net purchases during the three and nine months ended September 30, 2025, respectively and approximately $1.2 million and $5.2 million in net purchases during the three and nine months ended September 30, 2024, respectively in inventory from the vendor. The total purchases are net of returns to the vendor.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. As previously disclosed in the 2024 Form 10-K/A, management identified material weaknesses in internal control over financial reporting. Because these material weaknesses had not been fully remediated as of September 30, 2025, management concluded that the Company’s disclosure controls and procedures were not effective as of that date.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Following the identification of the material weaknesses described in the 2024 Form 10-K/A, management began developing a remediation plan, as described in the 2024 Form 10-K/A. The Company has not had sufficient time to fully design and implement remediation activities to address the material weaknesses and therefore these remediation activities are not reflected as changes in internal control over financial reporting for the quarter ended September 30, 2025.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding the Company's legal proceedings can be found in Note N - Commitments and Contingencies of the accompanying Notes to the condensed consolidated financial statements and in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of the 2024 Form 10-K/A, as filed with the SEC on December 8, 2025
ITEM 1A. RISK FACTORS
The risk factors disclosed in our 2024 Form 10-K/A for the fiscal year ended December 31, 2024 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed.

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

4.1
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of March 23, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on September 10, 2025 (File No. 001-34927)).

4.2
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of November 17, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on September 10, 2025 (File No. 001-34927)).

10.1
Second Forbearance Agreement and Third Amendment to Credit Agreement, dated July 25, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 28, 2025 (File No. 001-34927)).

10.2
Forbearance Agreement, dated August 29, 2025, by and among Compass Group Diversified Holdings LLC, the Forbearing Noteholders thereto, and U.S. Bank National Association, in its capacity as Trustee under the Indenture dated March 23, 2021 and Indenture dated November 17, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 2, 2025 (File No. 001-34927)).

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

Date: January 14, 2026	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2026	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Stephen Keller
Stephen Keller
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	First amendment to Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.3	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.4	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.5	Second Amendment to the Sixth Amended and Restated Trust agreement of the Trust (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

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

4.1
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of March 23, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on September 10, 2025 (File No. 001-34927)).

4.2
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of November 17, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on September 10, 2025 (File No. 001-34927)).

10.1
Second Forbearance Agreement and Third Amendment to Credit Agreement, dated July 25, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 28, 2025 (File No. 001-34927)).

10.2
Forbearance Agreement, dated August 29, 2025, by and among Compass Group Diversified Holdings LLC, the Forbearing Noteholders thereto, and U.S. Bank National Association, in its capacity as Trustee under the Indenture dated March 23, 2021 and Indenture dated November 17, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 2, 2025 (File No. 001-34927)).

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