Form 10-K
period 2025-12-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2026-02-27
CIK 1345126, 1345122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑
The aggregate market value of the outstanding common shares of trust stock held by non-affiliates of Compass Diversified Holdings at June 30, 2025 was $418,857,778 based on the closing price on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. There were 75,235,966 common shares of trust stock without par value outstanding at February 24, 2026.
Documents Incorporated by Reference
Certain information in the registrant’s definitive proxy statement to be filed with the Commission relating to the registrants' 2026 Annual Meeting of Shareholders is incorporated by reference into Part III.

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
•the “Manager” and "CGM" refer to Compass Group Management LLC;
•the "Trust Agreement" refers to the Third Amended and Restated Trust Agreement of the Trust dated as of August 3, 2021, as further amended;
•the "2022 Credit Facility" and the “Credit Agreement” refer to the third amended and restated credit agreement entered into on July 12, 2022, as further amended, among the LLC, the lenders from time to time party thereto (the “Lenders”), Bank of America, N.A., as Administrative Agent (the “Administrative Agent”), Swing Line Lender and letter of credit issuer as amended from time to time;
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

Statement Regarding Forward-Looking Disclosure
This Form 10-K, including, but not limited to, the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operation, net income, Adjusted EBITDA and Adjusted Earnings, our deleveraging efforts and our ability to make quarterly distributions and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:
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
•our reliance on receipts from our operating subsidiaries to make distributions to our shareholders;
•our Board’s ability to change the terms of the Company’s shares in its sole discretion;
•provisions in our governing documents and the governing documents of the Trust which may limit a third party’s ability to acquire control of the Company and Trust;
•the potential for conflicts of interest to arise between the Company and the boards of directors of its respective operating subsidiaries;
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
Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of some of the risks that could cause our actual results to differ appears under Item 1A. “Risk Factors” and Item 7A. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of this Form 10-K.
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this Form 10-K may not occur. For all of these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are made as of the date of this Form 10-K. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, whether as a result of new information, future events or otherwise except as required by law.

Explanatory Note
As previously disclosed, in April 2025, the Audit Committee of the Company’s board of directors commenced an internal investigation into the financing, accounting, and inventory practices of Lugano Holding, Inc. (“Lugano”), a subsidiary and operating segment of the Company (the “Lugano Investigation”). The Lugano Investigation identified certain unrecorded financing arrangements and irregularities involving, among other things, sales, cost of sales, inventory, and accounts receivable recorded by Lugano.
As a result of the Lugano Investigation, the Audit Committee concluded that the Company’s previously issued consolidated financial statements and other interim and full‑year financial information for the fiscal year ended December 31, 2024, and subsequently for the fiscal years ended December 31, 2023 and 2022, should no longer be relied upon. The Company undertook a restatement of the affected periods and, on December 8, 2025, filed Amendment No. 1 to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2024 (the “2024 Form 10‑K/A”), which includes restated consolidated financial statements and related disclosures for the affected periods and describes the Lugano Investigation, the restatement and related matters.
This Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 includes the Company’s consolidated financial statements for 2025 and comparative financial information for prior periods. The comparative consolidated financial statements and related disclosures for the affected prior periods included herein reflect the restated amounts. See “Restatement of Previously Issued Financial Statements” in “Note B—Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8 of this Form 10‑K for additional information regarding the restatement and related matters.
In addition, following the filing of the 2024 Form 10‑K/A, the Company filed its Quarterly Reports on Form 10‑Q for the quarters ended March 31, June 30 and September 30, 2025, which include additional disclosure regarding the Lugano Investigation and related matters.
The Lugano Investigation and related matters continued to significantly affect the Company during 2025. In November 2025, Lugano and certain of its subsidiaries filed for Chapter 11 protection and, as a result, Lugano was deconsolidated from the Company’s consolidated financial statements as of the bankruptcy filing date. In addition, the Company incurred significant incremental costs in 2025, including professional fees and other expenses, related to the Lugano Investigation, the preparation of restated and delayed periodic financial statements, and related litigation and investigations. The Lugano matters also affected the Company’s financing arrangements, including amendments, waivers and forbearance arrangements under the 2022 Credit Facility and an indenture forbearance arrangement with certain holders of the Company’s senior notes, which resulted in paid-in-kind fees and interest and other restrictions intended to preserve liquidity and address covenant and reporting matters. The Company also suspended its quarterly cash distribution on its common shares and, during 2025, its ability to access the capital markets, including through its at-the-market equity programs, is limited in light of these events.
The disclosures in this Form 10-K should be read in conjunction with the Company’s 2024 Form 10-K/A and its 2025 Forms 10-Q for additional information regarding the Lugano Investigation and restatement, the deconsolidation of Lugano, related financing arrangements, and the status of the Company’s internal control remediation efforts and related risks.

PART I

ITEM 1. BUSINESS
Company Background
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
The LLC is the operating entity with a board of directors (the "Board") whose corporate governance responsibilities are similar to that of a Delaware corporation. The LLC’s Board oversees the management of the Company and our businesses and the performance of our Manager. Certain persons who are employees, former employees or members of our Manager receive a profit allocation as beneficial owners (through Sostratus LLC) of the Allocation Interests, as defined in our LLC Agreement.
Overview
We acquire controlling interests in and actively manage our subsidiaries that we believe (i) operate in industries with long-term macroeconomic growth opportunities, (ii) have positive and stable cash flows, (iii) face minimal threats of technological or competitive obsolescence, and (iv) have strong management teams largely in place. We offer investors a unique opportunity to own a diverse group of leading middle-market businesses in the branded-consumer and industrial sectors.
Our disciplined approach to our target markets provides opportunities to methodically acquire and manage attractive businesses that will create value for our shareholders. For sellers of businesses, our unique financial structure allows us to purchase businesses efficiently with fewer third-party financing contingencies and, following acquisition, to provide our businesses with access to growth capital. In addition, our permanent capital model generally allows us to acquire businesses at any point across economic cycles, ensuring that we are able to act quickly when the opportunity presents itself, even when markets are volatile.
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
In particular, our long-term approach and our active management may alleviate the concern that many private company operators and parent companies may have with regard to their businesses going through multiple sale processes in a short period of time. We believe our approach enhances our ability to develop a comprehensive strategy to grow the earnings and cash flows of each of our businesses.
Finally, it has been our experience, that our ability to acquire businesses without the cumbersome delays and conditions typical of third-party transactional financing is appealing to sellers of businesses who are interested in confidentiality, speed and certainty of close.
Our management team’s strong relationships with industry executives, accountants, attorneys, business brokers, commercial and investment bankers, and other potential sources of acquisition opportunities offer us opportunities to assess small to middle market businesses available for acquisition. In addition, the flexibility, creativity, experience and expertise of our management team in structuring transactions allows us to consider non-traditional and complex transactions tailored to fit a specific acquisition target.

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
The following is a brief summary of the businesses in which we own a controlling interest at December 31, 2025:
Branded Consumer Businesses

5.11
5.11 ABR Corp. ("5.11") is a global apparel, footwear, and gear company serving consumers who demand performance, durability, and versatility across work, training, and adventure. 5.11 is a brand known for innovation and authenticity and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. Headquartered in Costa Mesa, California, 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com. We made loans to and purchased a controlling interest in 5.11 for approximately $408.2 million in August 2016. We currently own 97.8% of the outstanding stock of 5.11 on a primary basis and 87.6% on a fully diluted basis.
BOA
BOA Holdings Inc. ("BOA") creator of the award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has operations in Austria, Greater China, South Korea, Japan and Vietnam. We made loans to, and acquired a controlling interest in, BOA on October 16, 2020 for approximately $456.8 million. We currently own 91.4% of the outstanding stock of BOA on a primary basis and 82.8% on a fully diluted basis.
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
The Honey Pot Co.
The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012 by CEO Beatrice Dixon, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The Honey Pot Co. offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Its products can be found in stores across the U.S. through mass merchants, drug and grocery retail chains, and online. We made loans to, and purchased a controlling interest in, The Honey Pot Co. on January 31, 2024 for approximately

$380 million. The Honey Pot Co. is headquartered in Atlanta, Georgia. We currently own 85.0% of the outstanding stock of The Honey Pot Co. on a primary basis and 76.5% on a fully diluted basis.
Velocity Outdoor
Velocity Outdoor Inc. ("Velocity Outdoor" or "Velocity") is a leading designer, manufacturer, and marketer of archery products, hunting apparel and related accessories. The archery product category consists of products including Ravin crossbows and CenterPoint archery products, and the apparel category offers high-performance, feature rich hunting and casual apparel under the King's Camo brand, utilizing King’s own proprietary camo patterns. Velocity Outdoor offers its products through national retail chains and dealer and distributor networks. We made loans to, and purchased a controlling interest in, Velocity Outdoor on June 2, 2017 for approximately $150.4 million. Velocity Outdoor is headquartered in Rochester, New York. We currently own 99.4% of the outstanding stock of Velocity Outdoor on a primary basis and 93.2% on a fully diluted basis.
Industrial Businesses
Altor Solutions
FFI Compass, Inc. ("Altor Solutions" or "Altor") (formerly "Foam Fabricators"), headquartered in St. Louis, MO, is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer ("OEM") components made from expanded polystyrene ("EPS") and other expanded polymers. Altor provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building products and others. Altor’s molded foam solutions offer shock and vibration protection, surface protection, temperature control, resistance to water absorption and vapor transmission and other protective properties critical for shipping small, delicate items, heavy equipment or temperature-sensitive goods. Altor operates molding and fabricating facilities across North America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts. We acquired Altor on February 15, 2018 for a purchase price of approximately $253.4 million. We currently own 99.3% of the outstanding stock of Altor on a primary basis and 90.5% on a fully diluted basis.
Arnold
AMT Acquisition Corp. ("Arnold") serves a variety of markets including aerospace and defense, general industrial, motorsport/ automotive, oil and gas, medical, energy, semiconductor and advertising specialties. Over the course of more than 100 years, Arnold has successfully evolved and adapted its products, technologies, and manufacturing presence to meet the demands of current and emerging markets. Arnold engineers solutions for and produces high performance permanent magnets (PMAG), stators, rotors and full electric motors (Ramco), precision foil products (Precision Thin Metals), and flexible magnets (Flexmag™) that are mission critical in motors, generators, sensors and other systems and components. Arnold has expanded globally and built strong relationships with its customers worldwide. Arnold is the largest and, we believe, the most technically advanced U.S. manufacturer of engineered magnetic systems. Arnold is headquartered in Rochester, New York. We made loans to, and purchased a controlling interest in, Arnold on March 5, 2012 for approximately $128.8 million. We currently own 98.0% of the outstanding stock of Arnold on a primary basis and 82.8% on a fully diluted basis.
Sterno
SternoCandleLamp Holdings, Inc. ("Sterno"), headquartered in Texarkana, Texas, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno is a leading manufacturer and marketer of portable food warming systems, creative indoor and outdoor lighting, and home fragrance solutions for the consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports. We made loans to, and purchased all of the equity interests in, Sterno on October 10, 2014 for approximately $160.0 million. Sterno offers a broad range of wick and gel chafing fuels, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through their Sterno Products division. In February 2018, Sterno acquired Rimports, a manufacturer and distributor of branded and private label scented wax cubes and warmer products used for home decor and fragrance systems. We currently own 98.4% of the outstanding stock of Sterno on a primary basis and 92.2% on a fully diluted basis.

Our businesses also represent our operating segments. See “Our Businesses” and “Note R – Operating Segment Data” to our Consolidated Financial Statements for further discussion of our businesses as our operating segments, including information related to geographies.
Lugano
Lugano was an operating segment of the Company until November 16, 2025 when Lugano filed a voluntary Chapter 11 petition under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Lugano Bankruptcy”) and, as a result, was deconsolidated. Lugano entered into an Agency Agreement with Enhanced Retail Funding, LLC (a Gordon Brothers affiliate – “Gordon Brothers”) in contemplation of a Chapter 11 filing on November 16, 2025 (the “Lugano Agency Agreement”). The bankruptcy court approved the Lugano Agency Agreement on an interim basis on November 20, 2025, with final approval granted on December 31, 2025. Pursuant to the agreement, Gordon Brothers acquired the right to sell specified Lugano assets, including merchandise. Under the Lugano Agency Agreement, Gordon Brothers effectively agreed to purchase the inventory of Lugano and operate the remaining retail stores through the bankruptcy period. Gordon Brothers issued a guarantee as to the amount that the bankruptcy estate would receive related to the inventory sale, with any upside to be apportioned pursuant to the terms of the Lugano Agency Agreement. Lugano is a designer, manufacturer, and retailer of high-end jewelry. Refer to “Note C – Deconsolidation” to our Consolidated Financial Statements for additional information concerning Lugano.
2025 Distributions
Common shares - For the 2025 fiscal year we declared distributions to our common shareholders totaling $0.50 per share. On May 27, 2025, in light of the Lugano Investigation and related matters, the Company announced that it suspended the quarterly cash distribution historically paid to common shareholders. No common distributions were paid subsequent to April 24, 2025.
Preferred shares - For the 2025 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 per share on our Series B Preferred Shares and $1.96875 per share on our Series C Preferred Shares.
WHERE YOU CAN FIND ADDITIONAL INFORMATION
We make filings with the Securities and Exchange Commission (the "SEC" or the "Commission"), including on Forms S-1 and S-3 under the Securities Act of 1933, as amended (the "Securities Act"), and on Forms 10-K, 10-Q, and 8-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include exhibits, schedules and amendments to those reports, as well as other filings required by the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, copies of such reports, and amendments thereto, are available free of charge through our website at https://compassdiversified.com/ as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Organizational Structure (1)

1)	The percentage holdings shown in respect to the Trust reflect the ownership of the Trust common shares as of December 31, 2025, and the subsidiaries owned by the Company are as of December 31, 2025.

2)	At December 31, 2025, 89.1% of the outstanding Trust common stock is held by non-affiliates of the Company. The remaining amount of Trust common shares are held by affiliates of the Company, including CGI Maygar Holdings, LLC, which held 9.4% of the Trust common shares at December 31, 2025. Path Spirit Limited is the ultimate controlling person of CGI Holdings Maygar LLC. 1.6% of the Trust common shares are held by our directors and officers.

3)
Beneficial ownership is held by certain employees, members and former employees of our Manager, the estate of a former director of the Company, and CGI Diversified Holdings, LP, an affiliate of CGI Maygar Holdings LLC.

4)	Mr. Sabo is a partner of this entity. The Manager owns less than 1.0% of the common shares of the Trust.

5)	The Allocation Interests, which carry the right to receive a profit allocation, represent less than 0.1% equity interest in the Company.

6)	Lugano filed for bankruptcy on November 16, 2025 and was deconsolidated from the Company's financial statements as of that date. The Company retains an equity interest in Lugano at December 31, 2025.

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
We have entered into a management services agreement (the “Management Services Agreement” or “MSA”) pursuant to which our Manager manages the day-to-day operations and affairs of the Company and oversees the management and operations of our businesses. We pay our Manager a quarterly management fee for the services it performs on our behalf. In addition, certain persons who are employees and partners of our Manager receive a profit allocation with respect to the Allocation Interests. All of the Allocation Interests in us are owned by Sostratus LLC. Payment of profit allocations to Sostratus LLC can occur, if due pursuant to the profit allocation formula, for each of our subsidiaries during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in that business (a "Holding Event") and upon the sale of a subsidiary (a "Sale Event"). See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for further descriptions of the management fees and profit allocations.
The Company’s Chief Executive Officer and Chief Financial Officer are employees of our Manager and have been seconded to us. Neither the Trust nor the LLC currently has any other employees. Although our Chief Executive Officer and Chief Financial Officer are employees of our Manager, they report directly to the Board. The management fee paid to our Manager covers all expenses related to the services performed by our Manager, including the compensation of our Chief Executive Officer and other personnel providing services to us. The LLC reimburses our Manager for the compensation and related costs and expenses of our Chief Financial Officer and his staff, who dedicate substantially all of their time to the affairs of the Company.
See Part III, Item 13. “Certain Relationships and Related Party Transactions, and Director Independence” of this Form 10-K and "Note T - Subsequent Events" included in the Notes to the Financial Statements in this Form 10-K for additional information concerning the MSA.
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
Our Strategy
Our capital structure enables us to acquire, manage and grow attractive businesses that are leaders in their respective markets and to work closely with their management teams to drive operational improvements and long-term value creation. We actively invest in people, processes, and culture to strengthen our subsidiary companies and support growth initiatives, operational improvements and transformational change. We allocate capital to support long-term value creation, and we periodically adjust our priorities based on market conditions and our balance sheet objectives. In the near term, we expect to prioritize balance sheet strength and debt reduction, including through disciplined capital allocation and continued enhancements to our risk management, governance and oversight practices. We execute our strategy through two pillars:
•Subsidiary Value Creation: We focus on growing earnings and cash flow across our subsidiaries and help them professionalize at scale. We do this by strengthening operating capabilities, supporting organic growth initiatives, and working with management teams to identify and execute selective add-on acquisitions aligned with each business’s long-term strategy.
•Disciplined Acquisition Strategy: We apply a disciplined approach to capital allocation, prioritizing acquisitions that align with our core values and offer the potential for superior risk-adjusted returns and pursuing acquisitions selectively and consistent with our leverage and liquidity objectives.
Management Strategy
Our management strategy involves proactive financial and operational management and oversight of our subsidiaries to increase cash flows and enhance long-term shareholder value. In executing this strategy, we seek to promote timely and relevant reporting, accountability, and effective escalation practices across our subsidiaries, and we continually evaluate and refine these practices as our businesses evolve. Our Manager supports the management teams of each of our subsidiaries by, among other things:
•Recruiting and Retaining Talent: Supporting strong leadership teams through structured incentive compensation programs, including non-controlling equity ownership, tailored to each business.
•Instilling Financial Discipline: Regularly monitoring financial and operational performance and reinforcing accountability through clear metrics and monitoring practices.
•Strengthening Controls and Systems: Working to support the development and implementation of information systems, processes, and controls to enhance reporting, accountability, and decision-making.
•Supporting Growth Initiatives: Assisting management in their analysis and pursuit of prudent organic growth strategies and selective add-on acquisitions aligned with each business’s long-term goals.
•Improving Operating Efficiency: Working with management teams to identify opportunities to manage costs, right-size overhead, and improve productivity.
•Professionalizing at Scale: Supporting governance and operating practices that enable sustainable growth, including establishing subsidiary-level boards of directors and promoting transparency and periodic reporting and reviewing practices appropriate to each business.
While our businesses have different growth opportunities and potential rates of growth, our Manager works with the management teams of each of our businesses to pursue initiatives designed to enhance performance and increase cash flow, which may include:
•Selective capital investments to expand geographic reach, increase capacity, or improve cost structures.
•Investment in research and development for new products, services or processes to better serve customers.
•Strengthening sales and marketing capabilities to improve commercial execution.
•Improving operational efficiency and managing overhead costs to support scalable operations.
Ongoing Enhancements to Governance and Oversight
Our governance and oversight framework and financial reporting processes have supported our ability to manage a diverse group of subsidiary businesses over time. In light of the Lugano Investigation (as defined below) and the resulting restatement of our historical financial statements, we are implementing additional enhancements to our governance and oversight practices and, as appropriate, to financial reporting processes and internal controls. These enhancements are intended to further strengthen the quality and timeliness of information and to support earlier identification and escalation of issues across our subsidiaries. We cannot provide assurance that these enhancements will prevent all future issues. For more information regarding our controls and procedures see Part II, Item 9A. “Controls and Procedures”.

Value-Driven Stewardship
We believe a values-driven approach to ownership and oversight supports long-term value creation. The Company seeks to be a responsible steward of the businesses we own, and we look to support subsidiary management teams in a manner consistent with our values.
In practice, our stewardship focuses on practices that support sustainable performance, including monitoring of operating and financial results and an emphasis on transparency and accountability.
Our stewardship approach includes:
•Ethical Conduct and Governance: Promoting a culture of integrity, transparency, and accountability, supported by appropriate policies, processes, and practices.
•People and Safety: Supporting practices that prioritize employee health and safety, development, and engagement.
•Environmental Responsibility: Encouraging prudent environmental practices appropriate to each business’s operations and industry.
•Stakeholder Focus: Fostering responsible decision making that considers the long-term interests of our businesses, employees, communities, and shareholders.
Acquisition Strategy
Our acquisition strategy is to acquire middle-market companies that we believe have durable competitive advantages and opportunities to gain share in attractive markets. We seek to acquire businesses capable of generating stable and growing earnings and cash flow over the long term. We generally pursue segment-level acquisitions in industries other than those in which our subsidiaries currently operate. We believe that attractive opportunities will continue to present themselves as private sector owners seek liquidity in long-standing and privately-held businesses and corporate parents divest their “non-core” operations.
Our ideal acquisition candidate has the following characteristics:
•a leading branded consumer, industrial, healthcare or critical outsourced service company headquartered in North America;
•defensible positions in the markets it serves and with its customers;
•favorable long-term macroeconomic and industry trends;
•a strong management team with meaningful incentives, either currently in place or previously identified;
•low risk of technological and/or product obsolescence; and
•a diversified customer and supplier base.
In addition to segment-level acquisitions, our subsidiaries often acquire and integrate complementary add-on businesses. We believe add-on acquisitions may improve financial and operational performance by enabling our businesses to:
•leverage manufacturing and distribution operations;
•leverage branding and marketing programs and customer relationships;
•add experienced management or management expertise;
•increase market share and enter new markets; and/or
•realize cost synergies through scale and improved management practices.
Sourcing and Execution
We benefit from our Manager’s ability to identify acquisition opportunities across a variety of industries. The Manager assists in sourcing, evaluating and negotiating potential acquisitions, including by conducting customary diligence and analysis appropriate to the nature and complexity of the target business and the transaction. This diligence process may involve a combination of internal review and third-party workstreams and may include an assessment of the target’s management team, operations, financial profile and industry dynamics, as well as negotiation of transaction terms and conditions. However, no diligence process can identify all risks or ensure that acquired businesses will perform as expected.
The process of acquiring new businesses is both time-consuming and complex and, historically, it has taken from two to twenty-four months to perform due diligence, negotiate and close acquisitions. The Manager may evaluate multiple transactions at different stages at any given time, and there may be periods during which the Manager does not recommend any new acquisitions. Any acquisition remains subject to review and approval by our Board, and our Board considers the Manager’s recommendations together with other information it deems relevant when evaluating such acquisitions.
Following an acquisition, we and the Manager work with the management team of the acquired business to develop and execute an operating plan aligned with our objectives.
Strategic Advantages
Based on the experience of our Manager and its ability to identify, evaluate, and negotiate acquisitions, we believe we have the capability to acquire and manage additional businesses that are consistent with our leverage and liquidity objectives and disciplined capital allocation. Our Manager maintains strong relationships with business brokers, investment and commercial bankers, accountants, attorneys, and other sources of acquisition opportunities, and has experience acquiring and managing small-to-middle-market businesses across industries, including in complex situations such as corporate spin-offs, transitions of family-owned businesses, management buyouts, and reorganizations.
We believe our sourcing capabilities and our extensive network provide access to a pipeline of potential acquisition targets. We also have access to third-party consultants and advisors who may assist in due diligence, transaction execution, and post-acquisition planning, as appropriate.
Finally, we believe our ability to finance acquisitions using capital resources raised at the Company level can reduce delays and closing conditions often associated with transaction-specific financing (for more information regarding our financing sources see the section titled “Financing” below).
Valuation and Due Diligence
Our Manager performs an evaluation process appropriate for the target business and the nature of the transaction, including an assessment of the target’s operations and the outlook for its industry. While valuation is an inherently subjective process, we evaluate potential acquisitions using a variety of analytical approaches, including:
•discounted cash flow analyses;
•evaluation of trading values of comparable companies;
•expected value matrices; and
•examination of comparable recent transactions.
As part of this process, our Manager develops projections of the expected cash flows and assesses the levels of risk associated with those projections. To assist us in evaluating key assumptions and assessing risks, we may engage third-party experts to review areas, such as legal, tax, regulatory, accounting, insurance and environmental matters and may also engage technical, operational or industry consultants, as appropriate.
A critical component of our evaluation of potential acquisitions is the assessment of the capability of the existing management team, including historical performance, expertise, experience, culture, and incentives. Where appropriate and consistent with our management strategy, we may seek to augment, supplement or replace existing members of management. We also consider the adequacy of a target’s information systems and reporting capabilities in light of the operating plan and integration strategy, and we may implement enhancements over time where appropriate.

Financing
We incur third-party debt financing almost entirely at the Company level, which we use, together with our equity capital, to provide debt financing to each of our businesses and to acquire additional businesses. We believe this financing structure can be more efficient than each business borrowing directly from third-party lenders.
We intend to finance future acquisitions through cash on hand and, if necessary, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than relying on transaction specific third-party financing, can reduce delays and closing conditions. In certain circumstances, we may also pursue additional debt or equity financings, or offer equity, in order to fund multiple future acquisitions.
In connection with future acquisitions, we may provide a combination of equity capital and intercompany debt financing within the capital structure of the businesses we acquire, including debt funded at the Company level (for example, through our existing 2022 Credit Facility). This intercompany debt structure may allow us to distribute cash to the parent company through interest payments and scheduled principal amortization on these intercompany loans.
Debt Financing
2022 Credit Facility
On July 12, 2022, the LLC entered into the Credit Agreement to amend and restate its prior credit facility. The 2022 Credit Facility provides for (i) the 2022 Revolving Credit Facility and (ii) the 2022 Term Loan. Amounts outstanding under the 2022 Revolving Credit Facility mature on July 12, 2027. Borrowings under the 2022 Credit Facility bear interest at either a base rate or a term secured overnight financing rate (“Term SOFR”), plus an applicable margin that varies based on the Company’s Consolidated Total Leverage Ratio (as defined in the 2022 Credit Facility). The 2022 Credit Facility is secured by substantially all assets of the Company, including equity interests in, and loans to, its consolidated subsidiaries.
First Amendment of 2022 Credit Facility
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment (the “First Amendment”) to the 2022 Credit Facility, which provided for (i) an additional $200.0 million advance under the term loan (the “Incremental Term Loan”) and (ii) delayed draw term loan commitments in an aggregate amount of $100.0 million (the “Incremental Delayed Draw Term Loan Commitments”). The proceeds were intended to be used for acquisitions, working capital, capital expenditures and other general corporate purposes. The Incremental Term Loan, together with the existing term loan, requires quarterly principal repayments commencing March 31, 2025, with the remaining principal and interest due on July 12, 2027. The Incremental Delayed Draw Term Loan Commitments were terminated prior to the end of the availability period in connection with Lugano-related events of default.
Forbearance Agreements and Related Amendments and Fifth Amendment
In 2025, in connection with the Lugano matters and related events of default under the 2022 Credit Facility, the LLC entered into a series of forbearance agreements and related amendments with the Administrative Agent and the required Lenders (the “Forbearance Agreements”). The Forbearance Agreements provided the LLC with time to complete the Lugano Investigation and restatement process and, among other things, limited revolver availability and uses of borrowings, removed the ability to borrow under the delayed draw term loan facility mentioned above, imposed cash disbursement controls and cash forecasting requirements, and limited certain restricted payments and management fee payments. Certain of the Forbearance Agreements also reduced the revolving commitments to $100.0 million. The Fifth Amendment described below formally waived all outstanding Lugano-related events of default that were outstanding prior to the Fifth Amendment.
On December 19, 2025, the LLC entered into a Fifth Amendment to the 2022 Credit Facility (the “Fifth Amendment”) and a related transaction letter (the “Transaction Letter”) with the Administrative Agent and the required Lenders. Among other things, the Fifth Amendment and Transaction Letter (i) waived certain Lugano-related events of default that were outstanding prior to the Fifth Amendment, (ii) set the aggregate revolving commitments at $100.0 million, (iii) revised pricing and certain financial and other covenant requirements, including revised financial covenant levels for periods after the quarter ended March 31, 2025, (iv) required repayment of 100% of net cash proceeds from certain dispositions and deleveraging transactions to repay indebtedness, and (v) imposed additional limitations on certain restricted payments and management fee payments, as well as enhanced reporting requirements, including periodic cash flow forecasting. The Transaction Letter also provides for milestone fees payable to the lenders if specified leverage thresholds are not achieved on certain dates.
At December 31, 2025, outstanding letters of credit under the 2022 Credit Facility totaled approximately $3.2 million and borrowing availability under the 2022 Revolving Credit Facility, as amended, was approximately $96.8 million.
Senior Notes
The Company has $1.0 billion aggregate principal amount of 5.250% senior notes due 2029 (the “2029 Notes”) and $300.0 million aggregate principal amount of 5.000% senior notes due 2032 (the “2032 Notes” and, together with the 2029 Notes, the “Notes”). The Notes are general unsecured obligations of the Company and are not guaranteed by the Company’s subsidiaries.
Indenture Forbearance Agreement and PIK Payments
In connection with the Lugano matters and related delayed periodic reporting during 2025, on August 29, 2025, the LLC entered into a forbearance agreement with certain holders of the Notes (the “Indenture Forbearance Agreement”), pursuant to which such holders agreed to forbear from exercising rights and remedies with respect to specified defaults relating to the Company’s failure to deliver certain financial statements within the time periods required under the senior note indentures. As consideration for the Indenture Forbearance Agreement, the Company agreed to pay (in kind) an upfront fee equal to 1.75% of the aggregate principal amount of Notes outstanding and additional interest at an incremental rate equivalent to 5.00% per annum for the period between August 1, 2025 and October 24, 2025 (together, the “PIK Payments”), which were effected through supplemental indentures dated September 9, 2025. The Company recognized $38.2 million in paid-in-kind interest related to the upfront fee and additional interest in connection with the Indenture Forbearance Agreement.
Equity Financing
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the Company is authorized to issue a corresponding number of LLC interests. The Company will, at all times have an equal amount of LLC interests outstanding as Trust shares. At December 31, 2025, there were approximately 75.2 million Trust common shares outstanding.
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
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Common Sales Agreement”) with B. Riley Securities, Inc. ("B. Riley Securities"), Goldman Sachs & Co. LLC ("Goldman") and TD Securities (USA) LLC (each a “Common Sales Agent” and, collectively, the “Common Sales Agents”). The Amended Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through or to the Common Sales Agents, as sales agent or principal, up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Common Sales Agreement, the shares may be offered and sold through each Common Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange ("NYSE") or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale.
During the year ended December 31, 2025, there were no sales of Trust common shares under the Amended Common Sales Agreement.
During the year ended December 31, 2024, the Company sold 381,957 Trust common shares under the Amended Common Sales Agreement. For the same period, the Company received total net proceeds of approximately

$8.4 million from these sales, and incurred approximately $0.1 million in commissions payable to the Common Sales Agents.
During the year ended December 31, 2023, there were no sales of Trust common shares under the Amended Common Sales Agreement as the at-the-market program for common shares was not active when the share repurchase program was active.
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
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Preferred Sales Agreement”) with B. Riley Securities, Inc. (the “Preferred Sales Agent”). The Amended Preferred Sales Agreement provides that the Company may offer and sell Trust Preferred Shares from time to time through or to the Preferred Sales Agent, as sales agent or principal, up to $200 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Preferred Sales Agreement, the shares may be offered and sold through the Preferred Sales Agent in ordinary brokers’ transactions, to or through a market maker, on or through the NYSE or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale.
The following table reflects the activity in the Preferred Share at-the-market program during the years ended December 31, 2025 and 2024 (in thousands, except share data):

	Year ended December 31, 2025
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
During 2025, the Company sold Trust preferred shares under the Amended Preferred Sales Agreement as reflected in the table above. Beginning in April 2025, in light of the Lugano Investigation and related events, the Company discontinued sales under the Amended Preferred Sales Agreement for the remainder of fiscal year 2025.

We intend to finance future acquisitions through cash on hand and, if necessary and when we determine we can efficiently access the capital markets, additional equity and debt financings. We believe, and it has been our experience, that having the ability to finance our acquisitions with the capital resources raised by us, rather than negotiating separate third-party financing specifically related to the acquisition of individual businesses, provides us with an advantage in acquiring attractive businesses by minimizing delay and closing conditions that are often related to acquisition-specific financings. In this respect, we believe that in the future, we may need to pursue additional debt or equity financings, or offer equity in Holdings or target businesses to the sellers of such target businesses, in order to fund future acquisitions.
Our Businesses
We categorize the current operating subsidiaries we own into two separate groups of businesses (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses are leaders in their particular product category. Industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products and industrial services within a specific market sector. We believe that our industrial businesses are leaders in their specific market sector.
The following table represents the percentage of net revenue and operating income each of our businesses contributed to our consolidated results since the date of acquisition for the years ended December 31, 2025, 2024 and 2023, and the total assets of each of our businesses as a percentage of the consolidated total as of December 31, 2025 and 2024. The 2025 percentages for Net Revenue and Operating Income (loss) include Lugano through November 16, 2025, when Lugano filed for the Lugano Bankruptcy and was deconsolidated.

	Net Revenue			Operating Income (loss) (1)			Total Assets
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024

Branded Consumer:
5.11	29.5%	29.7%	31.5%	50.3%	53.3%	434.1%	19.1%	17.1%
BOA	10.2%	10.7%	9.2%	49.0%	64.7%	253.7%	15.4%	14.4%
Lugano	4.1%	3.4%	1.9%	(76.1)%	(84.8)%	(505.3)%	—%	9.7%
PrimaLoft	4.1%	4.2%	4.0%	3.8%	5.5%	(530.4)%	15.9%	15.2%
The Honey Pot Co.	7.5%	5.8%	n/a	15.0%	(2.6)%	n/a	13.0%	12.4%
Velocity Outdoor	4.1%	5.4%	10.2%	(1.4)%	(19.4)%	(305.1)%	3.0%	3.0%
	59.5%	59.2%	56.8%	40.6%	16.7%	(653.0)%	66.4%	71.8%
Industrial:
Altor Solutions	16.1%	13.4%	14.1%	14.3%	29.8%	321.3%	14.4%	14.2%
Arnold Magnetics	8.1%	9.6%	9.9%	3.4%	10.4%	200.7%	6.3%	5.8%
Sterno	16.3%	17.8%	19.2%	41.7%	43.1%	231.0%	7.6%	7.6%
	40.5%	40.8%	43.2%	59.4%	83.3%	753.0%	28.3%	27.6%
Corporate	—	—	—	—	—	—	5.3%	0.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Operating income (loss) reflected are calculated using the sum of segment operating income (loss) across the operating segments listed (excluding corporate expense) as the denominator.
Branded Consumer Businesses
5.11
Overview
5.11 is a global apparel, footwear, and gear company serving consumers who demand performance, durability, and versatility across work, training, and adventure. The brand was born in Yosemite on a climb rated 5.11. At the time, a

5.11 rated climb was an impossible route, but every once in a while, a person with the right courage and preparation made it possible. That spirit of grit, discipline, and redefining limits has defined 5.11 from the very beginning.
What started on granite walls was later forged under far harsher conditions. As the brand earned the trust of elite military, law enforcement, and first responder communities, its products were pressure-tested in environments where performance is non-negotiable and reliability is assumed. This sharpened the brand’s ethos and raised the standard for what its products are expected to deliver.
Headquartered in Costa Mesa, California, 5.11 operates globally through retail stores, direct-to-consumer digital commerce, and select wholesale partners. The Company’s products are sold in 123 5.11-owned retail locations and through digital platforms, as well as through wholesale distribution in domestic and international markets. This diversified model enables broad consumer access while maintaining control over brand presentation, pricing integrity, and product experience.
History of 5.11
Born in Yosemite. Forged in Quantico. Built for Adventure.
5.11’s Yosemite roots established a standard that still guides the brand: 5.11 builds for the hard path - where preparation meets unpredictable conditions - and designs products that earn trust through sustained use. That standard, strengthened through co-creation and continuous improvement, lends professional validation to the brand’s credibility and raises expectations for quality, durability & reliability. Together, they form the foundation of a brand built for people who choose growth, not comfort.
This heritage gives 5.11 a level of authenticity that cannot be manufactured. That standard was later forged in Quantico and validated by adoption among military, law enforcement, and first responder communities. Working alongside demanding end users, 5.11 refined its product rigor through real-world testing, co-creation, and continuous improvement. This professional validation strengthened the brand’s credibility and raised expectations for quality, durability, and reliability.
Built for Adventure reflects the modern expression of the same mindset. Today’s consumers move fluidly across work, fitness, and self-chosen challenges. 5.11 is positioned as a premium brand for people who expect their gear to perform across the realities of their lives.
5.11’s brand platform, Challenge Possible, is a belief system grounded in preparation, effort, and earned progress. It unifies the brand across multiple pursuits from the city to the tree line, without fragmenting identity.
We acquired a majority interest in 5.11 on August 31, 2016.
Industry
5.11 participates in the global professional and consumer soft goods market for tactical gear and apparel. 5.11 products are designed for use in a wide variety of activities, from professional to recreational and outdoor and indoor, and can be used all year long. As a result, the markets and consumers 5.11 serves are broad and deep.
Products, Customers and Distribution
Products and Design Philosophy
5.11 designs apparel, footwear, and gear engineered to perform in demanding environments and endure sustained, real-world use. Products are developed through a disciplined process that is guided by the 5.11 FIVE.
1.Functional – every feature earns its place
2.Durable – built to last, tested to prove it.
3.Comfortable – movement, breathability, ease of wear.
4.Engineered Versatility - smarter materials, smarter construction, offers the capability for anything.
5.Stylish – confident, authentic, unmistakably 5.11
Across categories, the Company’s product standards emphasize quality and craftsmanship. Products are continually field tested, with feedback loops that sharpen performance and fit over time

5.11’s purpose-driven approach, combined with a refined, premium aesthetic, results in products that consistently earn trust through performance over time.
Apparel - Apparel represents 5.11’s largest product category at 72%, 71% and 70%, respectively, of net sales for the years ending December 31, 2025, 2024 and 2023. Core categories include pants, outerwear, tops, uniforms, and technical layering systems designed to perform across work, training, and adventure environments. Apparel offerings reflect a premium brand position anchored in durability, material quality, and functional design.
Gear - Gear represented 18%, 19% and 19%, respectively, of 2025, 2024 and 2023 net sales, and includes packs, bags, load-bearing equipment, and accessories. Gear products are designed for modularity, durability, and long service life.
Footwear - Footwear represented 10% of net sales in each of the years ending 2025, 2024 and 2023 and includes duty footwear, training shoes, and adventure-oriented styles. Footwear products emphasize stability, comfort, durability, and traction across varied terrain and conditions.
Customers and Distribution Channels
Operating Model and Capabilities
5.11’s operating model is designed to support profitable growth, premium positioning, and operational discipline. The Company leverages data-driven inventory planning, lifecycle value management, and continuous improvement initiatives to balance growth with capital efficiency.
Professional Wholesale - Professional wholesale serves uniformed and institutional customers through specialized distributors, uniform dealers and direct agency relationships. This channel emphasizes solution-based selling, long-term partnerships, and co-created product development. Professional wholesale sales were 30%, 27% and 27% of net sales for the years ended December 31, 2025, 2024 and 2023, respectively.
Consumer Wholesale - Consumer wholesale expands brand reach through select partners aligned with 5.11’s premium positioning and performance standards.Consumer wholesale represented 5%, 6% and 6% of net sales for the years ended December 31, 2025, 2024 and 2023, respectively.
International - International distribution includes a combination of wholesale partners, distributors, and direct-to-consumer channels across approximately 100 countries.International sales represented 22%, 23% and 21%, for the years ended December 31, 2025, 2024 and 2023, respectively.
Stores and Digital (Direct-to-Consumer) - Direct-to-consumer includes company-owned retail stores, eCommerce and Amazon marketplace. Retail stores function as brand and community hubs, while digital channels enable scale, personalization, and direct engagement. 5.11 has significantly expanded its Direct-to-Consumer mix in the past five years, with DTC now comprising 42%, 43% and 45% of net sales for the years ended December 31, 2025, 2024 and 2023, respectively.
No individual customer represented greater than 10% of 5.11’s net revenues in 2025. As of December 31, 2025 and 2024, 5.11 had approximately $15.1 million and $23.9 million, respectively, in firm backlog.
Business Strategies
Growth Strategy
5.11’s growth strategy is designed to expand relevance while strengthening brand equity and operating discipline. The Company’s go-forward priorities include:
1.Deepen the Professional Business (Segment and Product Expansion) - Expand solutions and categories in the professional market. Strengthen long-term partnerships and continue co-creating products with demanding end users.
2.Expand Audience in High-Growth Lifestyle and Adventure Segments - Broaden reach among consumers seeking premium performance products for training, outdoor and adventure pursuits, and everyday utility.

3.Build Brand Demand Through Community and Storytelling - Increase brand awareness and consideration by embedding in Trailblazer communities and elevating brand storytelling grounded in authentic heritage.
4.Scale Omnichannel With Discipline - Optimize the channel mix to protect brand presentation and pricing integrity while expanding consumer access.
Growth initiatives are designed to build upon authentic heritage and proven product capability, ensuring expansion remains credible, durable, and defensible.
Competitive Strengths
5.11 occupies a distinct position at the intersection of professional-grade performance and premium lifestyle relevance. Unlike brands built primarily on fashion cycles or marketing-driven narratives, 5.11’s differentiation is grounded in:
•Authentic heritage rooted in Yosemite and challenging what's possible.
•Professional validation earned through collaboration and adoption among demanding end users.
•Product standards centered on versatility, comfort, style, craftsmanship & quality. Engineered for performance rather than short-term trends.
•A unified platform designed to serve consumers across multiple pursuits.
This positioning allows the Company to participate in large and growing markets while maintaining a defensible brand foundation.
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
Sourcing and Supply Chain
5.11 partners with a diversified global network of suppliers and manufacturers to produce its apparel, footwear, and gear. 5.11 regularly sources new suppliers and manufacturers to support its ongoing growth and carefully evaluates all new suppliers and manufacturers to ensure they share its standards for quality and integrity. To mitigate supplier concentration risk, 5.11 commercializes its top key items at multiple factories to ensure it can balance geographic risks as well as respond quickly to spikes in business. 5.11 also continuously seeks out additional suppliers and manufacturers to enable contingency plans that minimize disruptions, as well as support its future growth.
All 5.11 products are manufactured by third-parties. 5.11 works with a group of 80+ vendors, 17 of which produced approximately 80% of its products in both 2025 and 2024. During the year ended December 31, 2025, approximately 35% of 5.11 products at cost were produced in Bangladesh, approximately 30% in Vietnam, and the remainder in Cambodia, Indonesia, Laos, China, Madagascar, United States, Philippines, Honduras, Mexico, Taiwan, Sweden, and Thailand.
The Company maintains a Vendor Code of Conduct that outlines expectations related to labor standards, workplace safety, environmental responsibility, and ethical business practices. Compliance is monitored through internal processes and continuous third-party audits and assessments. 5.11 operates under an ISO 9001-certified quality management system.

Distribution
5.11 operates a distribution network designed to support omnichannel fulfillment and international growth. Distribution capabilities include centralized and regional facilities that support retail, wholesale, and direct-to-consumer channels.
Intellectual Property
5.11 protects its brand, product innovations, and proprietary designs through a combination of trademarks, patents, trade dress, and copyrights. 5.11 considers the 5.11 name and logo, as well as the Beyond Clothing name and logo, trademarks, together with 114 issued and pending patents and 726 registered and pending trademarks, both in the United States and internationally, to be among its most valuable intellectual property assets. The Company actively manages its intellectual property portfolio to protect brand integrity and competitive differentiation.
Regulatory Environment
The Company operates in a regulatory environment that includes product safety standards, import and export regulations, including applicable tariffs, labor laws, and environmental compliance requirements across the jurisdictions in which it operates. In the United States and the other jurisdictions in which 5.11 operates, it is subject to labor and employment laws, laws governing advertising, environmental and safety regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances (collectively known as “PFAS”), and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers, anti-corruption laws and privacy, data security and data protection laws and regulations. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. 5.11 products sold outside of the United States may be subject to tariffs, treaties, export compliance regulations and various trade agreements, as well as laws affecting the importation of consumer goods. 5.11 monitors changes in these laws and management believes that 5.11 is in material compliance with applicable laws. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. A portion of sales generated by its International business is derived from sales to foreign government agencies, and management believes 5.11 is in material compliance with related applicable laws.
Human Capital
At December 31, 2025, 5.11 had 1,288 employees globally. 5.11’s teams embrace its Challenge Possible mindset, and its core values allow 5.11 to attract passionate and motivated employees who are driven to succeed.
BOA
Overview
BOA, creator of the award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has operations in Austria, China, South Korea, Japan and Vietnam.
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
In 2019, BOA launched its state-of-the-art Performance Fit Lab ("PFL") to quantitatively measure the impact of BOA-equipped performance footwear with elite athletes. The PFL’s purpose is to push the limits of athlete performance through superior fit, performance and user experience by testing, refining and improving products in collaboration with BOA’s brand partners. BOA has conducted thousands of individual performance tests since the lab opening, proving and informing future innovation.
In 2023, BOA successfully launched alpine downhill ski boots. The expansion into new industries and geographies coupled with the scientifically proven performance improvements has resulted in BOA surpassing 26 million systems sold worldwide in 2025.
We purchased a majority interest in BOA on October 16, 2020.
Industry
BOA participates in the global performance footwear, helmet and bracing markets representing an addressable market of 750+ million units sold annually in over 40 countries. The addressable market includes Snowsports (Alpine Ski, Snowboarding, and Cross-Country boots plus Helmets), Athletic (Golf, Court Sports, Running, and Training footwear), Outdoor (Trail, Hiking, Trekking, and Mountaineering boots/shoes), Cycling (Footwear and Helmets), Workwear (Footwear and Helmets), and Performance Bracing. BOA partners with the leading premier brands to integrate their system into their best gear.
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
All platforms share the distinctive characteristics that differentiate BOA from competing offerings: micro-adjustability to achieve the perfect fit, measurable performance benefits validated by Boa's Performance Fit Lab "(PFL"), durability and quality proven in extensive field testing, a lifetime guarantee on the end-product’s dial and laces, and the distinctive BOA sound heard when turning the dial.
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
Customers and Distribution Channels
BOA has approximately 300 global brand partners, including leading footwear companies such as Adidas, ASICS, Yonex, New Balance, Marucci, Descente, Ecco, Fila, FootJoy, Specialized, Shimano, Scott, Fizik, Trek, Fox, Burton, K2, Vans, Salomon, Atomic, Fischer, Nordica, Tecnica, Kailas, La Sportiva, Scarpa, Black Yak, Sievi, Red Wing, Timberland, Ariat, Strauss, ELTEN and Jalas who feature BOA Fit Systems across key industries and geographies. BOA typically sells directly to the manufacturing partner responsible for final assembly of the brand partner’s product. BOA works with 500+ brand partner factories with limited revenue concentration. Most brand partner factories are located in Asia, primarily in China and Vietnam, and are in relatively close proximity to BOA’s supply chain.
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
Footwear and headwear products featuring BOA systems are primarily sold through brick-and-mortar sporting goods retailers, specialty sport retailers, online retailers, or brand partners’ owned retail and online channels. Management estimates that end consumption of BOA products is geographically diverse, with approximately 17% of products consumed in North America, 38% in Europe, and 45% in Asia.
No individual customer or brand partner factory represented greater than 10% of BOA’s net revenues in 2025. One individual customer represented approximately 10% and 11% of BOA's net revenues in 2024 and 2023. At December 31, 2025 and 2024, BOA had approximately $25.5 million and $23.0 million in order backlog, respectively.
Business Strategies and Competitive Strengths
Business Strategies
Continued Share Growth in Established Industries - BOA has and will continue to build its brand, innovative product solutions that deliver superior fit and performance for athletes and workers, operational excellence and partner relationships to expand penetration and capture additional share in key industries, including Workwear, Snowsports, Cycling, Outdoor, Athletic and Performance Bracing.
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
Technology Leader with Robust Patent Portfolio – BOA is a leader in performance fit innovation and has built a diverse global portfolio of issued and pending utility and design patents. Throughout BOA’s history, it has continually innovated on dial attributes including quick release, durability, manufacturing ease, and micro adjustability, in addition to integrated lace and lace guide designs and configurations critical to imparting precision fit and reduced friction. BOA’s engineering and technical expertise enables the development and production of performance fit solutions, allowing their brand partners to offer performance enhancing technology and product differentiation.

Competition
BOA’s competition in the premium market can be segmented into three primary categories: (i) traditional laces (ii) non-mechanical lace alternatives (bungies, buckles, plastic lace locks, Velcro, and webbing) and (iii) competitive dial based systems. BOA estimates their share is less than 5% of the total addressable market and greater than 90% of the premium performance dial based fit system market.
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
Suppliers
BOA maintains a longstanding deep relationship with a sole supplier for plastic injected parts (dial units and lace guides), representing approximately 70% of total purchases. The vendor is based in China with multiple facilities and established a new facility in Vietnam, diversifying its geographical footprint in 2024. Furthermore, the vendor has supplied the company since 2001 and has continuously invested in its tools and infrastructure to maintain quality standards and keep up with demand. BOA owns all its injection molds. Lastly, the vendor is also a minority shareholder in BOA and is committed to supporting its growth. The remainder of BOA’s purchases are for steel and steel coated lace, textile laces and guides, monofilament lace and webbing, which are sourced from China, South Korea, Europe, Thailand, and the Philippines. Management believes its manufacturing partners have sufficient capacity to accommodate future growth.
Intellectual Property
BOA has built a diverse global patent portfolio of 335 issued and pending utility patents and 173 issued and pending designs. The company currently has 49 active patent “families” as well as 35 active design “families” with intellectual property covering its core technology (dials, guides, laces), as well as strategic configurations and component installation methods. BOA maintains 196 registered and pending trademarks protecting 15 unique marks, with core marks filed in 40+ countries.
Seasonality
Due to the diversity of industries and geographies BOA participates in, there is no significant seasonality to the business.
Sustainability and Responsible Business Practices
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

Human Capital
BOA is an inclusive global team that trusts and cares for each other, their partners, the community, and the environment. Since their launch in Steamboat Springs, Colorado in 2001, BOA has maintained a strong and healthy company culture that is rooted in a passion for pioneering, and for making the best gear even better. As the team has expanded over the last 25 years, BOA has placed an emphasis on attracting, developing, and retaining a diverse and talented team. BOA employees are located in five countries and the United States. As of December 31, 2025, BOA had 277 full-time employees and 6 part-time employees. 142 employees are located in the United States and 141 work outside of the United States in Austria, China, Japan, South Korea, and Vietnam.
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
History of PrimaLoft
PrimaLoft was originally founded in 1983 after being approached by the U.S. Army Research Laboratory in Natick, Massachusetts. The U.S. Army was primarily interested in a synthetic insulation that would be comparable to goose down in weight, compressibility, and warmth, while also retaining heat in the presence of moisture. PrimaLoft was awarded its first patent for a “synthetic down” originally branded as PrimaLoft ONE in 1986. After initial success with military applications including sleeping bags and clothing systems, PrimaLoft entered the commercial market through partnerships with name brands like L.L. Bean, Land’s End, and Ralph Lauren. PrimaLoft quickly established its credibility for performance and quality and today continues to drive innovation within the synthetic insulation industry. A summary of key milestones in the company’s history is below:
•1984: Patented the first synthetic microfiber for apparel
•1989: L.L. Bean and Ralph Lauren become the first brand partners
•1990: PrimaLoft was used in the layering system for the Mount Everest Peace Climb
•1997: Developed first design using post-consumer recycled material
•2012: Separation from Albany International into a standalone company through a management buyout
•2017: Release of i) ThermoPlume, the most advanced, 100% recycled, down-like synthetic insulation alternative and ii) Aerogel technology, a lightweight, compression-resistant insulation composed of more than 95% air
•2018: Developed PrimaLoft® Bio™ technology, the first-ever biodegradable, 100% recycled synthetic insulation and fabric cross-product capabilities
•2019: Breakthrough development of P.U.R.E. manufacturing technology, a proprietary process of synthetic insulation that reduces carbon emissions by up to 50% or greater
•2020: Launch of Patagonia Nano-Puff with PrimaLoft P.U.R.E. technology

•2021: Launch of Aerogel Footwear with Canada Goose
•2024: 70% of PrimaLoft® insulation products are made using 100% recycled content
•2025: Converted I-1001 Gold to P.U.R.E reduced emissions manufacturing
We acquired a majority interest in PrimaLoft on July 12, 2022.
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
PrimaLoft had approximately $14.7 million and $13.8 million, respectively, in firm backlog orders at December 31, 2025 and 2024.
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
Continued Development of Cutting Edge Insulation Technology - Over the past four decades, PrimaLoft has continuously improved its product offering to retain a leading position with regards to synthetic insulation technology. . With strong continued investment in new product development, we expect PrimaLoft innovations to push the boundaries of material science and expand the value provided to end consumers.
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
Intellectual Property
In addition to its brand, customer relationships and scale, PrimaLoft also makes use of product patents and process trade secrets as additional barriers to entry and competitive moats. With a leading position in synthetic insulation, PrimaLoft has built a patent portfolio of more than 12 issued and pending patents in the United States and more than 70 patents issued internationally. In addition, PrimaLoft uses a variety of trade secrets typically covering specific insulation manufacturing processes. Lastly, PrimaLoft has more than 50 registered trademark applications and pending trademarks globally.
Seasonality
Due to the nature of insulated outerwear and the concentration of spending in the northern hemisphere, PrimaLoft typically sees approximately 65% of sales in the first half of the calendar year, which is when brand partners order components to be used in cold weather apparel that will be sold to end consumers in the subsequent fall/winter.

Human Capital
PrimaLoft had 76 employees on December 31, 2025, 72 full-time employees and 4 part-time employees, with 35 employees located within the United States, 30 in China and the remainder in Europe and Vietnam. PrimaLoft's labor force is non-union. Management believes that PrimaLoft has a good relationship with its employees.
The Honey Pot Co.
Overview
The Honey Pot Co. is The Holistic Wellness Partner for Humans with Vaginas, with products powered by plant-derived ingredients and clinically tested formulas. The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The company offers an extensive range of holistic wellness products across the menstrual, personal care, and consumer health and sexual wellness categories. The Honey Pot Co.’s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and feminine wellness.
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

Feminine care has long been a stagnant category rooted in shame, underpinned by a lack of education, and dominated by large, legacy brands. These legacy brands have historically focused on low-cost, low-quality conventional products typically containing rayon, bleached cotton, titanium dioxide, and “harsh” chemicals such as sulfates, parabens, and synthetic fragrances. In recent years, upstart brands providing clean-label products (largely using organic cotton, “free from” harsh chemicals) have gained traction, demonstrating a shift in consumer preferences towards more natural, “better-for-you" products. The industry has also seen an increased emphasis on education and awareness regarding menstrual health, breaking societal taboos and promoting open conversations. Younger Millennial and Gen Z consumers demand more from brands than prior generations did, and we believe legacy brands have struggled to genuinely connect with these younger, socially minded consumers. Across all segments of the feminine care category, “better-for-you” players have been growing at faster rates than the category. The Honey Pot Co., we believe, is well positioned to benefit from the continued adoption of “better-for-you” feminine care products given their large distribution footprint and growing brand awareness.

Products, Customers and Distribution Channels
Products
The Honey Pot Co. has an industry-leading portfolio of efficacious, clinically supported products that make consumers feel comfortable and confident in their bodies. The company sells through three primary product categories: Menstrual, Personal Care and Consumer Health & Sexual Wellness.
Menstrual – The Honey Pot Co.’s largest product category, menstrual represented 63%, 56% and 49% of gross sales for the years ending December 31, 2025, 2024, and 2023, respectively. Launched in 2017, the company’s menstrual necessities portfolio includes Organic Cotton Standard (“OCS”) menstrual pad covers and liners, BPA-free OCS cotton tampons, and silicone menstrual cups. The Honey Pot Co. is most well-known for its innovative “herbal” pads, which are infused with a proprietary blend of essential oils and plant extracts - such as lavender, mint, and aloe vera - to moisturize, soothe, and provide a gentle, "cooling" sensation that helps users have a more comfortable period experience. The Honey Pot Co. also offers non-herbal pads and liners which also use a super soft OCS certified organic cotton cover and ultra-absorbent pulp core which ensures maximum comfort and minimal leakage.
Personal Care – Personal care represented 32%, 36% and 39% of gross sales for the years ending December 31, 2025, 2024, and 2023, respectively. Within this category, The Honey Pot Co. offers an assortment of feminine hygiene products and full-body wellness products. Launched in 2014, the company’s feminine hygiene portfolio includes feminine washes and wipes that are gynecologist-tested, hypoallergenic, kind to and safe for skin. The company’s daily sensitive intimate wash, for example, is formulated with plant-derived ingredients as well as lactic acid (which is naturally occurring in the vaginal environment), to help maintain a balanced pH range of 3.5-4.5, while also boosting moisture and soothing the skin while gently cleansing intimate areas. The company launched its full-body wellness portfolio in 2024 with three herbal-infused body cleansers formulated to match the skin’s natural pH range and provide superior skin hydration.
Consumer Health, Sexual Wellness, and Other – Consumer health and sexual wellness represented 5%, 8% and 12% of gross sales for the years ending December 31, 2025, 2024, and 2023, respectively. Launched in 2020 and 2021, respectively, The Honey Pot Co.’s consumer health and sexual wellness portfolio includes anti-itch and soothing creams, suppositories, lubricants, and other intimacy products.
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
Distribution Channels
As a digitally native brand with a retail-first strategy, The Honey Pot Co. uses an omnichannel distribution model across a network of nationwide retailers (84%, 89% and 95% of gross sales for the years ending December 31, 2025, 2024 and 2023, respectively) and eCommerce (16%, 11% and 5% of gross sales for the years ending December 31, 2025, 2024 and 2023, respectively).
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
The eCommerce channel includes sales through the company’s owned website, Amazon, and other dotcom partners. Given the high cost of driving customers to its website, the company has historically leveraged its own website as a tool for customer education and new product testing rather than a purchasing destination. The company launched its Amazon storefront in June 2023 as a way to increase the availability and convenience of shopping this category for its consumers.

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
Capitalize on Increasing Consumer Preference for “Better-for-You” Products – As a leading “better-for-you” feminine care brand, we believe that The Honey Pot Co. will enjoy an outsized benefit from consumers switching from legacy feminine care products to “better-for-you” alternatives. Younger consumers are increasingly searching for “clean-label” alternatives to products that typically contain “harsh” ingredients. This trend has been seen in the feminine care industry in the past years and may continue to accelerate as older generations age out of the category and younger consumers, who demand more transparency from their brands, enter the category. The Honey Pot Co. is, we believe, well positioned to be at the front of the “better-for-you” pack given their highly efficacious products and their unique value proposition of providing a complete, cross-category offering.
Expand Distribution Network to Drive Growth, Awareness, and Adoption – Meaningful opportunity exists for The Honey Pot Co. to expand its distribution footprint in existing channels where it remains under-penetrated and to enter entirely new channels and geographies with significant volume opportunities. The company has a successful track record of profitably expanding into new channels and significant opportunity exists both domestically and internationally. Accessibility remains a top hurdle for acquiring new customers, so expansion of the company’s distribution network presents an opportunity to further accelerate brand awareness and product adoption.
Leverage Brand Equity to Continue Developing New Products and Strategically Enter Large Adjacent Product Categories – The Honey Pot Co. aims to continue to strategically grow the product portfolio and bring newness to the category through meaningful innovation in core segments, supported by selective new product development in adjacent segments to grow The Honey Pot Co.’s addressable market. Opportunity exists for The Honey Pot Co. to expand its continuum of care to serve women at all life stages, ensuring consumers join the brand at a younger age and stay with the brand longer, thereby increasing consumer lifetime value.
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
Sourcing and Manufacturing
The Honey Pot Co. has a current network of eight co-manufacturers across the globe. The company has purposefully chosen suppliers with small, medium, and large lines and facilities, allowing the company to quickly scale with the same partner. The Honey Pot Co. has supply agreements in place and renegotiates rates, lead-times, and minimum order quantities with partners based on volumes to continually optimize its stock model parameters.
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

Under the FDCA and its implementing regulations, The Honey Pot Co. is subject to requirements related to, among other things, facility registration, drug and device current good manufacturing practices, product ingredients review, nonclinical and clinical testing, complaint handling and adverse event reporting, product recalls, product labeling, marketing, and promotion. Advertising and promotion are also regulated by the FTC under the FPLA and 15 U.S.C. § 52.
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
The Honey Pot Co.’s outside general counsel and regulatory counsel work with the company’s in-house product development and compliance teams to ensure products and the associated product claims and marketing are compliant with the standards set by relevant regulatory bodies, including FDA, MoCRA, and FTC. The company leverages their contract manufacturing partners for products that require 510(k) FDA notification, and the co-manufacturers are responsible for confirming that products are covered by the filings.
Community Engagement and Social Impact
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
Human Capital
The Honey Pot Co. employs a non-union labor force of 72 employees who primarily work remotely across the United States. The company has an office in Atlanta, Georgia where a small group of employees work on a day-to-day basis, but this space is primarily used as a gathering place to host customers and team meetings. Over the past three years, The Honey Pot Co. has meaningfully invested in the infrastructure of the business to support its growth initiatives.
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

We acquired a majority interest in Velocity Outdoor on June 2, 2017.
Industry
Velocity Outdoor primarily competes within sub-segments of the broader outdoor recreational products industry, The archery equipment market is estimated by management to constitute approximately $770 million of annual manufacturers' sales, of which $500-$550 million is attributable to bows and $200-$250 million is attributable to related archery consumables. Vertical and compound bows, and crossbows each comprise about half of the category sales, with crossbows gaining share in recent years. Independent archery dealers account for 38% of Velocity's sales and big box specialty sporting goods retailers account for approximately 30% of consumer purchases from Velocity. Distributors, mass merchants, and online retailers make up the remainder of consumer sales.
The hunting apparel market is estimated by management to constitute $500 million of annual sales. Online retailers' sales account for approximately 54% of consumer purchases from Velocity, dealers and distributors account for 20% from velocity and big box specialty sporting goods retailers make up the remainder of consumer purchases from Velocity.
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
Velocity acquired Ravin Crossbows in 2018, further expanding its product line in the archery market. Ravin Crossbows is a leading designer, manufacturer and innovator of crossbows and accessories. Ravin primarily focuses on the higher-end segment of the crossbow market and has developed significant intellectual property related to the advancement of crossbow technology. In 2022 Ravin introduced a new compact, fast, powerful, and accurate crossbow, shooting arrows at speeds over 500 feet per second and featuring an exclusive, and industry first, compact electronic cocking/de-cocking mechanism.
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
Customers and Distribution Channels
Velocity's products are sold across a mix of sales channels, including national retailers, distributors/dealers/regional chains, international distributors, and e-commerce. Over the last several years, management has successfully diversified both its sales channel composition and customer mix. Velocity's three largest customers represented 16%, 8% and 8%, respectively, of gross sales in 2025 represent Velocity's major sales channels; mass merchant, regional retail, and e-commerce.
Velocity had approximately $2.2 million and $1.0 million in firm backlog orders at December 31, 2025 and 2024, respectively.
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
•Archery - Innovation will continue to lead the way with new offerings in both the CenterPoint and Ravin product lines. Unequaled, game changing performance and accuracy is the industry leading ground Ravin owns and will continue to own well into the future with new product introductions scheduled for 2026 and 2027.
•Hunting Apparel - Technically advanced and thoughtfully designed clothing is what makes Kings a fast growing brand in its space. 2024 saw an expansion of offerings in historical categories along with new categories. 2026 and 2027 will see many more offerings including lifestyle, men’s, women’s, children’s, season specific, animal specific and new categories.
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
Leading Consumer Brands with Branding and Marketing Capabilities to Drive Consumer Awareness, Affinity, and Engagement - Velocity owns a portfolio of premium, iconic brands that are in a leading position in consumer awareness and affinity. These include the fast growing, super premium, and market disruptive brands like Ravin and King's Camo.
Broad Coverage of Consumer Segments and Price Points - Velocity’s portfolio of brands and product lines provides broad coverage of consumer segments and allows the business to position products with a combination of features and retail prices that appeal to all consumers in the category from recreational to avid.
Competitive Conditions
Archery - The archery market competes within a “good, better, best” spectrum. Velocity's CenterPoint product line, as a value-for-price, entry to mid-level brand, tends to lie between the “good” and “better” segments, competing with Barnett Outdoors, Killer Instinct, and PSE Technologies, among others. Consumers tend to make purchasing decisions based on brand awareness, reliability, customer service, and pricing. Although CenterPoint is a recent entry into the archery market, the brand has been able to outpace more established brands on the reliability, pricing, and service aspects to win market share. The Ravin product line has a higher price point and falls within the "best" segment for crossbows, competing with the higher end crossbows. Ravin entered the market in 2017 and management believes it has since become a top selling brand as measured by retail dollars.
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
Although King's Camo faces competition from both long-established and niche brands, King's Camo has steadily grown market share by emphasizing versatility, affordability, and tailored solutions for hunters across skill levels and budgets. By maintaining competitive pricing, reliable performance, and strong customer relationships, King's Camo continues to deliver products that resonate with the hunting community.

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
Human Capital
Velocity had 163 employees on December 31, 2025, 145 full-time employees and 18 part-time employees, with all employees located within the United States. Velocity’s labor force is non-union. Management believes that Velocity has a good relationship with its employees.
Lugano
Lugano was an operating segment of the Company until the Lugano Bankruptcy on November 16, 2025, after which Lugano was deconsolidated. Lugano is a designer, manufacturer, and retailer of high-end jewelry. Following the deconsolidation of Lugano, the Company no longer operates in the jewelry business. Refer to “Note C – Deconsolidation” to our Consolidated Financial Statements for additional information concerning Lugano.
Industrial Businesses
Altor Solutions
Overview
Altor Solutions, headquartered in St. Louis, Missouri, is a dynamic, engineering-driven company whose goal is to design and produce superior products that help customers solve their needs for temperature-sensitive (cold chain) and protective packaging. Altor Solutions offers a diverse range of materials, including traditional plastics and sustainable, plant-based and paper-based options. Altor operates molding and fabricating facilities across North

America, creating a geographic footprint of strategically located manufacturing plants to efficiently serve national customer accounts.
History of Altor Solutions
Altor Solutions was founded in 1957 and initially operated as a single manufacturing plant in St. Louis, Missouri, producing rigid foam plastics. Through the years, Altor expanded its geographic footprint, adding additional molding plants to its operation, as well as growing through acquisitions. Altor also opened two greenfield plants in Mexico to better serve their multinational manufacturing customers.
In July 2020, Altor acquired the assets of Polyfoam, a Massachusetts-based manufacturer of protective and temperature-sensitive packaging solutions for the medical, pharmaceutical, grocery and food industries, among others. In October 2021, Altor acquired Plymouth Foam, a designer and manufacturer of fabricated foam, custom protective packaging solutions and componentry. The company previously held a noncontrolling ownership interest in Rational Packaging. In July 2024, Altor acquired the remaining ownership interest and obtained 100% ownership of Rational Packaging. In October 2024, Altor acquired Lifoam, a leading manufacturer of temperature-controlled packaging products such as thermal shippers and refrigerant gel packs for the healthcare, commercial and retail industries. Today, Altor operates out of its corporate headquarters in St. Louis, Missouri and manufacturing facilities across North America.
We purchased Altor on February 15, 2018.
Industry
Altor competes in the broadly defined North American temperature-sensitive (cold chain) and protective packaging market which we estimate was approximately $8.0 billion in 2025, with foam materials making up the second largest component of this market. On the basis of product type, this market is segmented into rigid protective, flexible protective, and foam protective applications. Altor primarily competes in the North American foam protective packaging market which includes expanded polyurethane foams, loose fills, foam in place polyurethane, and molded foams products. Producers of molded foam products generally fall into two categories: block and shape. Block molders manufacture large blocks of EPS foam that are typically used as insulation in building products such as walls, roofs and floors and are closely tied to the construction market. Altor’s acquisition of Plymouth Foam entered the company into this category. Shape molding, the majority of Altor’s business, represents customized molded foam solutions for protective packaging applications, life science and perishable applications and internal parts and components for OEMs. Products made of EPS foam have broad applications across various end markets due to a unique combination of performance characteristics. The superior cushioning and barrier properties paired with insulating and hydrophobic properties make it an ideal lighter weight material for protective packaging of heavy or valuable goods as well as insulated shipping containers for temperature and moisture sensitive products.
Solutions, Customers and Distribution Channels
Solutions
Altor Solutions designs and manufactures a broad array of protective, cold chain, and sustainable solutions, as well as OEM components and fabricated products, serving diverse end markets. Through the acquisitions of Lifoam Industries and Rational Packaging, Altor has strengthened its leading position in temperature-sensitive and protective packaging, with a broad offering of traditional and sustainable options.
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
Cold Chain Solutions - A core focus for Altor, including insulated shipping containers, gel packs, and the newly introduced Bioffex®, a starch bio-based molded cooler. These solutions support specialty pharmaceuticals, healthcare, and perishable food logistics, reinforcing Altor’s leading market position in single-use pharma parcel shippers. The Altor Perishables segment enhances cold chain capabilities for perishable food distribution. These shippers can also be made in alternative materials, such as our BioEPS®, which is biodegradable to ASTM D5511 standards, and the previously-noted Bioffex®, a commercially compostable foam.
Refrigerants - Manufactured at six plants across the U.S., Altor offers a full range of phase change material (PCM) and water-based refrigerants in both bottles and pouches, meeting a variety of temperature requirements for pharmaceutical and food shipping applications.
OEM Parts and Componentry - Includes engineered solutions for automotive, appliances, and construction applications, ensuring lightweight, durable, and cost-effective alternatives to traditional materials.
Fabricated Solutions - Custom manufacturing through die cutting, saw cutting, and pressure cutting for medium to low-volume projects, catering to specialized industrial needs. Fabricated solutions represent a small portion of Altor overall net sales.
Sustainable Packaging - Altor leads in sustainability with solutions such as BioEPS®, a biodegradable solution as per ASTM D5511, and Bioffex, a plant-based molded packaging solution supporting circular economy initiatives. The introduction of BioEPS with up to 55% post-consumer recycled content demonstrates Altor’s commitment to reducing environmental impact. Altor also exhibits its commitment to circularity within its 19 plants by recycling its waste and offering post-consumer collection to be remolded into new parts.
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
Altor Industrial – Encompassing appliances, HVAC, furniture, construction, and other industrial applications, primarily serving protective packaging needs.
Altor Perishables – Providing innovative cold chain solutions for seafood, meat, perishable and specialty foods, and grocery logistics.
Retail – Specializing in retail-driven temperature maintenance solutions, including reusable and single-use parcel shipping coolers and refrigerants.
Customers and Distribution Channels
Altor Solutions serves over 1,000 customers across diverse industries. With its leading position in single-use pharmaceutical parcel shippers, Altor remains at the forefront of temperature-sensitive logistics. Products are distributed through direct-to-customer channels and strategic distributor partnerships, ensuring flexibility and value optimization. Altor has maintained long-standing relationships with its top customers, often averaging ten or more years. Altor's three largest customers comprised approximately 16%, 21%, and 32% of net sales in the years ended December 31, 2025, 2024 and 2023, respectively.
Altor Solutions often maintains resin cost pass-through provisions with its contracted customers, allowing it to pass-through material resin price changes. Resin constitutes its primary raw material cost.

The following table sets forth Altor's customer breakdown by sector for the fiscal years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023

Industrial	44.0%	60.6%	63.8%
Life Sciences	38.9%	28.3%	27.4%
Perishables	9.0%	8.8%	8.4%
Retail	8.1%	1.6%	—%
Other	—%	0.7%	0.4%
	100%	100%	100%
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
Competitive Strengths
National Scale and Proximity to Customers - Altor Solutions maintains a footprint of manufacturing locations across North America. Facilities are strategically located near customers’ production locations enabling Altor to be one of only a few foam molders capable of serving large national accounts. Due to foam’s high volume-to-weight ratio, foam manufacturers generally confine product shipments to a 300-mile radius in which shipping costs are economically viable. Thus, Altor is uniquely positioned to provide multi-facility support to its largest customers who often have multiple manufacturing or distribution locations.
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
Competitive Dynamics
•Customer qualification and tooling considerations. In certain applications, customers may use molds and tooling designed for specific manufacturing equipment, and changes in suppliers may require requalification, retooling or additional testing depending on the application and customer requirements. As a result, customer purchasing decisions may consider factors such as quality, service levels, lead times, and total delivered cost, in addition to price.
•Cost considerations and performance requirements. In certain protective and cold chain applications, customers may require testing and qualification to validate that packaging solutions meet performance requirements. The time and expense associated with testing and qualification can vary by end market and application.

•Manufacturing capabilities and investment. The molded foam industry requires specialized manufacturing equipment and process know-how. Establishing or expanding manufacturing capacity may require capital investment and time to achieve required performance and quality standards, and the timing and cost to do so can vary based on the products and end markets served.
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
Altor maintains 19 manufacturing facilities across North America with 17 located in the U.S. and 2 in Mexico, as well as one non-manufacturing corporate headquarters. Given the high volume, low density nature of foam, Altor's manufacturing facilities are strategically located near its largest customers’ production locations to minimize freight and logistics costs. Altor's geographic footprint covers a large portion of the continental U.S. and Mexico. Each plant has a warehouse space for raw materials, supplies and finished goods. Several plants also use third-party warehousing to store stocking inventory. Altor uses common carriers to deliver finished product and in certain cases, some customers pick up directly from the plants.
Regulatory Environment
Altor's manufacturing operations and facilities are subject to federal, state and local environmental and occupational health and safety laws and regulations. These include laws and regulations governing air emissions, wastewater discharge and the storage and handling of chemicals and hazardous materials.
Human Capital
As of December 31, 2025, Altor employed 994 full-time employees. None of Altor's U.S.-based employees are subject to collective bargaining agreements. Under Mexican Federal Labor Law, 31 employees at the two Mexican manufacturing facilities are unionized. Altor believes its relationship with its employees is good.
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

Products, Customers and Distribution Channels
Products
Permanent Magnets and Assemblies Group - Arnold’s PMAG is a leading global manufacturer of precision magnetic assemblies and high-performance magnets. The group’s products include tight tolerance assemblies consisting of many dozens of components and employing RECOMA® SmCo, Neo, and AlNiCo magnets. These products are sold to a wide range of industries including aerospace and defense, motorsport/ transportation, oil and gas, medical, general industrial, energy and semiconductors. Arnold has established a reputation in the magnetic industry as an engineering solutions provider, assisting customers to ensure their critical assemblies meet expectations. PMAG is Arnold’s largest business unit representing greater than 50 - 60% of Arnold sales on an annualized basis with a global footprint including manufacturing facilities in the U.S., U.K., Switzerland, and China.
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
Customers and Distribution Channels
Arnold’s focus on customer service and product quality has resulted in a broad base of customers in a variety of end markets. The following table sets forth management’s estimate of Arnold’s approximate customer breakdown by industry sector for the fiscal years ended December 31, 2025, 2024 and 2023:

	Customer Distribution
Industry Sector	2025	2024	2023
Aerospace and Defense	39%	34%	32%
General Industrial	31%	27%	29%
Motorsport/ Transportation	8%	14%	18%
Oil and Gas	6%	9%	5%
Advertising specialties	5%	5%	5%
Energy	4%	3%	2%
Medical	2%	2%	3%
Reprographic	1%	1%	2%
All Other Sectors Combined	4%	5%	4%
Total	100%	100%	100%
Arnold has a large and diverse, blue-chip customer base. Sales to Arnold’s top ten customers were 28% for the year ended December 31, 2025, 30% for the year ended December 31, 2024, and 29% of total sales for the year ended December 31, 2023. In 2025, 2024 and 2023, no individual customer represented more than 10% of Arnold's net revenues.
Arnold had firm backlog orders totaling approximately $113.9 million and $80.3 million, respectively, at December 31, 2025 and 2024.
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
Competitive Landscape
•Customer Qualification and Program Design Cycles. In certain applications, Arnold’s products may be specified into customer programs through co-development and qualification processes that can take several months or longer, depending on the application and customer requirements. As a result, once a supplier is qualified for a particular program, customer purchasing decisions may be influenced by performance, reliability, delivery, and ongoing engineering support, and changes in suppliers may require additional time and expense.
•Manufacturing and Processing Capabilities. The specialty magnet industry requires access to specialized manufacturing equipment, technical expertise, and process know-how. Establishing or scaling these capabilities may require meaningful capital investment and time to achieve required performance and quality standards and to develop customer qualifications. The timeframe required for a new entrant to compete effectively can vary materially depending on the target end market, the products involved, and customer requirements.
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
Arnold has manufacturing facilities located in China and Switzerland, both of which have been the subject of tariffs and trade disruptions. Changes in the availability and price of raw materials, components and whole goods, which can fluctuate significantly as a result of economic volatility, regulatory instability or change in import tariffs or trade agreements, can significantly increase the costs of production and distribution, which could have a material negative effect on the profitability of the businesses.
Human Capital
Arnold is led by a capable management team of industry veterans that possess a balanced combination of industry experience and operational expertise. Arnold employed approximately 771 hourly and salaried employees located throughout North America, Europe and Asia at December 31, 2025. Arnold’s employees are compensated at levels commensurate with industry standards, based on their respective position and job grade.
Arnold’s workforce is non-union except for approximately 60 hourly employees at its Woodstock, Illinois facilities, who are represented by the International Association of Machinists (IAM). Arnold enjoys good labor relations with its employees and union and has a one year contract in place with the IAM, which expires in June 2026. The original three year contract was automatically renewed for one year in June 2025.
Sterno
Overview
Sterno, headquartered in Texarkana, Texas, is the parent company of Sterno Products, LLC ("Sterno Products") and Rimports, LLC ("Rimports"). Sterno operates through two product divisions:
•Sterno Products - Sterno Products manufactures and markets a broad range of wick and gel chafing fuels, liquid and traditional wax candles, butane stoves and accessories, and catering equipment and lamps for restaurants, hotel and home entertainment uses, selling both Sterno brand and private label. As a leading supplier of canned heat to foodservice distributors and foodservice group purchasing organizations, Sterno is always pursuing end-user solutions and innovations to strengthen its position in the marketplace.
•Rimports - Rimports manufactures and distributes branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, and Fusion brands. Rimports offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes, fragrance oils, essential oils, and diffusers. Rimports also sells flameless candles, lanterns, and outdoor lighting. Sterno acquired Rimports in February 2018.
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
Today, Sterno operates out of its corporate headquarters in Texarkana, Texas, and has manufacturing and distribution facilities in multiple locations, including Memphis, Tennessee, La Porte, Indiana, Texarkana, Texas, and the Rimports facility in Provo, Utah.
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
Sterno is a “full-line” supplier offering a broad array of portable chafing fuels, table lighting, outdoor lighting products, wickless candles and fragrance products with approximately 3800 SKUs serving the foodservice and retail markets. Sterno originally focused on chafing fuel (canned heat) products and later expanded its offerings to include table ambiance products such as liquid wax, wax candles and votive lamps, as well as outdoor lighting with the acquisition of Sterno Home in 2016, and wax cubes and warmer products through its acquisition of Rimports. Sterno’s products fall into six major categories: canned heat, catering equipment and butane products, table lighting, flameless candles and outdoor lighting, wickless candle and fragrance products.
Products, Customers and Distribution Channels
Products
Canned Heat - The canned heat product line is composed of various chafing fuels packaged in small, portable cans. The portable warming (canned heat) line is composed of wick-based and gel-based chafing fuels packaged in steel cans. These products are used by foodservice professionals in a variety of food serving and holding applications and are designed to keep food products at an optimal food-safe serving temperature of 140-165 Fahrenheit. The canned heat product line is composed of two subcategories: wick chafing fuel and gel chafing fuel. The subcategories are distinguished based on the type of chafing fuel being used. Each fuel contains unique characteristics and properties that allow the Company to offer a broad array of configurations to suit varying user requirements.
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

Flameless Candles and Outdoor Lighting - Sterno offers a wide selection of lighting for homes, gardens, patios and yards with over 360 SKU's available in its retail markets. All of Sterno's products are powered by one of the following: i) Solar - solar panel with rechargeable power source - usually a rechargeable battery; ii) Battery - battery operated; iii) Plug-in - plugs directly into a regular wall socket either with 2 or 3 prong plug and with or without included and attached transformer; iv) Low Voltage - part of a set which includes a stand-alone transformer. Fixtures connect through a stand-alone wire via clip connectors; v) Line Voltage - hardwired into a home's electrical circuitry, or vi) Rechargeable - product is recharged when empty, usually through a plug-in wire and an onboard rechargeable power source.
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
Wickless Candle and Fragrance Products
•Wax Warmers and Scented Wax Cubes - The wax and wax warmer line is composed of a large variety of fragrance and warmer design choices for consumers. The wax cubes are long-lasting and consistently release strong fragrance. The scented wax cubes are at a price point whereby they are an impulse item, making it easy and quick for the customer to change fragrances. The flameless feature is a plus in that it provides safety improvements over traditional flame candles. The proprietary formula and high quality fragrances add to the high quality of the domestically-made products. We believe ongoing research contributes to consumer loyalty, superior quality, and well-rounded fragrance programs. The wax warmers are made up of quality materials including wood, metal, ceramic, and glass.
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

Sterno’s top ten customers comprised approximately 73%, 70%, and 70% of gross sales in the years ended December 31, 2025, 2024 and 2023, respectively.
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
The following table sets forth Sterno’s gross revenue by product for the fiscal years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
Gross sales by product (1)	2025	2024	2023
Canned Heat	42%	39%	38%
Wickless Candle Products	26%	28%	29%
Table Lighting	5%	5%	5%
Flameless Candle and Outdoor Lighting	2%	4%	4%
Diffusers and Essential Oils	2%	2%	4%
Other	23%	22%	20%
	100%	100%	100%
(1) As a percentage of gross sales, exclusive of sale discounts.
Sterno had approximately $10.7 million and $12.5 million in firm backlog orders at December 31, 2025 and 2024, respectively.
Business Strategies and Competitive Strengths
Business Strategies
Defend Leading Position - As a leading supplier of canned fuels, flameless candles and outdoor lighting, wickless candles and fragrance products, Sterno places great value in delivering high quality customer service and product selection. In a market characterized by fragmented categories and competition, Sterno will continue to focus on providing excellent service to its customers. Sterno Products has been the recipient of numerous vendor awards for its high degree of customer service.
Pursue Selective Acquisitions - Sterno views acquisitions as a potentially attractive means to expand its product offerings in the foodservice and retail channels as well as enter new categories within the Home Fragrance space.
Expand Retail Distribution - Sterno’s management believes that there is an opportunity to leverage the iconic nature of the “Sterno” brand to expand its retail product offering and to expand distribution into additional retailers.
Create Innovative Products - Having innovative design, marketing, and production teams enables Rimports to expand into new fragrance systems and markets, as it has done with decorative Fragrance Oils Plug-Ins, Reed Diffusers, and more. Rimports will continue to focus on elevating everyday fragrance by providing high quality products and low prices to retailers and end-users.
Competitive Strengths
Leading Brand Recognition & Market Share - Sterno Products has a leading position in the canned chafing fuel market. Management believes Sterno Products enjoys outstanding brand awareness and a reputation for superior quality and performance with distributors, caterers, hotels and other end users. Rimports is in a leadership position in fragrance systems, particularly the wickless candle market, and is growing its market share in the essential oils and diffusers and plug-in liquid fragrance markets. Rimports offers a large variety of products to retailers in North America, Canada, and the United Kingdom.
Low Cost versus Alternatives - Sterno Product's customers are typically caterers, hotels or restaurants who utilize canned chafing fuel to maintain prepared food at a safe and enjoyable serving temperature. The risk of ruining a dining experience and the low proportionate cost of canned chafing fuel relative to the cost of a catered event represent barriers to customers switching out of Sterno’s canned chafing fuel products. Additionally, management believes that Sterno canned chafing fuel products’ technology offers a combination of portability, reliability and low cost. Rimports’ ultimate consumers seek high quality products in the Home Fragrance section. This high value proposition ensures consumer loyalty and satisfaction.
Suppliers and Manufacturing
Sterno's product manufacturing is based on a dual strategy of in-house manufacturing and strategic alliances with select vendors. Sterno operates an efficient, low-cost supply chain, sourcing materials and employing contract manufacturers from across the Unites States, as well as Mexico and the Asia-Pacific region.
Sterno Products’ primary raw materials are chemicals used in chafing fuel, such as diethylene glycol, ethanol, etc., paraffin, and metal cans, for which it receives multiple shipments per month.
Rimports sources raw materials from and outsources manufacturing processes to companies in the U.S. and China. Raw materials include wax, fragrances, and color dye for waxes; essential oils; wood, metal, ceramic, and glass for warmers and diffusers; and packaging supplies.
Intellectual Property
Sterno relies upon a combination of trademarks and patents in order to secure and protect its intellectual property rights. Sterno currently owns 239 registered trademarks and 72 patents globally and has 22 applications for trademarks and patents pending.
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
Human Capital
At December 31, 2025, Sterno had 450 employees within its two product divisions. Sterno Products operates out of four locations in the United States, with a majority of their employees located at production facilities in Memphis, Tennessee and Texarkana, Texas. Rimports employees primarily operate out of Rimports' facilities in Provo, Utah. Sterno believes that its relationship with its employees is good.

ITEM 1A. RISK FACTORS
Our business, operations and financial condition are subject to various risks and uncertainties. The following discussion of risk factors should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part II, Item. 7 and the "Consolidated Financial Statements" and related notes of this Form 10-K. If any of these risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In addition to the factors affecting our specific operating segments identified in connection with the descriptions of these segments and the financial results of the operations of these operating segments elsewhere in this report, the following discussion sets forth the material risk factors we face which make an investment in us speculative or risky.
Risk Factors Relating to the Lugano Investigation and Restatements
We have restated certain of our prior consolidated financial statements as a result of the Lugano Investigation, which resulted in unanticipated costs, litigation against Lugano and the Company and stockholder litigation against the Company, and may result in additional stockholder litigation, regulatory consequences and additional liabilities we are currently unaware of, and may adversely affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation.
As previously disclosed, following concerns reported to the Company’s management, the Company commenced the Lugano Investigation. As a result of the Lugano Investigation, the Company determined that the Company’s previously issued financial statements for fiscal years 2022, 2023, 2024, and the first three fiscal quarters of 2025 including other interim and full-year financial information should no longer be relied upon. The Company corrected these errors in its 2024 Form 10K/A which was filed on December 8, 2025, and its Quarterly Reports on Form 10-Q for the first, second, and third quarters of 2025, which were filed on December 18, 2025, December 29, 2025 and January 14, 2026 respectively.
We have incurred unanticipated costs for accounting, financing and legal fees in connection with the Lugano Investigation and the restatements, including those associated with our entry into forbearance agreements, amendments, and waivers with respect to our Credit Agreement and senior note indentures due to potential defaults or events of default thereunder. The restatements may erode investor confidence in our Company, our financial reporting, accounting practices and processes, and may raise reputational issues for our business. The Lugano Investigation and the restatement of our historical financial statements have negatively impacted, and may continue to negatively impact, the trading price of our securities, have made it more difficult for us to comply with our debt covenants and tightened our liquidity, and may make it more difficult for us to raise capital on acceptable terms, or at all, in the future. In light of the Lugano Investigation and related matters, we have taken certain actions to preserve liquidity, including suspending distributions on our common shares, and our ability to access the equity capital markets, including through at-the-market equity offerings, was limited during 2025 in light of the Lugano Investigation and related events.
In addition, the Lugano Investigation, the restatements and related material weaknesses in our internal control over financial reporting have resulted in litigation against Lugano and the Company, and stockholder litigation against the Company, and regulatory investigations and inquiries which may result in adverse regulatory consequences. As previously disclosed, there are ongoing investigations initiated by the SEC and the U.S. Department of Justice (“DOJ”), and FINRA conducted a review of trading activity in our securities and referred the matter to the SEC for whatever actions the SEC deemed appropriate, if any. These and any future regulatory consequences, litigation, claims or disputes, whether successful or not, could subject us to additional costs or liabilities we are currently unaware of, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.
We have identified material weaknesses in our internal control over financial reporting, which could, if not properly remediated, result in additional material misstatements in our interim or annual consolidated financial statements, impact the Company’s ability to report its results of operations and financial condition accurately and in a timely manner. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it could result in future material misstatements of our consolidated financial statements or could cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, results of operations, investor confidence in our business, or the trading price of our securities.

In connection with the Lugano Investigation and the restatements, we identified material weaknesses in our internal control over financial reporting as of December 31, 2024 and 2025, which are described in more detail in Part II, Item 9A. “Controls and Procedures” of the 2024 Form 10-K/A and this Form 10-K. We also determined that our disclosure controls and procedures were not effective as of December 31, 2024 and 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s consolidated interim or annual financial statements will not be prevented or detected on a timely basis. If the material weaknesses are not remediated in a timely manner, or if additional material weaknesses in our internal controls over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our consolidated interim or annual financial statements may contain material misstatements or omissions.
While the Company has implemented a remediation plan with respect to these material weaknesses, the Company will not be able to conclude whether the steps the Company has taken will remediate the material weaknesses until a sustained period of time has passed to allow management to test the design and operating effectiveness of the new and enhanced controls. We may be unable to timely file, or may be required to amend, future periodic reports if our remediation efforts are not successful or if we identify additional material weaknesses or control deficiencies.
At this time, we cannot provide an estimate of costs expected to be incurred in connection with continuing to implement our remediation plan or identify a date on which the remediation efforts will be concluded. However, these remediation measures may be time consuming, may result in us incurring significant costs, and will place significant demands on our financial and operational resources. Our remediation plan also depends in part on the performance of third parties (including advisors, consultants, and service providers) supporting our financial reporting and internal control environment; if these third parties fail to perform as expected, or if we are unable to retain or recruit qualified personnel, remediation could be delayed or unsuccessful.
Remediation measures we have taken to date and may take in the future may not be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or prevent or avoid potential future material weaknesses or other significant deficiencies in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design, implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the previous restatements disclosed in the 2024 Form 10-K/A. Any failure to implement and maintain effective internal control over financial reporting in a timely manner or with adequate compliance could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our Annual Reports on Form 10-K. Ineffective disclosure controls and procedures and internal control over financial reporting could also have a material adverse effect on our business and cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock.
We may breach certain covenants and other obligations under our Credit Agreement and our senior note indentures. As a result, our Credit Agreement Lenders may have the right in the future to accelerate our indebtedness and exercise other remedies, which could materially and adversely affect our liquidity, financial condition, and ability to continue as a going concern.
As a result of the Lugano Investigation, the Company was in breach of certain financial and other covenants under its 2022 Credit Facility. As a result of the Fifth Amendment, the Company is no longer in default under its obligations under the 2022 Credit Facility; however, there is no certainty that the Company will be able to comply with the amended covenants under the 2022 Credit Facility when they are next tested. If the Company fails to comply with its amended covenants and is determined to be in default under the 2022 Credit Facility, our Credit Agreement Lenders may elect to exercise the remedies available to them, including but not limited to declaring our borrowings under the Credit Agreement due and payable, discontinuing further lending commitments, imposing cash dominion or other cash-management controls, and instructing our debtors and customers (and those of our subsidiaries) to remit payments directly to the Credit Agreement Administrative Agent.
In the event of a future default under the 2022 Credit Facility, if our borrowings under the Credit Agreement are accelerated and the acceleration is not rescinded, annulled, or otherwise cured within thirty (30) days after the notice of acceleration, the holders of our Notes would have the right to declare the Notes due and payable.

Any such outcome in the event of a breach would materially and adversely affect our liquidity, results of operations, financial condition, ability to execute on our business strategies, stock price, and our ability to continue as a going concern, and may require us to seek additional capital, refinance or restructure our indebtedness, sell assets, or pursue other strategic alternatives, none of which may be available on acceptable terms, if at all. Any new financing, if available, may impose significantly higher costs, require additional restrictive covenants, or result in substantial dilution to our stockholders. Additionally, the exercise of other remedies available to the Lenders under the Credit Agreement could disrupt our operations by interrupting our supply chain, limiting our ability to pay vendors, delaying customer deliveries, and increase the risk of losing key employees, any of which would materially harm our financial performance and business prospects. These circumstances may also negatively affect our relationships with customers, suppliers, employees, and other stakeholders. They have also required, and will continue to require, substantial management time and increased professional advisory costs.
Our intercompany loan to Lugano is subject to risk of loss.
In November 2025, Lugano and certain of its subsidiaries filed a voluntary Chapter 11 petition under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. While our intercompany loan to Lugano is secured, the anticipated value of the collateral securing the loan is less than the value of the loan. Our ability to access the collateral may also be limited by bankruptcy and other applicable laws as well as claims by Lugano or its stakeholders attempting to invalidate or subordinate the intercompany loan. There is no assurance that the liquidation of the collateral securing our intercompany loan to Lugano will occur in a timely fashion or that the collateral can be readily liquidated. The amount and timing of any recoveries on our secured position are inherently uncertain and may differ from the amounts reflected in our estimates as of December 31, 2025. Our secured position may be challenged in the bankruptcy proceedings (including through claims seeking to subordinate or recharacterize our claim), and adverse outcomes could materially reduce or eliminate recoveries. In addition, parties in interest in the bankruptcy proceedings or other third parties could assert claims or causes of action against the Company and/or its directors and officers arising out of or relating to Lugano and the bankruptcy proceedings, which could result in substantial defense costs, potential liability or settlement payments, and could further reduce the net amount and timing of any recoveries.
In addition, as previously disclosed, at Lugano’s request and subject to Bankruptcy Court approval, we agreed to provide Lugano with debtor-in-possession financing under Section 364 of the Bankruptcy Code in an amount not to exceed $12.0 million (inclusive of any “roll up” of prepetition indebtedness) (the “Lugano DIP Loan”). The Bankruptcy Court approved the Lugano DIP Loan on an interim basis, but never on a final basis as Lugano determined that it no longer needed the financing. Bankruptcy proceedings are inherently uncertain and may result in delays, additional claims, litigation, administrative expenses, and outcomes that are adverse to us.
We are subject to ongoing government investigations relating to the Lugano matters, and such investigations could result in enforcement actions, penalties, and additional costs.
As previously disclosed, we and our Lugano subsidiary are subject to ongoing investigations initiated by the SEC and the DOJ relating to the Lugano Investigation, the related restatements, and our prior filing delays. Government investigations and enforcement proceedings are inherently uncertain, may take years to resolve, and may require us to devote substantial management time and resources to respond to subpoenas, information requests, interviews, and other investigative steps.
These matters could result in civil or criminal enforcement actions, settlements, fines, penalties, disgorgement, injunctive relief, or other remedies, including undertakings relating to compliance and internal controls. Any such outcomes could adversely affect our reputation, business, results of operations, financial condition, liquidity, and the market price of our securities, and could impair our ability to access the capital markets or refinance existing indebtedness.
We have received notice from the NYSE that we were not in compliance with certain continued listing standards, and if we fail to regain and maintain compliance with NYSE listing standards, our securities could be delisted.
We have received notices from NYSE regarding compliance with certain NYSE continued listing standards. In January 2026, the NYSE notified us that we were not in compliance with the NYSE’s corporate governance listing standards requiring issuers to hold an annual meeting during each fiscal year due to our inability to hold an annual meeting during fiscal 2025, and the NYSE appended a “below compliance” (“.BC”) indicator to our ticker symbols until we regain compliance. Although we intend to regain compliance by holding an annual meeting as soon as practicable in fiscal 2026, there can be no assurance that we will regain compliance within the timeframe expected or that we will not receive additional notices of noncompliance.
In addition, in 2025 the NYSE notified us that we were not in compliance with NYSE’s timely filing requirements due to our inability to timely file certain periodic reports while the Lugano Investigation and the related restatement process were ongoing. While we have resolved our late filings for 2025, if we fail to timely file future periodic reports or otherwise fail to satisfy continued listing requirements, the NYSE may commence delisting procedures. A delisting would likely reduce the liquidity of our securities, increase our cost of capital, limit our ability to access the public capital markets, and could trigger defaults or other adverse consequences under certain agreements.
Risks Related to Our Business and Structure
Our future success is dependent on the employees of our Manager and the management teams of our businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.
Our future success depends, to a significant extent, on the continued services of the employees of our Manager, most of whom have worked together for a number of years. Our Manager does not have an employment agreement with our Chief Executive Officer and, in any event, employment agreements may not prevent our Manager’s employees from leaving or from competing with us in the future. The demands associated with the Lugano Investigation, the restatement process, and ongoing remediation efforts may increase turnover risk and may make it more difficult to retain and recruit qualified personnel.
The future success of our businesses also depends on their respective management teams because we primarily rely on existing management teams for management of their day-to-day operations. Consequently, their operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of the businesses. The loss of services of one or more members of our management team or the management team at one of our businesses could materially adversely affect our financial condition, business and results of operations.
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
A component of our strategy is to continue to acquire additional subsidiaries, as well as add-on acquisitions for our existing subsidiaries. If our reputation suffers due to the Lugano Investigation or otherwise, we may experience challenges in causing acquisition targets to work with us. Generally, because such acquisition targets are held privately, we may experience difficulty in evaluating potential target businesses as the information concerning these businesses is not publicly available. In addition, we and our subsidiary companies may have difficulty effectively managing or integrating acquisitions or they may fail to perform as anticipated. In such events, we may experience greater than expected costs or difficulties relating to such acquisition, in which case, we might not achieve our anticipated returns and our financial condition, business, and results of operations may be adversely affected. In addition, constraints on our liquidity and access to the debt and equity capital markets (including limitations on our ability to utilize at-the-market equity programs and other equity issuance alternatives) could limit our ability to pursue acquisitions or could require us to pursue acquisitions on terms that are less favorable to us.
We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing at the Company level on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.
In order to make future acquisitions, we intend to raise capital primarily through debt financing at the Company level, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the Trust or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms, especially in light of the Lugano Investigation. Our prior filing delays and any future delays could also limit our ability to access the public capital markets efficiently, including by limiting our ability to use certain registration statement forms or offering methods that are available to timely filers. In addition, the level of our indebtedness may impact our ability to borrow at the Company level. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and our financial condition, business and results of operations.
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
The Company’s Board has full authority and discretion to determine whether or not a distribution by the Company should be declared and paid to the Trust and in turn, subject to U.S. federal income taxes and applicable state and local taxes, to our shareholders, as well as the amount and timing of any distribution. In addition, the management fee and profit allocation will be payment obligations of the Company and, as a result, will be paid, along with other Company obligations, prior to the payment of distributions to our shareholders. The Board may, and in fiscal year 2025 has, based on their review of our financial condition and results of operations and pending acquisitions and our tax structure, determine to reduce or eliminate distributions, which may have a material adverse effect on the market price of our shares.
We rely entirely on receipts from our businesses to make distributions to our shareholders.
We rely on distributions and other payments from our operating subsidiaries to meet our obligations and to make distributions to our shareholders, and minority owners of our subsidiaries may reduce amounts available to us.
The Trust’s sole asset is its interest in the LLC, which holds controlling interests in our operating subsidiaries. We are therefore dependent upon the ability of our operating subsidiaries to generate earnings and cash flow through dividends, interest and principal payments on intercompany indebtedness, and other permitted distributions, to enable us to satisfy our obligations (including debt service, taxes and management fees) and to make distributions to our shareholders. Our subsidiaries’ ability to make distributions to us may be restricted by applicable law, their organizational documents, and the rights of minority owners.
In addition, we do not own 100% of our businesses. To the extent our subsidiaries make dividends or other distributions to equity holders, minority owners may be entitled to receive their pro rata share, which reduces the amounts available to us for debt service, reinvestment, or distributions to our shareholders. Similarly, proceeds from the sale of a subsidiary will be allocated among us and the minority owners of that subsidiary.

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
•allowing only the Company's Board to fill newly created directorships, for those directors who are elected by our shareholders, and allowing only Sostratus LLC, as Holder of our Allocation Interests (holders of Allocation Interests collectively the “Holders”), to fill vacancies with respect to the class of directors appointed by our Allocation Interest Holder;
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
Our substantial indebtedness and exposure to variable interest rates could materially adversely affect our liquidity, financial condition, and ability to operate our business, service our debt, and make distributions.
As of December 31, 2025, we had approximately $1.89 billion of consolidated debt outstanding. Our level of indebtedness, and the debt service obligations associated with it, could have significant adverse consequences, including, among other things: (i) requiring a substantial portion of our cash flows to be used for interest and principal payments, thereby reducing cash available for working capital, capital expenditures, acquisitions, and distributions; (ii) limiting our ability to obtain additional financing (including to refinance existing indebtedness) on acceptable terms, or at all; (iii) increasing our vulnerability to adverse economic, industry, and business conditions, including periods of reduced demand or compressed margins at our subsidiaries; (iv) limiting our flexibility in planning for, or reacting to, changes in our business and the businesses of our subsidiaries; and (v) increasing the cost of future borrowings and/or increasing the likelihood that we would need to sell assets, raise equity (potentially on dilutive terms), or pursue other strategic alternatives to generate liquidity.

Our indebtedness also subjects us and certain of our subsidiaries to restrictive covenants and other contractual requirements, including financial maintenance covenants and limitations on, among other things, additional indebtedness, liens, asset sales, investments, and distributions. These restrictions may limit our operating flexibility and may constrain our ability to respond to changing market conditions or pursue our strategic objectives. If we fail to comply with the covenants or other terms of our indebtedness, we could be required to seek waivers or amendments, which may not be available on acceptable terms, or at all. A covenant breach or other event of default could result in increased borrowing costs, the acceleration of some or all of our indebtedness, the imposition of additional lender controls (including cash management measures), and cross-defaults under other debt instruments, any of which could materially and adversely affect our liquidity and financial condition.
In addition, a portion of our indebtedness—most significantly borrowings under our credit facility—bears interest at floating rates. As a result, increases in benchmark interest rates and/or applicable margins would increase our interest expense and debt service requirements. Higher interest expense could reduce our earnings and cash flows, make it more difficult to comply with financial covenants, reduce cash available for distributions, and adversely affect our ability to refinance indebtedness or incur additional debt. While we may from time to time enter into hedging arrangements to mitigate exposure to interest rate volatility, any such arrangements may not be available on acceptable terms, may not be effective, and may expose us to additional risks, including counterparty risk and potential cash payment obligations.
Any of the foregoing risks could materially and adversely affect our business, results of operations, financial condition, liquidity, and the trading price of our securities.
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

Our businesses are and may be based primarily upon individual orders and sales with their customers and clients. Our businesses historically have not entered into long-term supply contracts with their customers and clients. As such, their customers and clients could cease using their services or buying their products from them at any time and for any reason. The fact that they do not enter into long-term contracts with their customers and clients means that they have limited contractual protections in the event a customer or client no longer wants to use their services or purchase products from them. If a significant number of their customers or clients elect not to use their services or purchase their products, it could materially adversely affect their financial condition, business and results of operations.
Changes to U.S. tariff and import/export regulations may have a negative effect on economic activity, financial conditions and results of our businesses.
The U.S. has enacted and proposed to enact significant new tariffs. Additionally further evaluation of key aspects of U.S. trade policy is occurring, along with ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may significantly affect global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our businesses' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations. These effects may be more pronounced for businesses with meaningful sourcing, manufacturing, or sales outside the United States, and we may not be able to pass through tariff-related cost increases to customers on a timely basis, if at all.
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
Future changes to tax laws are uncertain, but any such changes could cause the Trust to fail to realize the anticipated benefits of the Election. If corporate income tax rates are raised, the anticipated advantages of being treated as a corporation for U.S. tax purposes would be diminished. In addition, changes in U.S. tax law, including changes enacted in 2025 and any future legislative or regulatory developments (including changes affecting the deductibility of interest expense and other items relevant to leveraged businesses), could increase the Trust’s tax liabilities or otherwise reduce the cash available for distributions.
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
Our Manager has the right, under the Management Services Agreement, to resign at any time on 180 days’ written notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to contract with a new manager or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 180 days, or at all, in which case our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our businesses may result in additional costs and time delays that could materially adversely affect our financial condition, business and results of operations.
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
Our management fee consists of a base management fee and, if specified performance measure is met under certain circumstances, an incentive management fee. Both the base management fee and the incentive management fee are calculated by reference to the Company’s adjusted net assets, which will be impacted by the acquisition or disposition of businesses, which can be significantly influenced by our Manager, as well as the performance of our businesses and other businesses we may acquire in the future. Changes in adjusted net assets and in the resulting management fees could be significant, resulting in a material adverse effect on the Company’s results of operations. In addition, if the performance of the Company declines, assuming adjusted net assets remains the same, management fees will increase as a percentage of the Company’s net income. While the MSA provides for a reduction of future payments due to an overpayment to the Manager, for example as a result of the Lugano Investigation, the timeline of such reductions is subject to negotiation between the Company and the Manager and may delay the return of any overpayments.
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
Under the terms of the Management Services Agreement, the Company will pay our Manager a base management fee and, if specified performance measure is met under certain circumstances, an incentive management fee. The base management fee is calculated as a percentage (which varies based on our size) of the Company’s adjusted net assets for certain items and is unrelated to net income or any other performance base or measure. Our Manager controls and may advise us to consummate transactions, incur third party debt or conduct our operations in a manner that, in our Manager’s reasonable discretion, are necessary to the future growth of our businesses and are in the best interests of our shareholders. These transactions, however, may increase the amount of fees paid to our Manager. Our Manager’s recommendations and influence over our operations and transaction activity may result in actions that increase adjusted net assets and, consequently, the fees payable to our Manager, which could reduce cash available for our other obligations and distributions.
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
General Risk Factors
Our operations face continuing cybersecurity risks, including information technology and artificial intelligence (“AI”) system or process failures and data breaches, which may result in unexpected and significant remediation costs, increased liabilities, and reputational damage.
We, and our businesses, use a variety of information technology systems in the ordinary course of business, which are potentially vulnerable to cybersecurity attacks, including cybersecurity attacks on our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Cybersecurity threats continue to increase in frequency and sophistication and new developments in the fields of generative AI, machine learning, and robotics may create new vulnerabilities and cybersecurity risks. In addition, our increasing reliance on third-party service providers, including those that may incorporate AI-enabled tools into their products and services, may increase our cybersecurity exposure and reduce our ability to directly control the confidentiality, integrity and availability of our systems and data.
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
As of December 31, 2025, we had identified indefinite lived intangible assets with a carrying value in our financial statements of $30.8 million, and goodwill of $895.4 million.
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
Disruptions in our supply chain or increases in the cost or reduced availability of raw materials, components, or finished goods could materially adversely affect our businesses’ operations and profitability.
Our businesses require a reliable supply of various raw materials, components and, in some cases, finished goods to manufacture and distribute their products. The availability, quality, and pricing of these inputs can fluctuate significantly due to factors largely outside our control, including inflationary pressures, changes in market demand, capacity constraints, transportation and logistics disruptions, labor shortages, natural disasters, geopolitical events, regulatory instability, and changes in trade policy (including tariffs and import/export restrictions).
We select suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition; however, we cannot assure that suppliers will be able to satisfy our needs on a timely basis or at acceptable prices. Adverse financial conditions (including bankruptcies), reduced levels of production, operational issues, or other problems experienced by our suppliers may result in shortages, delays, or quality issues, which could disrupt our production schedules, increase our costs, and reduce our ability to deliver products to customers on time.
If we experience a significant or prolonged shortage of critical inputs, we may be required to identify alternate suppliers, redesign products, substitute materials, pay higher prices (including expedited shipping or spot-market purchases), or carry higher inventory levels, any of which could increase working capital requirements and reduce margins. In addition, if we are unable to meet our customers’ demand due to input shortages or supply chain disruptions, we may experience lost sales, customer dissatisfaction, damage to customer relationships, and potential contractual claims (including claims arising from our customers’ own production interruptions). We may not be able to pass through cost increases to customers on a timely basis, if at all.
Any of these events could materially and adversely affect our businesses’ results of operations, financial condition, and cash flows, which in turn could materially and adversely affect us.
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
Some of the facilities and operations of our businesses are and may be subject to a variety of federal, state and foreign environmental laws and regulations including laws and regulations pertaining to the handling, storage and transportation of raw materials, products and wastes, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently in place and in the future. These laws and regulations are subject to a changing regulatory environment and the requirements thereunder may substantially change in the future. Compliance with current and future environmental laws is a major consideration for our businesses as any material violations of these laws can lead to substantial liability, revocations of discharge permits, fines or penalties. Because some of our businesses use hazardous materials and generate hazardous wastes in their operations, they may be subject to potential financial liability for costs associated with the investigation and remediation of their own sites, or sites at which they have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if they fully comply with applicable environmental laws and are not directly at fault for the contamination, our businesses may still be liable. Our businesses may also be held liable for damages caused by environmental and other conditions that existed prior to our acquisition of the assets, business or operations involved, whether or not such damages are subject to indemnification from a prior owner. Costs associated with these risks could have a material adverse effect on our financial condition, business and results of operations.
Certain of our businesses are subject to increased product regulations which may cause an increase to our expenses or result in increased litigation in the event of non-compliance.
Certain of our businesses are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to PFAS a group of chemicals used to make fluoropolymer coatings and products that resist heat, oil, stains, grease, and water. Regulators have increased scrutiny of PFAS, including by designating certain PFAS as hazardous substances under U.S. federal environmental laws and by adopting additional state-level bans, reporting obligations, and labeling requirements for PFAS in various consumer and industrial product categories. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from wholesale customers or in other financial penalties. Significant or continuing non-compliance with these standards and laws could disrupt our business and harm our reputation.
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
Some of our businesses have and may have operations or conduct business outside the United States. Certain risks are inherent in operating or conducting business in foreign jurisdictions, including exposure to local economic conditions; difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; longer payment cycles for foreign customers; adverse currency exchange controls; exposure to risks associated with changes in foreign exchange rates; potential adverse changes in political environments; actual or threatened geopolitical conflict; withholding taxes and restrictions on the withdrawal of foreign investments and earnings; export and import restrictions, including with regards to tariffs; difficulties in enforcing intellectual property rights; and

required compliance with a variety of foreign laws and regulations. These risks individually and collectively have the potential to negatively impact our financial condition, business and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk management and strategy is overseen both as a critical component of our overall risk management program and as a standalone program. We have implemented a risk-based, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt and appropriate escalation of cybersecurity incidents so that decisions regarding the remediation, reporting, and public disclosure of such incidents can be made by management in a timely manner. Our cybersecurity program is designed to leverage people, processes, and technology to identify cybersecurity threats quickly and respond to them effectively. To that end, we utilize a variety of mechanisms such as risk assessments using applicable industry-specific cybersecurity frameworks such as the National Institute of Standards and Technology, control gap analyses, penetration testing, vulnerability scanning, cyber insurance that aligns with our subsidiaries’ risk profiles, and other internal assessments. We also engage external third-party service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes.
We are committed to protecting the security and integrity of our systems, networks, databases, and applications. We routinely invest in our information technology infrastructure and in the development and implementation of stronger cybersecurity programs and processes, including risk management and assessment measures, security and event monitoring capabilities, and prevention and protection capabilities. Our employees also undergo mandatory annual security awareness training to enhance their understanding of cybersecurity threats and to strengthen their ability to identify and escalate potential cybersecurity events. Additionally, in fiscal year 2024, our full Board received training from an outside service provider on cybersecurity and data privacy in addition to the cyber awareness training that the Board regularly receives. These and other tools allow us to more effectively assess the cybersecurity risks presented by the rapidly evolving technological landscape and to evaluate the potential vulnerabilities that these threats may attempt to generate and exploit.
We are also aware of the cybersecurity risks inherent in the use of third-party service providers. To mitigate such risks, we apply a risk-based approach extending to providers across our supply chain who have access to our customer and employee data and our systems. This is done as part of our overall enterprise risk process. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers.
To date, our business strategy, results of operations, and financial condition have not been, and are not reasonably likely to be, materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see Item 1A “Risk Factors” of this Form 10-K.
Cybersecurity Governance
Board and Audit Committee Oversight
Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated oversight of cybersecurity risks to the Audit Committee. The Audit Committee is responsible for, in part, (i) reviewing and monitoring emerging cybersecurity developments and threats; (ii) evaluating the risks such developments and threats pose to our systems, data, finances, and other components of our business; (iii) ensuring compliance with cyber-related legal, regulatory, and other disclosure requirements; and (iv) assessing the Company’s network security and information security policies and practices, risk mitigation strategies, and related internal controls. Where appropriate, the Audit Committee reports any findings and recommendations to the full Board for consideration.

Both the Board and the Audit Committee periodically review the measures we have implemented to identify and mitigate cybersecurity risks. As part of such reviews, our Board and Audit Committee receive and consider reports and presentations from members of our management team responsible for overseeing cybersecurity risk management. These periodic reviews address various topics including evolving regulatory standards, recent developments, vulnerability assessments, third-party reviews, and other information security topics that senior management deems necessary.
Management’s Cybersecurity Role
Our management is responsible for the day-to-day assessment and management of cybersecurity risks. Members of our senior management, comprising our Compliance Committee, regularly monitor and evaluate cybersecurity risks and trends, and report any material developments to the Audit Committee of the Board, including through delivery of periodic reports and presentations as described above. We have also established protocols by which cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Audit Committee or the Board in a timely manner
ITEM 2. PROPERTIES
The following is a summary as of December 31, 2025 of the physical properties owned or leased by our businesses that we consider materially important to those businesses.
5.11
5.11 is headquartered in Costa Mesa, California and leases offices and warehouse space in locations worldwide. The summary below outlines 5.11's primary leased offices and warehouse space.

Location	Square Feet	Use
Costa Mesa, CA	39,650	Office
Manteca, CA	400,000	Warehouse
Bankstown, Australia	10,387	Office
Malmo, Sweden	6,049	Office
Kowloon Bay, Hong Kong, China	17,759	Office
In addition, at December 31, 2025, 5.11 leased space for 123 retail stores, ranging in size from 3,250 square feet to 10,000 square feet, with an average square footage of 5,000 square feet.
BOA
BOA is headquartered in Denver, Colorado and leases offices and warehouse space in locations worldwide. The summary below outlines BOA's primary leased offices and warehouse space.

Location	Square Feet	Use
Denver, CO	88,000	Office
Mondsee, Austria	15,714	Office
Hong Kong, China	10,000	Office/Warehouse
PrimaLoft
PrimaLoft is headquartered in Latham, New York. The summary below outlines PrimaLoft's primary leased office space.

Location	Square Feet	Use
Latham, NY	13,208	Corporate Office
Xiamen, China	6,347	Office

The Honey Pot Co.
The Honey Pot Co. is headquartered in Atlanta, Georgia and leases office space of approximately 10,000 square feet.
Velocity Outdoor
Velocity's Ravin subsidiary leases an 85,000 square foot manufacturing facility in Superior, Wisconsin. Its King's Camo subsidiary leases a 14,000 square foot manufacturing facility in Lindon, Utah.
Altor Solutions
Altor is headquartered in St. Louis, Missouri and operates 19 molding and fabricating facilities across North America. Altor owned the New Albany, IN, Bloomsburg, PA and El Dorado Springs, MO locations at December 31, 2025 but entered into a sale-leaseback arrangement for these properties subsequent to year-end. All other locations are leased. The summary below outlines Altor's primary property locations.

Location	Square Feet	Use
Anderson, South Carolina	133,250	Manufacturing/Warehouse
Belcamp, Maryland	337,865	Manufacturing/Warehouse
Bloomsburg, Pennsylvania	54,000	Manufacturing/Warehouse
El Dorado Springs, Missouri	38,000	Manufacturing/Warehouse
Fort Madison, Iowa	114,000	Manufacturing/Warehouse
Newcomerstown, Ohio	120,000	Manufacturing/Warehouse
Huntington Beach, California	11,000	Manufacturing/Warehouse
Jackson, Tennessee	55,000	Manufacturing/Warehouse
Keller, Texas	131,073	Manufacturing/Warehouse
Chesterfield, Missouri	10,397	Corporate Office
New Albany, Indiana	65,000	Manufacturing/Warehouse
North Andover, Massachusetts	248,500	Manufacturing/Warehouse
Plymouth, Wisconsin	248,000	Manufacturing/Warehouse
Rome, Georgia	170,884	Manufacturing/Warehouse
Springfield, Tennessee	34,895	Manufacturing/Warehouse
St. Petersburg, Florida	91,588	Manufacturing/Warehouse
Vernon, California	91,645	Manufacturing/Warehouse
Waxahachie, Texas	198,450	Manufacturing/Warehouse
Rosa Jaurequi, Mexico	100,000	Manufacturing/Warehouse
Tijuana, Mexico	60,000	Manufacturing/Warehouse
Arnold
Arnold is headquartered in Rochester, New York and has eleven manufacturing facilities. Arnold owns the Ogallala, NE and the Greenville, OH locations. All other locations are leased. The summary below outlines Arnold's primary property locations.

Location	Square Feet	Use
Marietta, OH	81,000	Office/Warehouse
Norfolk, NE	109,000	Office/Warehouse
Rochester, NY	73,000	Office/Warehouse
Ogallala, NE	25,000	Office/Warehouse
Greenville, OH	70,908	Office/Warehouse
Woodstock, IL	124,995	Office/Warehouse
Middleton, WI	10,616	Office/Warehouse
Sheffield, England	25,000	Office/Warehouse

Lupfig, Switzerland	64,734	Office/Warehouse
Guangdong Province, China	113,302	Office/Warehouse
ChonBuri, Thailand	37,673	Office/Warehouse
Sterno
Sterno is headquartered in Texarkana, Texas. Sterno owns manufacturing and production facilities in Memphis, Tennessee, Texarkana, Texas and LaPorte, Indiana. All other properties are leased. The summary below outlines Sterno's primary property locations.

Location	Square Feet	Use
Memphis, TN	193,390	Office/Manufacturing
Texarkana, TX	332,871	Office/Manufacturing
La Porte, IN	15,000	Office/ Manufacturing
Provo, UT	171,361	Office/Warehouse
Spanish Fork, UT	585,904	Warehouse
Bentonville, AR	3,000	Office
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
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are involved in various claims and legal proceedings. In addition, we are involved in legal proceedings and are subject to requests for information, investigations and inquiries arising from or relating to the Lugano Investigation, the restatement of our previously issued financial statements, our delayed periodic reporting in 2025, and related financing and disclosure matters. These matters include securities class action lawsuits and derivative actions that were commenced against the Company, as well as litigation and claims involving Lugano. These proceedings, investigations and inquiries are in varying stages and are inherently uncertain. We may incur substantial costs in connection with the defense, settlement or resolution of these matters, and the outcome of any such matters may adversely affect our business, financial condition, results of operations and cash flows.
Additional information regarding these matters, including the nature of the claims asserted, the relief sought, and, where applicable, our current assessment of reasonably possible losses, is included in “Note P—Commitments and Contingencies” to the consolidated financial statements included elsewhere in this Form 10-K.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares of Trust stock have traded on NYSE under the symbol “CODI”. In January 2026, the NYSE notified the Company that it was not in compliance with certain NYSE corporate governance listing standards due to the Company’s failure to hold an annual meeting during fiscal 2025, and a “.BC” indicator was appended to the Company’s ticker symbols. The Company intends to regain compliance by holding an annual meeting as soon as practicable. During 2025, the Company also received NYSE notices related to the timing of periodic report filings, which was resolved through the filing with the SEC of the Company’s Forms 10-Q for the periods ended March 31, June 30, and September 30, 2025.
Common Stock Holders
On December 31, 2025 there were 13 shareholders of record of our common stock. The number of shareholders of record includes banks and brokers who act as nominees, each of whom may represent more than one shareholder.
COMPARATIVE PERFORMANCE OF SHARES OF TRUST COMMON STOCK
The performance graph shown below compares the change in cumulative total shareholder return on common shares of Trust stock with the NYSE Composite Index and the NYSE Financial Sector Index for the previous five years, through the year ended December 31, 2025. The graph sets the beginning value of common shares of Trust stock and the indices at $100, and assumes that all quarterly dividends were reinvested at the time of payment. This graph does not forecast future performance of common shares of Trust stock.

225
200
175
150
125
100
75
50
25
0
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
December 31, 2025
Compass Diversified Holdings
NYSE Composite Index
NYSE Financial Sector Index

	Year ended December 31,
Data	2020	2021	2022	2023	2024	2025
Compass Diversified Holdings	$100.00	$171.63	$106.92	$138.45	$148.86	$31.79

NYSE Composite Index	$100.00	$120.68	$109.39	$124.46	$144.12	$169.62
NYSE Financial Sector Index	$100.00	$125.39	$109.44	$128.26	$159.96	$194.46

Distributions
During the year ended December 31, 2025 we declared and paid cash distributions of $0.50 to our common shareholders. The common share distribution was suspended by the Board of Directors of the Company in May 2025 and no common distributions were paid after April 2025. During the year ended December 31, 2024 and December 31, 2023, we declared and paid cash distributions of $1.00 to our common shareholders. The common cash distributions should generally constitute “qualified dividends” for U.S. federal income tax purposes to the extent paid from “earnings and profits” (as determined under U.S. federal income tax principles), provided that the requisite holding period is met. To the extent that the amount of the cash distributions exceeds earnings and profits, such distribution will first be treated as a non-taxable return of capital to the extent of the holder’s adjusted tax basis in the shares, and thereafter be treated as capital gain from the sale or exchange of such shares. The Company expects cash distributions will exceed earnings and profits in the 2025 taxable year.
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
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
None
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
Overview
Compass Diversified Holdings, a Delaware statutory trust, was formed in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC, a Delaware limited liability company, was also formed on November 18, 2005. In accordance with the Trust Agreement, the Trust is the sole owner of 100% of the Trust Interests (as defined in the LLC Agreement of the Company). Pursuant to the LLC Agreement, the Company has outstanding an identical number of Trust Interests as the number of outstanding shares of the Trust. Sostratus LLC owns all of our Allocation Interests. The Company is the operating entity with a board of directors and corporate governance responsibilities similar to those of a Delaware corporation.
The Trust and the LLC were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. We characterize small and middle market businesses as those that generate annual cash flows of up to $100 million. We focus on companies of this size because we believe they are better able to achieve growth rates above those of their relevant industries and efforts to improve earnings and cash flow are often more effective in companies of this size. In pursuing new acquisitions, we seek businesses with the following characteristics:
•North American base of operations;
•Stable and growing earnings and cashflow;
•Significant market share in defensible industry niches (i.e., has a “reason to exist”);
•Solid and proven management team with meaningful incentives;
•Low technological and/or product obsolescence risk; and
•Diversified customer and supplier bases.
Our management team’s strategy for our subsidiaries involves:
•Utilizing structured incentive compensation programs tailored to each business to attract and retain talented managers;
•Assisting management in its analysis and pursuit of prudent organic cash flow growth strategies;
•Identifying and working with management to execute attractive external growth and acquisition opportunities; and
•Forming strong subsidiary-level boards of directors, including independent directors, to supplement management in developing and implementing strategic goals and objectives.
Our management team leverages a network of intermediaries, advisors, and other sources of opportunities who expose us to potential acquisitions. Through these relationships, we regularly evaluate a range of potential acquisition opportunities. Our management team also has experience navigating complex acquisition situations, including corporate spin-offs, family-owned business transitions, management buy-outs, and reorganizations. We believe this flexibility, creativity, experience and expertise in structuring transactions provides a strategic advantage to us in executing non-traditional and complex transactions tailored to fit a specific acquisition target.
Lugano Investigation and Restatement
As previously disclosed, following concerns reported to the Company’s management, the Company commenced the Lugano Investigation. As a result of the Lugano Investigation, the Company determined that the Company’s previously issued financial statements for fiscal years 2022, 2023, 2024, and the first three fiscal quarters of 2025 including other interim and full-year financial information should no longer be relied upon. The Company corrected these errors in its 2024 Form 10-K/A which was filed on December 8, 2025, and its Quarterly Reports on Form 10-Q for the first, second, and third quarters of 2025, which were filed on December 18, 2025, December 29, 2025 and January 14, 2026 respectively. The financial information discussed herein reflects the correction of these errors.
Initial public offering (subsequent acquisitions and dispositions)
On May 16, 2006, we completed our initial public offering of 13,500,000 shares of the Trust (the “IPO”). Subsequent to the IPO the Board engaged our Manager to externally manage the day-to-day operations and affairs of the Company, oversee the management and operations of the businesses and perform those services customarily performed by executive officers of a public company.
The tables below reflect summarized information relating to our acquisitions and dispositions from the date of our IPO through December 31, 2025 (in thousands):
Acquisitions

			Ownership Interest - December 31, 2025
Business	Acquisition Date	CODI Purchase Price	Primary	Diluted
CBS Holdings (Staffmark) (1)	May 16, 2006	$183,200	N/a	N/a
Crosman (2)	May 16, 2006	$72,600	N/a	N/a
Advanced Circuits (3)	May 16, 2006	$81,000	N/a	N/a
Silvue	May 16, 2006	$36,000	N/a	N/a
Tridien (3)	August 1, 2006	$31,000	N/a	N/a
Aeroglide	February 28, 2007	$58,200	N/a	N/a
Halo (3)	February 28, 2007	$62,300	N/a	N/a
American Furniture	August 31, 2007	$97,000	N/a	N/a
FOX (4)	January 4, 2008	$80,400	N/a	N/a
Liberty Safe (3)	March 31, 2010	$70,200	N/a	N/a
Ergobaby (3)	September 16, 2010	$85,200	N/a	N/a
CamelBak	August 24, 2011	$251,400	N/a	N/a
Arnold Magnetics (3)	March 5, 2012	$128,800	98%	82.8%
Clean Earth (3)	August 7, 2014	$251,400	N/a	N/a
Sterno (3) (5)	October 10, 2014	$314,400	98.4%	92.2%
Manitoba Harvest (3)	July 10, 2015	$102,700	N/a	N/a
5.11	August 31, 2016	$408,200	97.8%	87.6%
Velocity Outdoor (2) (3)	June 2, 2017	$150,400	99.4%	93.2%
Altor Solutions (3)	February 15, 2018	$253,400	99.3%	90.5%
Marucci Sports (3)	April 20, 2020	$201,000	N/a	N/a
BOA	October 16, 2020	$456,800	91.4%	82.8%
Lugano	September 3, 2021	$265,100	*	*
PrimaLoft	July 12, 2022	$541,100	90.7%	84.7%
The Honey Pot Co.	January 31, 2024	$380,000	85.0%	76.5%
(1) The total purchase price for CBS Holdings includes the acquisition of Staffmark Investment LLC in January 2008 for a purchase price of $128.6 million. The Company renamed its CBS Personnel business Staffmark subsequent to the acquisition.
(2) Velocity Outdoor (formerly "Crosman Corporation") was purchased by the Company in May 2006 and subsequently sold in January 2007. We reacquired Velocity Outdoor in June 2017.
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
(5) The total purchase price of Sterno includes the acquisition of Rimports in February 2018 for a purchase price of $154.4 million.
* Lugano was deconsolidated on November 16, 2025. The Company retained its equity interest in Lugano at December 31, 2025.
Dispositions

Business	Date of Disposition	Sale Price	CODI Proceeds from Disposition (1)	Gain (loss) recognized (2)
Crosman	January 5, 2007	$143,000	$109,600	$35,800
Aeroglide	June 24, 2008	$95,000	$78,500	$33,700
Silvue	June 25, 2008	$95,000	$63,600	$39,600
Staffmark	October 17, 2011	$295,000	$216,000	$88,500
Halo	May 1, 2012	$76,500	$66,500	$(300)
CamelBak	August 3, 2015	$412,500	$367,800	$158,300
American Furniture	October 5, 2015	$24,100	$23,500	$(14,100)
Tridien	September 21, 2016	$25,000	$22,700	$1,700
FOX	*	*	$526,600	$428,700
Manitoba Harvest (3)	February 28, 2019	$294,300	$219,700	$121,700
Clean Earth	June 28, 2019	$625,000	$560,520	$217,900
Liberty	August 3, 2021	$147,500	$129,600	$73,700
Advanced Circuits	February 14, 2023	$220,000	$173,000	$106,900
Marucci Sports	November 14, 2023	$572,000	$487,320	$244,700
Ergobaby	December 27, 2024	$104,000	$102,750	$6,100
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
2025 Recent Events
Lugano Bankruptcy and Deconsolidation
On November 16, 2025, Lugano and certain of its subsidiaries filed the Lugano Bankruptcy. As a result of the Lugano Bankruptcy, effective November 16, 2025, Lugano and its subsidiaries were deconsolidated from the Company’s financial statements pursuant to ASC 810 - Consolidation. Refer to "Note C - Deconsolidation" in the accompanying notes to the consolidated financial statements for additional information.
Amendments and Waivers under the 2022 Credit Facility
In 2025, in connection with the Lugano matters and related events of default, the Company entered into the Forbearance Agreements and amendments under its 2022 Credit Facility to provide the Company with time to complete the restatement process and address Lugano-related defaults. These interim arrangements were superseded by the Fifth Amendment to the Credit Agreement and related Transaction Letter described below.
On December 19, 2025, the Company entered into the Fifth Amendment and the related Transaction Letter with the Administrative Agent and the required Lenders. Among other things, the Fifth Amendment and Transaction Letter (i) waived specified Lugano-related events of default that were outstanding prior to the Fifth Amendment, (ii) set the aggregate revolving commitments at $100.0 million, (iii) revised pricing and certain financial and other covenant requirements, including revised financial covenant levels for periods after the quarter ended March 31, 2025, (iv) imposed additional reporting and budgeting requirements (including periodic cash flow forecasting) and restrictions related to Lugano bankruptcy matters, (v) required the Company to use 100% of net cash proceeds from certain dispositions and deleveraging transactions to repay indebtedness, and (vi) imposed additional limitations on certain restricted payments and management fee payments. The Transaction Letter also provides for milestone fees payable to the lenders if certain leverage thresholds are not achieved on specified dates. Please see "Note I - Debt” in the notes to the consolidated financial statements for additional information concerning the 2022 Credit Facility.
Indenture Forbearance and Related PIK Payments
On August 29, 2025, the Company entered into the Indenture Forbearance Agreement with certain holders of its senior notes to provide additional time to complete its restatement and file its delayed periodic reports, and in connection therewith the Company agreed to pay the PIK Payments, which were effected through supplemental indentures dated September 9, 2025. Please see "Note I - Debt” in the notes to the consolidated financial statements for additional information concerning the Senior Notes.
2025 Distributions
Common shares - For the 2025 fiscal year we declared distributions to our common shareholders totaling $0.50 per share. On May 27, 2025, the Company announced that it suspended the quarterly cash distribution historically paid to common shareholders. No common distributions were paid subsequent to April 24, 2025.
Preferred shares - For the 2025 fiscal year we declared distributions to our preferred shareholders totaling $1.8125 per share on our Series A Preferred Shares, $1.96875 on our Series B Preferred Shares and $1.96875 on our Series C Preferred Shares.
2026 Outlook and Significant Trends Impacting our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment remains choppy, as geopolitical uncertainty and evolving trade dynamics continue to impact the operating environment; however, we believe that our diversified businesses have characteristics that may help them navigate these conditions, including leading positions in a number of categories and a disciplined focus on operating execution. We continue to monitor how changing market conditions and trade-related costs may impact consumer sentiment and behavior, particularly for discretionary categories purchased by low- and middle-

income consumers. While inflation moderated domestically in 2025, price levels for certain inputs remain elevated, and labor costs continue to create margin pressure in certain parts of our business. Although the Federal Reserve reduced interest rates in 2025, the outlook for monetary policy remains uncertain and financial conditions may remain volatile in 2026. Ultimately, our focus remains on disciplined capital allocation, operating execution and balance sheet strength, supported by our permanent capital structure and the quality of our subsidiaries.
Geopolitics and Trade Policy
Geopolitical conditions were volatile throughout 2025 and we expect geopolitical uncertainty to persist in 2026. Our subsidiaries have, over time, taken actions to diversify sourcing and reduce concentrated exposure to China; however, trade-war dynamics have broadened, and the risk of new or expanded tariffs across multiple regions and product categories remains a headwind. The rare earth and strategic minerals dispute created significant disruption for one of our subsidiaries, Arnold Magnetic Technologies, including constraints on its ability to ship certain products out of China due to heightened export licensing requirements. Over the longer term, these dynamics could support higher demand for Arnold’s solutions as customers seek more resilient and predictable sourcing and supply chain alternatives; however, the timing and magnitude of any such demand shift remains uncertain. During 2025, our businesses incurred increased costs and working capital requirements due to inventory pre-buys and front-loading of goods ahead of anticipated tariff actions and supply uncertainty. The extent to which similar actions are needed in 2026 will depend on the timing and scope of trade policy changes and the level of supply chain disruption. The Company continues to monitor tariff policies and tariff announcements, including various executive orders issued subsequent to year-end and will adjust its strategies to mitigate the impact of tariffs as trade policy evolves.
Technology and AI Investment
AI-related investment has been a meaningful contributor to global economic activity, but the durability of that cycle and its broader impacts remain uncertain. The effect of AI adoption on productivity and employment trends is unclear over the short, medium, and long term. We remain focused on targeted, ROI-driven technology investments to enhance operational efficiency at the subsidiary level, while maintaining disciplined capital allocation as these technologies evolve.
Business Outlook
Our near-term focus is on strengthening the balance sheet and enhancing financial flexibility. In 2026, we expect to prioritize deleveraging through organic free cash flow generation and selective strategic actions, while continuing to execute our strategy and operating playbook across our subsidiaries.
The Company anticipates that the areas of focus for 2026, which are generally applicable to each of our businesses, include:
•Generating free cash flow through increased net income, disciplined capital investment, and effective working capital management, while maintaining flexibility amid a choppy operating environment;
•Driving profitable growth through new product development, expanded distribution, and new customer acquisition where returns are attractive;
•Managing pricing and costs by implementing pricing actions where appropriate and executing productivity and cost initiatives to protect margins in the face of inflation, tariffs, and other input cost volatility;
•Evaluating strategic alternatives and actions for certain businesses, where doing so would enhance financial flexibility and improve risk-adjusted returns;
•Pursuing opportunities to take market share where possible in our niche market-leading businesses as customers prioritize reliability, quality, and supplier resiliency;
•Continuing to strengthen our supply chain resilience through supplier diversification, improved planning and inventory management, and ongoing enhancements in manufacturing and operational capabilities;
•Leveraging technology, including targeted AI initiatives, to improve efficiency, decision-making, and service levels, while maintaining a disciplined, ROI-driven approach to investment; and
•Continuing to enhance our governance and oversight practices, and, as appropriate, financial reporting processes and internal controls.

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the years ended December 31, 2025, 2024 and 2023, and components of the results of operations as well as those components presented as a percent of net revenues, for each of our businesses on a standalone basis.
Lugano Bankruptcy
In November 2025, Lugano and certain of its subsidiaries filed the Lugano Bankruptcy. As a result of the bankruptcy filing, the Company no longer maintained a controlling financial interest in Lugano and, accordingly, deconsolidated Lugano and its subsidiaries in accordance with ASC 810 - Consolidation. The results of operations of Lugano are included in the Company’s consolidated results through the date control was lost. From that date forward, Lugano is no longer included as an operating segment of the Company. Following deconsolidation, the Company’s continuing involvement with Lugano is limited to its claims in the bankruptcy proceedings, including any secured positions. Any retained interest recognized in connection with deconsolidation was measured at fair value and reflects the Company’s estimate of recoveries expected from the bankruptcy proceedings as of December 31, 2025.
Acquisition of The Honey Pot Co.
We acquired The Honey Pot Co. in January 2024. In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the years ended December 31, 2025, 2024 and 2023, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with generally accepted accounting principles in the United States ("GAAP" or "US GAAP") and (ii) comparative historical components of the results of operations for each of our businesses on a standalone basis (“Results of Operations – Our Businesses”), for each of the years ended December 31, 2025, 2024 and 2023, where all years presented include relevant pro-forma adjustments for pre-acquisition periods and explanations where applicable. For the 2024 acquisition of The Honey Pot Co., the pro forma results of operations have been prepared as if we purchased this business on January 1, 2023. We believe this presentation enhances the discussion and provides a more meaningful comparison of operating results. The following operating results of our businesses are not necessarily indicative of the results to be expected for a full year, going forward.
All dollar amounts in the financial tables are presented in thousands. References in the financial tables to percentage changes that are not meaningful are denoted by "NM."

Consolidated Results of Operations — Compass Diversified Holdings

	Year Ended December 31,
	2025	2024	2023

Net revenues	$1,873,584	$1,788,013	$1,689,920
Cost of revenues	1,059,192	1,037,594	1,015,200
Gross profit	814,392	750,419	674,720
Selling, general and administrative expense	660,674	587,521	502,013
Management fees	17,937	74,767	67,945
Amortization expense	93,156	94,817	83,574
Impairment expense	31,515	8,182	90,597
Operating income	11,110	(14,868)	(69,409)
Interest expense, net	(175,270)	(122,802)	(109,892)
Amortization of debt issuance costs	(4,052)	(4,018)	(4,038)
Loss on debt extinguishment	(2,827)	—	—
Loss on sale of Crosman	—	(24,218)	—
Loss on deconsolidation	(111,876)	—	—
Other income (expense)	(14,664)	(143,304)	(83,114)
Income (loss) from continuing operations before income taxes	(297,579)	(309,210)	(266,453)
Provision for income taxes	(945)	18,612	8,198
Income (loss) from continuing operations	$(296,634)	$(327,822)	$(274,651)
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net revenues
Net revenues for the year ended December 31, 2025 increased by approximately $85.6 million or 4.8% compared to the corresponding period in 2024. During the year ended December 31, 2025, we saw notable increases in net revenue at 5.11 ($19.7 million increase), Lugano ($18.7 million increase), PrimaLoft ($2.3 million increase), The Honey Pot Co. ($35.2 million increase) and Altor ($64.0 million increase). The Honey Pot Co. was acquired on January 31, 2024 and had an incremental revenue increase of $24.4 million year over year. The increase in net revenue at Altor was attributable to the acquisition of Lifoam in October 2024. The increase in revenue at Lugano was due to an expansion of their salon footprint during the latter half of 2024 and into 2025. These increases in net revenue were offset by decreases in net revenue at Velocity ($20.0 million decrease, primarily due to the sale of Crosman, Velocity's airgun division, in April 2024), Arnold ($20.9 million decrease) and Sterno ($12.9 million decrease). Refer to "Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations - Our Businesses" for a more detailed analysis of net revenue by operating segment.
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
Cost of revenues
On a consolidated basis, cost of revenues increased approximately $21.6 million during the year ended December 31, 2025, compared to the corresponding period in 2024, primarily as a result of the increase in net revenues at certain of our subsidiaries. We saw notable increases in cost of revenues at Lugano ($9.1 million increase), The Honey Pot Co. ($4.9 million increase) and Altor ($55.8 million increase) that correspond to the revenue increases noted above. We also saw a decrease in cost of revenues at Velocity ($17.1 million decrease),

Arnold ($10.4 million decrease) and Sterno ($19.0 million decrease) that corresponded to the decrease in revenue noted above.
Gross profit as a percentage of net revenues was approximately 43.5% in the year ended December 31, 2025 compared to 42.0% in the year ended December 31, 2024. The increase in gross profit as a percentage of net revenues in the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily attributable to the mix of products sold, with the increase in gross profit attributable to our branded consumer products. Our branded consumer businesses had gross profit as a percentage of net revenues of 55.0% in the 2025 as compared to 52.2% in 2024, while our industrial businesses had gross profit as a percentage of net revenues of 26.5% in 2025 as compared to 27.1% in 2023. Refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Results of Operations - Our Businesses" for a more detailed analysis of gross profit by business segment.
Selling, general and administrative expense
Consolidated selling, general and administrative expense increased approximately $73.2 million during the year ended December 31, 2025, compared to the corresponding period in 2024, driven primarily by increases at Corporate ($60.0 million increase), 5.11 ($9.6 million increase) and Altor ($12.1 million increase) due to the acquisition of Lifoam in the prior year and related integration costs. The increase in selling, general and administrative expense was partially offset by a decrease in expense at Velocity after their disposition of the Crosman product line in the second quarter of 2024, and at Arnold ($6.4 million decrease) due to non-recurring costs incurred in the prior year associated with the move of two of their facilities in the United States. Refer to "Results of Operations - Business Segments" for a more detailed analysis of selling, general and administrative expense by subsidiary business segment.
At the corporate level, general and administrative expense was $79.7 million in 2025 and $19.7 million in 2024. The increase in corporate general and administrative expense in 2025 related to the ongoing costs of an investigation at our Lugano subsidiary. The Company incurred $60.8 million in the year ended December 31, 2025 related to the investigation at Lugano, which began in April 2025. The Company also saw increased legal and professional fees incurred during 2025, offset by decreases in salary and bonus expense.
Fees to Manager
Under the MSA, we pay CGM (i) a base management fee equal to (a) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), (b) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (c) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more, and (ii) an incentive management fee equal to 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s Board.
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the aggregate amount of excess management fees paid as of December 31, 2025 as $33.8 million and recorded an asset that reduced the management fee expense for the year ended December 31, 2025. For the year ended December 31, 2025, we incurred management fee expense of approximately $17.9 million as compared to $74.8 million in fees in the year ended December 31, 2024, with the reduction in the 2025 management fee expense reflecting the adjustment for excess management fees recorded.
Amortization expense
Amortization expense for the year ended December 31, 2025 decreased $1.7 million to $93.2 million as compared to the prior year, due to the reduction in expense associated with the sale of Crosman in the second quarter of 2024 and certain intangibles at Sterno that were fully amortized in 2024, partially offset by the amortization expense associated with the intangibles that were recognized in conjunction with the purchase price allocation for Lifoam, the add-on acquisition that Altor completed in the fourth quarter of 2024.
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
Interest expense
We recorded interest expense totaling $175.3 million for the year ended December 31, 2025 compared to $122.8 million for the comparable period in 2024, an increase of $52.5 million. As consideration for entering into the Indenture Forbearance Agreement, the LLC agreed to pay to each holder of Notes such holder’s pro rata share of (a) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (b) additional interest, paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00% per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025. The Company recorded $38.2 million in paid-in-kind interest expense in the third and fourth quarter of 2025 related to the upfront fee required by the Indenture Forbearance Agreement. The Company also incurred an increase in interest expense in the current year of $5.3 million as a result of the increase in the 2022 Term Loan that occurred in January 2025, and elevated interest rates as a result of the Forbearance Agreements and amendments related to the 2022 Credit Facility, offset by lower amounts outstanding on the 2022 Revolving Credit Facility in 2025 as compared to 2024.
The interest expense also reflects an increase of $23.3 million in interest expense related to financing arrangements at our Lugano business incurred prior to the deconsolidation.
Loss on debt modification
During the second quarter of 2025, the Company entered into a forbearance agreement which reduced the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company recognized $2.8 million in loss on debt modification in the second quarter of 2025.
Loss on Deconsolidation
The Company recorded a Loss on deconsolidation of $111.9 million related to the deconsolidation of Lugano in the fourth quarter of 2025 as a result of the Lugano Bankruptcy. Refer to "Note – C Deconsolidation" in the Consolidated Financial Statements for additional information.
Provision for income taxes
We had income tax benefit of $0.9 million during the year ended December 31, 2025 compared to income tax expense of $18.6 million in 2024, a decrease of $19.6 million. Our effective tax rate in the year ended December 31, 2025 was 0.3%, compared to an effective income tax rate of (6.0)% during the same period in 2024. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In addition to state income taxes, the items with the most significant impact on the difference between our statutory U.S. federal income tax rate of 21% and our effective income tax rate in 2025 was the limitations on the net operating loss carryforwards and the deconsolidation of Lugano, while in 2024 the most significant impact was the limitations on net operating loss carryforwards, utilization of tax credits at our subsidiaries, and the loss on the sale of Crosman in the second quarter of 2024.

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

For the year ended December 31, 2024, we incurred approximately $74.8 million in management fees as compared to $67.9 million in fees in the year ended December 31, 2023. The increase in management fees is primarily attributable to our acquisition of The Honey Pot Co. in 2024, and increases in net asset balances at certain of our businesses in 2024. CGM entered into a waiver of the MSA for a period through June 30, 2023 to receive a 1% annual management fee related to PrimaLoft, rather than the 2% called for under the MSA, which resulted in a lower management fee paid in the second half of 2022 and the first half of 2023 than would have normally been due. Additionally, CGM had entered into a waiver of the MSA at December 31, 2023 to exclude the cash balances held at the LLC from the calculation of the management fee.
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
Interest Expense
We recorded interest expense totaling $122.8 million for the year ended December 31, 2024 compared to $109.9 million for the comparable period in 2023, an increase of $12.9 million. The increase in interest expense in 2024 reflects higher average amounts outstanding on our revolving credit facility in 2024, and an increase of $11.4 million in interest expense related to financing arrangements at our Lugano business.
Loss on Sale of Crosman
On April 30, 2024, Velocity Outdoor sold Crosman, its airgun product division. Velocity recorded a loss on the sale of Crosman $24.2 million in the year ended December 31, 2024.
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
Results of Operations — Our Businesses
We categorize the businesses we own into two separate groups of businesses (i) branded consumer businesses, and (ii) industrial businesses. Branded consumer businesses are characterized as those businesses that we believe capitalize on a valuable brand name in their respective market sector. We believe that our branded consumer businesses have leading positions in their particular category. Industrial businesses are characterized as those businesses that focus on manufacturing and selling particular products or services within a specific market sector. We believe that our industrial businesses have leading positions in their specific market sector. We previously announced our desire to acquire businesses in the healthcare sector, with a focus on outsourced pharma, medical manufacturing services and provider services. We have not yet acquired a business in the healthcare sector.

Branded Consumer Businesses
5.11
Overview
5.11 is a global apparel, footwear, and gear company serving consumers who demand performance, durability, and versatility across work, training, and adventure. 5.11 is a brand known for innovation and authenticity and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
Results of Operations

	Year ended December 31,
(in thousands)	2025		2024		2023
Net sales	$551,845	100.0%	$532,161	100.0%	$533,089	100.0%
Gross profit	$295,371	53.5%	$273,220	51.3%	$277,301	52.0%
Selling, general and administrative expense	$234,247	42.4%	$224,689	42.2%	$220,870	41.4%
Segment operating income	$51,439	9.3%	$38,846	7.3%	$46,699	8.8%
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were $551.8 million, an increase of $19.7 million, or 3.7%, compared to the same period in 2024. The increase was driven primarily by a $19.5 million increase in domestic wholesale sales, reflecting strong demand and the fulfillment of large contracts; a $2.1 million increase in direct-to-consumer sales, resulting from higher full-price sales of new products; and a $2.8 million increase in international sales, supported by continued demand across key markets. These increases were partially offset by a $3.4 million decline in direct-to-agency sales, which are typically non-recurring.
Gross profit
Gross profit as a percentage of net sales was 53.5% in the year ended December 31, 2025 as compared to 51.3% in the year ended December 31, 2024. Gross profit as a percentage of net sales was unfavorably impacted in the prior year by a non-recurring increase in specific inventory reserves for finished goods that include PFAS.
Selling, general and administrative expense
Selling, general and administrative expenses for the year ended December 31, 2025 increased to $234.2 million or 42.4% of net sales compared to $224.7 million or 42.2% of net sales for the year ended December 31, 2024. The increase in selling, general and administrative expense was primarily driven by non-recurring payroll costs associated with restructuring, higher performance-based bonuses, and increased marketing investments to support sales growth.
Segment operating income
Segment operating income for the year ended December 31, 2025 was $51.4 million, an increase of $12.6 million when compared to the same period in 2024, based on the factors described above.

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
BOA
Overview
BOA, creator of the award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has operations in Austria, China, South Korea, Japan and Vietnam.
Results of Operations

	Year ended December 31,
(in thousands)	2025		2024		2023
Net sales	$190,489	100.0%	$190,811	100.0%	$155,825	100.0%
Gross profit	$122,362	64.2%	$119,218	62.5%	$93,038	59.7%
Selling, general and administrative expense	$55,309	29.0%	$55,273	29.0%	$49,023	31.5%
Segment operating income	$50,039	26.3%	$47,166	24.7%	$27,291	17.5%
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were $190.5 million, a decrease of $0.3 million or 0.2% when compared to net sales of $190.8 million for the year ended December 31, 2024. BOA adult premium performance sales increased across key industries including Workwear, Cycling, Snow Sports, Outdoor, Helmets, and Performance Bracing, primarily as a result of market share gains, offset by reduced kids-based business in China.

Gross profit
Gross profit was $122.4 million for the year ended December 31, 2025 as compared to $119.2 million for the year ended December 31, 2024. Gross profit as a percentage of net sales was 64.2% for the year ended December 31, 2025 compared to 62.5% for the same period in 2024. The increase in gross profit as a percentage of net sales was driven by manufacturing efficiencies and product mix .
Selling, general and administrative expense
Selling, general and administrative expense for both the year ended December 31, 2025 and December 31, 2024 was $55.3 million, or 29.0% of net sales.
Segment operating income
Segment operating income was $50.0 million for the year ended December 31, 2025 as compared to $47.2 million in segment operating income in the year ended December 31, 2024, an increase of $2.9 million based on the factors noted above.
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

Results of Operations

	Year ended December 31,
(in thousands)	2025		2024		2023
Net sales	$76,512	100.0%	$74,226	100.0%	$67,053	100.0%
Gross profit	$48,851	63.8%	$46,566	62.7%	$42,015	62.7%
Selling, general and administrative expense	$23,112	30.2%	$20,728	27.9%	$19,448	29.0%
Impairment expense	$—	—%	$—	—%	57,810	86.2%
Segment operating income (loss)	$3,925	5.1%	$4,024	5.4%	$(57,057)	(85.1)%
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were $76.5 million, an increase of $2.3 million as compared to net sales of $74.2 million for the year ended December 31, 2024. The increase in net sales during the year ended December 31, 2025 is attributable to new programs with European and Asia brand partners resulting in an increase in sales in the current year as compared to the year ended December 31, 2024, offset by a pullback in orders from PrimaLoft's brand partners as they remain cautious due to the economic uncertainties from the evolving tariff policy in the United States.
Gross profit
Gross profit for the year ended December 31, 2025 increased $2.3 million as compared to the year ended December 31, 2024, primarily due to the increase in net sales noted above. Gross profit as a percentage of net sales for the year ended December 31, 2025 was 63.8% as compared to 62.7% for the year ended December 31, 2024. The increase in gross profit as a percentage of net sales net sales was due to a decrease in sales of lower margin products in 2025 compared to the prior year and a reduction in manufacturing costs that was negotiated with third party contractors earlier in the year.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2025 was $23.1 million, or 30.2% of net sales compared to $20.7 million, or 27.9% of net sales for the year ended December 31, 2024. Selling, general and administrative expense increased as a percentage of net sales due to added headcount in 2025, an increase in marketing expenses and a one-time charge of $1.7 million to restructure contract agreements with a key third party supplier. This was offset by a reduction in severance payments and board of director fees of $0.9 million in 2025.
Segment operating income
Segment operating income for the year ended December 31, 2025 was $3.9 million compared to segment operating of $4.0 million for the same period in 2024.
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

	Year ended December 31,
	2025		2024		2023
(in thousands)			Pro forma		Pro forma
Net sales	$139,689	100.0%	$115,260	100.0%	107,311	100.0%
Gross profit	$77,159	55.2%	$57,588	50.0%	59,867	55.8%
Selling, general and administrative expense	$44,757	32.0%	$40,456	35.1%	38,939	36.3%
Amortization expense	$16,062	11.5%	$16,062	13.9%	16,062	15.0%
Segment operating income	$15,340	11.0%	$70	0.1%	3,866	3.6%

Pro forma results of operations include the following pro forma adjustments as if we had acquired The Honey Pot Co. on January 1, 2023:
•Incremental stock compensation expense of $0.3 million for the year ended December 31, 2024 and $0.8 million for the year ended December 31, 2023. This amount is included in SG&A above and reduces segment operating income.
•Amortization expense associated with the intangible assets recorded in connection with the purchase price allocation for The Honey Pot Co. of $1.3 million for the year ended December 31, 2024 and $16.1 million for the year ended December 31, 2023. This amount reduces segment operating income.
•Management fees that would have been payable to the Manager during each period. The Honey Pot Co. pays a management fee of $1.0 million per year ($0.25 million per quarter) to CGM. This amount reduces segment operating income.
Year ended December 31, 2025 compared to the Pro Forma Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were $139.7 million, an increase of $24.4 million or 21.2% from net sales of $115.3 million for the year ended December 31, 2024. The increase in net sales is primarily due to strong volume growth due to market share gain in the Period Care product line, particularly in mass retail, drugstores and online. Overall, volume and share growth continues to be fueled by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.
Gross profit
Gross profit for the year ended December 31, 2025 increased $19.6 million as compared to the year ended December 31, 2024. Gross profit as a percentage of net sales for the year ended December 31, 2025 was 55.2%, as compared to gross profit as a percentage of sales of 50.0% for the year ended December 31, 2024. Cost of sales in the year ended December 31, 2024 includes $3.8 million in amortization of the inventory step-up resulting from the acquisition purchase allocation. Excluding the effect of the step-up amortization, gross profit as a percentage of net sales for the year ended December 31, 2024 was 53.2%. The increase in gross profit as a percentage of net sales in the year December 31, 2025 as compared to the year ended December 31, 2024 is attributable primarily to channel mix shift.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2025 was $44.8 million, or 32.0% of net sales compared to $40.5 million, or 35.1% of net sales for the year ended December 31, 2024. The increase in selling, general and administrative expense in the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to increased investment in marketing, increased headcount to support the growth in sales, and increases in bonus and compensation plans. Selling, general and administrative expense for the year ended December 31, 2024 included $3.5 million in transaction costs associated with the Company's acquisition of The Honey Pot Co. and $2.6 million in integration services fees paid to CGM during the year.
Segment operating income
Segment operating income for the year ended December 31, 2025 was $15.3 million, an increase of $15.3 million when compared to segment operating income of $0.1 million for the same period in 2024, as a result of the factors noted above.
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
Results of Operations

	Year ended December 31,
(in thousands)	2025		2024		2023
Net sales	$76,416	100.0%	$96,427	100.0%	$172,190	100.0%
Gross profit	$23,447	30.7%	$26,353	27.3%	$45,161	26.2%
Selling, general and administrative expense	$19,549	25.6%	$25,473	26.4%	$36,316	21.1%
Impairment expense	$—	—%	$8,182	8.5%	$31,590	18.3%
Segment operating loss	$(1,394)	(1.8)%	$(14,157)	(14.7)%	$(32,828)	(19.1)%
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were $76.4 million compared to net sales of $96.4 million for the year ended December 31, 2024, a decrease of $20.0 million or 20.8%. The decrease in net sales during the year ended December 31, 2025 as compared to the prior year is driven by the divestiture of Crosman, which was sold on April 30, 2024. The remaining product categories, which consist of the archery and hunting apparel product categories, increased 9.8% compared to the same period in 2024 due to increased archery sales across all channels.

Gross profit
Gross profit as a percentage of net sales was 30.7% for the year ended December 31, 2025 as compared to 27.3% in the year December 31, 2024. The increase in gross profit as a percentage of net sales was primarily attributable to customer and product mix, as the Crosman product line had lower gross margins compared to the remaining archery and hunting apparel product categories post divestiture of the airgun product category.
Selling general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2025 was $19.5 million, or 25.6% of net sales compared to $25.5 million, or 26.4% of net sales, for the year ended December 31, 2024. The decrease in selling, general and administrative expense was primarily due to the divestiture of Crosman, as the decrease in net sales led to a decrease in operating expense leverage, with selling, general and administrative expense as a percentage of net sales decreasing year over year.
Impairment expense
The Velocity reporting unit was tested quantitatively in connection with the Company's annual goodwill impairment testing in March 2024. The impairment test resulted in Velocity recording impairment expense of $8.2 million in the year ended December 31, 2024 after the fair value of the reporting unit did not exceed the carrying value.
Segment operating loss
Segment operating loss for the year ended December 31, 2025 was $1.4 million, a decreased loss of $12.8 million when compared to segment operating loss of $14.2 million for the comparable period in 2024. The change in segment operating loss in the year ended December 31, 2024 reflects the factors noted above.
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

Industrial Businesses
Altor Solutions
Overview
Founded in 1957 and headquartered in St. Louis, Missouri, Altor Solutions is a designer and manufacturer of custom molded cold chain and protective foam solutions including OEM components made from EPS and EPP. Altor operates molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, building products and others.
Results of Operations

	Year ended December 31,
(in thousands)	2025		2024		2023
Net sales	$303,021	100.0%	$239,069	100.0%	$238,030	100.0%
Gross profit	$74,449	24.6%	$66,268	27.7%	$73,616	30.9%
Selling, general and administrative expense	$45,226	14.9%	$33,095	13.8%	$28,666	12.0%
Segment operating income	$14,629	4.8%	$21,748	9.1%	$34,566	14.5%
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were $303.0 million, an increase of $64.0 million, or 26.8%, compared to the year ended December 31, 2024. The increase in net sales during the period was due primarily to the acquisition of Lifoam in October 2024. Lifoam had incremental net revenue of $109.6 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in net sales attributable to Lifoam was offset by lower sales due to reduced demand in the industrial white goods market, shifting market conditions in the perishable and cold chain markets, and supplier diversification initiatives undertaken by several of Altor's customers.
Gross profit
Gross profit as a percentage of net sales was 24.6% and 27.7%, respectively, for the years ended December 31, 2025 and 2024. The decrease in gross profit as a percentage of net sales was driven by a reduction in fixed cost of goods sold coverage due to the non-Lifoam portion of the business and the impact of including the full year results of the Lifoam acquisition, which had a lower gross margin at the time of acquisition.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2025 was $45.2 million as compared to $33.1 million for the year ended December 31, 2024, an increase of $12.1 million. The increase in selling, general and administrative expense for the year ended December 31, 2024 is primarily attributable to integration and restructuring activities due to the Lifoam acquisition as subsequent to the acquisition of Lifoam in October 2024, Altor determined that they would shut down four of their facilities that had geographic overlap with Lifoam facilities. During the year ended December 31, 2025, Altor recorded approximately $10.3 million related to the plant closures and other Lifoam integration costs in selling general and administrative expense.

Segment operating income
Segment operating income was $14.6 million for the year ended December 31, 2025 as compared to $21.7 million for the year ended December 31, 2024, a decrease of $7.1 million based on the factors noted above and an increase in amortization expense due to the Lifoam acquisition.
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

Results of Operations

	Year ended December 31,
(in thousands)	2025		2024		2023
Net sales	$150,967	100.0%	$171,837	100.0%	$166,679	100.0%
Gross profit	$35,651	23.6%	$46,105	26.8%	$49,812	29.9%
Selling, general and administrative expense	$29,136	19.3%	$35,557	20.7%	$25,224	15.1%
Segment operating income	$3,516	2.3%	$7,549	4.4%	$21,587	13.0%
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were approximately $151.0 million, a decrease of $20.9 million compared to the same period in 2024. The decrease in net sales is primarily a result of lower demand in various markets, material restraints related to export controls in place during the current year and production constraints.
Gross profit
Gross profit was $35.7 million for the year ended December 31, 2025 as compared to $46.1 million for the same period in 2024. Gross profit as a percentage of net sales decreased to 23.6% in 2025 from 26.8% in 2024, principally due to product mix, inefficiencies, and increased raw material costs driven in part by tariffs.
Selling, general and administrative expense
Selling, general and administrative expense in the year ended December 31, 2025 was $29.1 million as compared to approximately $35.6 million for the year ended December 31, 2024. In the prior year, Arnold incurred non-recurring move related expenses related to the relocation of two of Arnold's facilities in the United States.
Selling, general and administrative expense represented 19.3% of net sales for the year ended December 31, 2025 as compared to 20.7% for the same period in 2024. The decrease in selling, general and administrative expense as a percentage of net sales was due to lower operating expenses, absence of non-recurring expenses related to the relocation noted above which were partially offset by executive transition costs incurred during 2025.
Segment operating income
Arnold had segment operating income of approximately $3.5 million for the year ended December 31, 2025, as compared to segment operating income of $7.5 million for the year ended December 31, 2024, a decrease of $4.0 million year over year based on the factors stated above.
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
Sterno
Overview
Sterno, headquartered in Texarkana, Texas, is the parent company of Sterno and Rimports. Sterno is a leading manufacturer and marketer of portable food warming systems. Sterno also produces creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports.
Results of Operations

	Year ended December 31,
(in thousands)	2025		2024		2023
Net sales	$305,532	100.0%	$318,448	100.0%	$323,830	100.0%
Gross profit	$91,311	29.9%	$85,183	26.7%	$78,514	24.2%
Selling, general and administrative expense	$37,779	12.4%	$38,126	12.0%	$36,713	11.3%
Segment operating income	$42,597	13.9%	$31,446	9.9%	$24,852	7.7%
Year ended December 31, 2025 compared to the Year ended December 31, 2024
Net sales
Net sales for the year ended December 31, 2025 were approximately $305.5 million, a decrease of $12.9 million or 4.1% compared to net sales for the year ended December 31, 2024. The net sales variance reflects a decrease in sales volume attributed to non-recurring customer promotional activity in the prior year as well as the impact of consumer discretionary spend on the home fragrance product line while these declines were partially offset by an increase in the Sterno product lines.
Gross profit
Gross profit was $91.3 million for the year ended December 31, 2025 as compared to $85.2 million for the same period in 2024. Gross profit as a percentage of net sales increased from 26.7% for the year ended December 31, 2024 to 29.9% for the year ended December 31, 2025. The increase in gross profit as a percentage of net revenue during 2025 as compared to 2024 was primarily attributable to operating efficiency improvements, reduced inbound container costs and favorable product mix.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2025 was approximately $37.8 million as compared to $38.1 million in the year ended December 31, 2024, a decrease of $0.3 million or 0.9%, reflecting a decrease in overhead costs within the current year. Selling, general and administrative expense represented 12.4% of net sales for the year ended December 31, 2025 and 12.0% for the year ended December 31, 2024.

Segment operating income
Segment operating income for the year ended December 31, 2025 was approximately $42.6 million, an increase of $11.2 million when compared to the same period in 2024, based on the factors noted above.
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
Gross profit
Gross profit was $85.2 million for the year ended December 31, 2024 as compared to $78.5 million for the same period in 2023. Gross profit as a percentage of net sales increased from 24.2% for the year ended December 31, 2023 to 26.7% for the year ended December 31, 2024. The increase in gross profit as a percentage of net revenue during 2024 as compared to 2023 was primarily attributable to favorable direct materials, labor and freight costs across both divisions of Sterno.
Selling, general and administrative expense
Selling, general and administrative expense for the year ended December 31, 2024 was approximately $38.1 million as compared to $36.7 million in the year ended December 31, 2023, an increase of $1.4 million or 3.8%, reflecting an increase in sales and marketing related salaries and promotional activity for both divisions of Sterno in the current year. Selling, general and administrative expense represented 12.0% of net sales for the year ended December 31, 2024 and 11.3% for the year ended December 31, 2023.
Segment operating income
Segment operating income for the year ended December 31, 2024 was approximately $31.4 million, an increase of $6.6 million when compared to the same period in 2023, based on the factors noted above.

Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, payment of management fees, capital expenditures, working capital needs, debt service, dividends on the common and preferred shares of the Trust, and strategic growth initiatives, including acquisitions. In connection with the Lugano Investigation, we have incurred unanticipated accounting, financing, and legal costs related to the restatement of our financial statements, including costs arising from related litigation and our entry into the Forbearance Agreements under our Credit Agreement and senior note indentures due to potential defaults or events of default. We expect to continue to incur additional costs associated with our financing arrangements, ongoing securities litigation, governmental investigations, derivative and fiduciary claims, and efforts to remediate and strengthen internal controls resulting from the Lugano Investigation and the restatement of our previously issued financial statements.
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment to its existing Credit Agreement. The Amendment modified the LLC’s Credit Agreement, to provide for (a) an additional advance of the 2022 Term Loan in the aggregate amount of $200 million on the date of the Amendment, and (b) delayed draw term loan commitments in the aggregate amount of $100 million which was able to be reduced or terminated by the LLC upon five business days’ notice and pursuant to which the Company may make no more than two draws by July 9, 2025. The proceeds from the Incremental Term Loan and the Incremental Delayed Draw Term Loan Commitments were to be used for new acquisitions, working capital, capital expenditures and other general corporate purposes. The Company did not utilize the delayed draw feature and it was terminated on May 22, 2025.
The LLC entered into several forbearance agreements and amendments to its existing Credit Agreement between May 22, 2025 and November 7, 2025.
On December 19, 2025, the LLC entered into the Fifth Amendment and the Transaction Letter, each with the Administrative Agent and the required Lenders. Pursuant to the Fifth Amendment, among other things, (i) the Lenders waived certain events of default that had occurred and were continuing prior to the Fifth Amendment, which included the Lugano-related events, (ii) the aggregate revolving commitments under the Credit Agreement returned to $100,000,000, (iii) SOFR loans will bear interest at a rate per annum equal to the Term SOFR, plus a margin ranging from 1.50% to 3.25% based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement), and base rate loans will bear interest at a rate per annum equal to the base rate, plus a margin ranging from 0.50% to 2.25% based on the Consolidated Total Leverage Ratio, (iv) the Company is required to repay 100% of the net cash proceeds received in respect of any Disposition (as defined in the Credit Agreement) or Deleveraging Transaction (as defined in the Transaction Letter), and (v) the Company is restricted from paying its Manager management fees exceeding $15,000,000 in any fiscal quarter.
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
As of December 31, 2025, we had $1,029 million of indebtedness associated with our 5.250% 2029 Notes, $309 million of indebtedness associated with our 5.000% 2032 Notes, $553 million outstanding on our 2022 Term Loan, and no amount outstanding on our 2022 Revolving Credit Facility. Only our 2022 Term Loan has required principal payments. Long-term debt liquidity requirements consist of the payment in full of our Notes upon their respective maturity dates, amounts outstanding under our 2022 Revolving Credit Facility, if any, upon its maturity date, and principal payments under our 2022 Term Loan. On December 31, 2025, approximately 29.2% of our outstanding debt was subject to interest rate changes.
We had total available cash and cash equivalents of $68.0 million and $59.7 million as of December 31, 2025 and 2024, respectively. The majority of our cash is in non-interest bearing checking accounts or invested in short-term money market accounts and is maintained in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards. Net availability under the 2022 Revolving Credit Facility after giving effect to the Fifth Amendment at December 31, 2025 was $96.8 million.

The following table summarizes our cash activity for the years presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash (used in) provided by operating activities	$(6,830)	$(151,086)	$16,641
Cash (used in) provided by investing activities	(42,614)	(422,450)	570,503
Cash provided by (used in) financing activities	55,088	184,064	(198,724)
Effect of exchange rates on cash and cash equivalents	2,712	(1,278)	786
Net increase (decrease) in cash and cash equivalents	8,356	(390,750)	389,206
Cash and cash equivalents — beginning of period	59,659	450,409	61,203
Cash and cash equivalents — end of period	$68,015	$59,659	$450,409
Cash Flow from Operating Activities
2025
Cash flows used in operating activities totaled approximately $6.8 million for the year ended December 31, 2025, which represents an increase in the use of cash in operating activities of $144.3 million compared to cash flow used in operating activities of $151.1 million for the year ended December 31, 2024. Cash used in operating activities related to working capital for the year ended December 31, 2025 was $54.1 million compared to cash used in operating activities for working capital of $7.6 million in 2024. The increase in working capital cash usage in 2025 was primarily attributable to the impact of the Lugano Investigation.
2024
Cash flows used in operating activities totaled approximately $151.1 million for the year ended December 31, 2024, which represents an increase in cash use of $167.7 million compared to cash flow used in operating activities of $16.6 million for the year ended December 31, 2023. Cash used in operating activities related to working capital was $7.6 million in 2024, as compared to cash provided by operating activities for working capital of $5.0 million for the year ended December 31, 2023. The increase in the cash used in operating activities in 2024 was primarily attributable to the losses sustained at our Lugano subsidiary.
2023
Cash flows provided by operating activities totaled approximately $16.6 million for the year ended December 31, 2023. Cash provided by operating activities for working capital for the year ended December 31, 2023 was $5.0 million. Cash provided by working capital in 2023 primarily reflects inventory management strategies as several of our businesses worked through higher inventory levels than normal during 2023.
Cash Flow from Investing Activities
2025
Cash flows used in investing activities totaled approximately $42.6 million for the year ended December 31, 2025, compared to $422.5 million provided by investing activities during the year ended December 31, 2024. Investing activities in 2024 reflected our acquisition of The Honey Pot Co. in January 2024, and an add-on acquisition at our Altor business (total cash use of $517.9 million), offset by proceeds received from the sale of the Crosman division of Velocity Outdoor and our equity in Ergobaby (total proceeds of $74.7 million), while investing activities in the current year are primarily capital expenditures.
Our spending on capital expenditures decreased $12.4 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, with $44.3 million in capital expenditures in 2025 and $56.7 million in capital expenditures in 2024. Capital expenditures in 2024 included significant investment at our Arnold business related to a facility move, and the opening of additional retail salons by our Lugano business. We expect capital expenditures for fiscal year 2026 to be approximately $30 million to $40 million.

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
2023
Cash flows provided by investing activities totaled approximately $570.5 million for the year ended December 31, 2023. Investing activities in the year ended December 31, 2023 reflect the proceeds received from our sale of Advanced Circuits in February 2023 and Marucci in November 2023 (total proceeds of $500.3 million).
Our spending on capital expenditures during the year ended December 31, 2023 was $55.0 million.
Cash Flow from Financing Activities
2025
Cash flows provided by financing activities totaled approximately $55.1 million for the year ended December 31, 2025, as compared to cash flows provided by financing activities of $184.1 million for the year ended December 31, 2024. Financing activities in 2025 reflect $58.9 million in cash proceeds from Trust Preferred Shares issued under our at-the-market share equity programs while financing activities in the prior year reflects $114.9 million in proceeds from Trust Preferred Shares issued under our at-the-market share equity programs. In the current year, we added an additional $200 million in outstanding term loan, a portion of which was used to repay amounts outstanding under our 2022 Revolving Credit Facility. The total net borrowings under the 2022 Credit Facility in the year ended December 31, 2025 were $67.5 million, including the $200 million term loan draw. In the prior year comparable period, we had net borrowings under the 2022 Credit Facility of $100 million. The prior year cash provided by financing activities also reflects the amount of equity investment made by noncontrolling shareholders related to the acquisition of The Honey Pot Co. ($41.7 million). Financing activities in both periods reflect the payment of our Preferred Share distributions, and prior period financing cash flows include the payment of the profit allocation from the sale of Marucci to the Allocation Interest Holders of $48.9 million. Financing Activities also reflect payment of the Company's common share distribution of $37.6 million in the year ended December 31, 2025 and $56.6 million in the year ended December 31, 2024. In the current year, the Company suspended common share distributions in May, therefore no common distribution was made subsequent to May 2025.
Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In 2025, the cash flows provided by these financing arrangements totaled $18.6 million.
2024
Cash flows provided by financing activities totaled approximately $184.1 million for the year ended December 31, 2024 as compared to cash used in financing activities of $198.7 million for the year ended December 31, 2023. Financing activities in 2024 reflects $122.6 million in proceeds from the Trust common and preferred shares issued under our at-the-market share equity programs, and net borrowings on our 2022 Credit Facility of $100 million. Financing activities in 2024 reflect the payment of our common and Preferred Share distributions, and a distribution to our Allocation Interest Holders of $48.9 million related to the November 2023 sale of Marucci. Financing activities in 2024 also reflected $9.6 million in purchases under our share repurchase program. Financing activities in 2023 reflects $9.3 million in purchases under our share repurchase program, and $74.3 million in proceeds from a private placement completed in the fourth quarter. Additionally, financing activities in 2023 reflects cash paid to noncontrolling shareholders related to our recapitalization of BOA in December 2023 ($11.7 million in distributions to noncontrolling shareholders at BOA).

Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In 2024, the cash flows provided by these financing arrangements totaled $83.5 million.
2023
Cash flows used in financing activities totaled approximately $198.7 million for the year ended December 31, 2023. In 2023, we used the proceeds from the sale of our Marucci business to repay the amount outstanding on our 2022 Revolving Credit Facility ($155 million in net outflows). Financing activities in 2023 reflects $9.3 million in purchases under our share repurchase program, and $74.3 million in proceeds from a private placement completed in the fourth quarter. Financing activities in 2023 also reflect the payment of our common and Preferred Share distributions, and a distribution to our Allocation Interest Holders of $26.5 million related to our sale of ACI. Additionally, financing activities in 2023 reflects cash paid to noncontrolling shareholders related to our recapitalization of BOA in December 2023 ($11.7 million in distributions to noncontrolling shareholders at BOA).
Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In 2023, the cash flows provided by these financing arrangements totaled $61.4 million.
Total Liabilities and Intercompany loans to our businesses
The following table summarizes the total liabilities and intercompany debt of our business as of December 31, 2025:

(in thousands)	Intercompany Loans	Total Liabilities
5.11	$141,474	$297,852
BOA	128,941	189,668
PrimaLoft	149,669	198,220
The Honey Pot Co.	80,500	124,095
Velocity Outdoor	48,125	57,709
Altor Solutions	166,907	250,913
Arnold	90,541	128,294
Sterno	41,713	101,551
	$847,870	$1,348,302
Corporate and eliminations	(847,870)	1,117,219
Total	$—	$2,465,521
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
At September 30, 2025, Arnold was not in compliance with the fixed charge coverage ratio and leverage ratio covenants contained within its intercompany credit agreement. In the fourth quarter of 2025, we amended the Arnold credit agreement to increase the amount of availability under the revolving credit facility and to waive the covenant violations that existed as of September 30, 2025. Arnold was not in compliance with the fixed charge coverage ratio and leverage ratio covenants contained within its intercompany credit agreement at December 31, 2025 and was granted a waiver for the covenant violation.

In the first quarter of 2025, we amended the Velocity intercompany credit agreement to amend the applicable fixed charge coverage ratio covenant and the applicable Total Debt to EBITDA ratio covenant. Velocity was not in compliance with the fixed charge coverage ratio or leverage ratio in their intercompany credit agreement at September 30, 2025 or December 31, 2025 and was granted a waiver for the covenant violations in each period.
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
We had made several amendments to the Lugano intercompany credit agreement prior to May 2025 to allow Lugano to continue to expand its operations and build inventory to support its salon expansion. Amendments were made to the Lugano intercompany credit agreement in the first quarter of 2025, the first, second, third and fourth quarter of 2024 and the second, third and fourth quarter of 2023. At the time of its bankruptcy filing in November 2025, the total amount of outstanding intercompany debt at Lugano was $680.6 million.
All of our subsidiaries were in compliance with the financial covenants included within their intercompany credit arrangements at December 31, 2025 except Velocity and Arnold. Velocity was issued a waiver for the fourth quarter of 2025 related to the fixed charge coverage ratio and leverage ratio in their intercompany credit agreement. Arnold received a waiver for the fourth quarter of 2025 related to the fixed charge ratio and leverage ratio in their intercompany credit agreement.
Our primary source of cash is from the receipt of interest and principal on our outstanding loans to our businesses. Accordingly, we are dependent upon the earnings and cash flow of these businesses, which are available for (i) operating expenses; (ii) payment of interest and principal on our outstanding debt; (iii) payments to CGM and Sostratus due or potentially due pursuant to the MSA and the LLC Agreement; (iv) cash distributions to our shareholders; and (v) pursuing future acquisitions. Payments made under (i) through (iii) above are required to be paid before distributions to shareholders and may be significant and exceed the funds held by us, which may require us to dispose of assets or incur debt to fund such expenditures. Each of our subsidiaries has various non-cancelable commitments in the ordinary course of business, including operating lease payments, and purchase obligations which include payments for materials and payments under employment agreements. On a consolidated basis at December 31, 2025, we had future lease obligations of $217.7 million and purchase obligations of $74.9 million.

We believe that we currently have sufficient liquidity and capital resources to meet our existing obligations, over the next twelve months and thereafter.
Financing Arrangements
Debt and Capital Structure
Our capital structure includes (i) the 2022 Credit Facility, which includes the 2022 Revolving Credit Facility and the 2022 Term Loan maturing in 2027, and (ii) the 2029 Notes and 2032 Notes. In 2025, in connection with the Lugano matters and related events of default, we entered into a series of Forbearance Agreements and amendments under the 2022 Credit Facility, which were superseded by the Fifth Amendment and related transaction letter dated December 19, 2025, which among other things set the revolving commitments at $100.0 million, revised certain covenant and reporting requirements, and imposed other limitations and requirements intended to preserve liquidity. We also entered into the Indenture Forbearance Agreement with certain holders of the Notes and effected PIK Payments through supplemental indentures, and we recognized $38.2 million of paid-in-kind interest related to these arrangements. See “Note I — Debt” included in the "Notes to the Consolidated Financial Statements" in this Form 10-K for additional detail regarding our debt instruments, including borrowing terms, amendments and waivers, covenant requirements and interest expense.
We expect to use available liquidity, including cash on hand and borrowing capacity under the 2022 Revolving Credit Facility (subject to covenant compliance and other restrictions), to support working capital needs and other general corporate purposes, and to pursue strategic initiatives as appropriate.
The 2022 Credit Facility is secured by all of the assets of the Company, including all of its equity interests in, and loans to, its consolidated subsidiaries. At December 31, 2025, we had letters of credit totaling $3.2 million outstanding under the 2022 Revolving Credit Facility. We had approximately $96.8 million in borrowing base availability under this facility at December 31, 2025.
Interest Expense
We incurred interest expense totaling $175.3 million in the year ended December 31, 2025, as compared to $122.8 million in the year ended December 31, 2024 and $109.9 million for the year ended December 31, 2023.
The components of interest expense on our outstanding debt are as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Interest on credit facilities	$44,237	$38,985	$37,269
Interest on Senior Notes	106,665	67,500	67,500
Unused fee on Revolving Credit Facility	1,151	1,840	1,998
Other interest expense (1)	24,049	16,522	5,076
Interest income	(832)	(2,045)	(1,951)
Interest expense, net	$175,270	$122,802	$109,892
(1) Other interest expense represents interest incurred by our subsidiaries. Other interest expense in each of the years ended December 31, 2025, 2024 and 2023 primarily reflects interest associated with third-party financing arrangements at our Lugano subsidiary.
Income Taxes
Each of the Company’s majority owned subsidiaries are subject to Federal, state and in some cases, foreign income taxes. We recorded an income tax benefit of $0.9 million with an annual effective rate of 0.3% during the year ended December 31, 2025, an income tax provision of $18.6 million with an annual effective tax rate of 6.0% during the year ended December 31, 2024, and an income tax provision of $8.2 million with an effective tax rate of 3.1% during the year ended December 31, 2023.

The components of our income tax (benefit) expense as a percentage of income from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year ended December 31,
	2025	2024	2023
United States Federal Statutory Rate	21.0%	21.0%	21.0%
State income taxes (net of Federal benefits)	3.5	3.1	1.6
Foreign income taxes	0.9	(1.3)	(1.5)
Impairment expense	—	(0.5)	(5.9)
Impact of subsidiary employee stock options	(1.3)	(0.2)	1.3
Non-deductible acquisition costs	—	(0.2)	—
Non-recognition of various carryforwards at subsidiaries	(69.0)	(28.6)	(18.2)
United States tax on foreign income	1.3	0.4	(0.8)
Dividend (net of dividend received deduction)	—	0.3	(3.3)
Tax effect on loss on Crosman	—	(1.7)	—
Utilization of tax credits	1.1	1.6	2.4
Deconsolidation of Lugano	46.1	—	—
Other	(3.3)	0.1	0.3
Effective income tax rate	0.3%	(6.0)%	(3.1)%
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
Adjusted EBITDA – EBITDA is calculated as net income (loss) from continuing operations before interest expense, income tax expense (benefit), loss on debt extinguishment, depreciation expense and amortization expense. Amortization expenses consist of amortization of intangibles and debt charges, including debt issuance costs. Adjusted EBITDA is calculated utilizing the same calculation as described in arriving at EBITDA further adjusted by: (i) non-controlling stockholder compensation, which generally consists of non-cash stock option expense; (ii) successful acquisition costs, which consist of transaction costs (legal, accounting, due diligence, etc.) incurred in connection with the successful acquisition of a business expensed during the period in compliance with ASC 805 - Business Combinations; (iii) impairment charges, which reflect write downs to goodwill or other intangible assets; (iv) changes in the fair value of contingent consideration subsequent to initial purchase accounting, (v) integration service fees, which reflect fees historically paid by newly acquired companies to the Manager for integration services performed during the first year of ownership; and (vi) items of other income or expense that are material to a subsidiary and non-recurring in nature.
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

Adjusted EBITDA
Year ended December 31, 2025
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(180,185)	$28,255	$28,952	$(175,353)	$(9,467)	$4,661	$(6,125)	$(7,071)	$(7,184)	$26,883	$(296,634)
Adjusted for:
Provision (benefit) for income taxes	(21,052)	8,656	5,557	(255)	(3,067)	944	(95)	(1,168)	1,715	7,820	(945)
Interest expense, net	151,576	(8)	(4)	23,339	(26)	(6)	1	(160)	558	—	175,270
Intercompany interest	(152,618)	14,565	14,437	56,644	16,155	9,530	6,552	18,154	8,343	8,238	—
Loss on debt modification	2,827	—	—	—	—	—	—	—	—	—	2,827
Depreciation and amortization	(3,535)	22,044	21,145	7,631	21,307	16,631	5,517	26,510	10,951	14,319	142,520
EBITDA	(202,987)	73,512	70,087	(87,994)	24,902	31,760	5,850	36,265	14,383	57,260	23,038
Other (income) expense	13	(323)	308	12,495	22	(32)	(1,745)	4,349	(20)	(403)	14,664
Non-controlling shareholder compensation	—	2,416	5,422	2,495	2,347	1,256	132	836	66	1,158	16,128
Impairment expense	—	—	—	31,515	—		—	—	—	—	31,515
Loss on deconsolidation of Lugano	111,876	—	—	—	—	—	—	—	—	—	111,876
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other (1)	—	—	—	—	667	945	1,280	9,421	2,487	391	15,191
Adjusted EBITDA	$(91,098)	$75,605	$75,817	$(41,489)	$27,938	$34,804	$5,517	$50,871	$16,916	$58,406	$213,287
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

Adjusted EBITDA
Year ended December 31, 2024
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(35,634)	$20,634	$20,791	$(275,730)	$(10,575)	$(9,761)	$(54,851)	$5,635	$(2,969)	$14,638	$(327,822)
Adjusted for:
Provision (benefit) for income taxes	(2,095)	4,526	4,962	904	(3,741)	(2,894)	6,810	2,280	2,986	4,874	18,612
Interest expense, net	106,414	(14)	(21)	16,122	(70)	(52)	52	—	371	—	122,802
Intercompany interest	(157,585)	13,366	20,125	56,013	17,916	10,552	9,255	10,771	7,121	12,466	—
Depreciation and amortization	675	22,734	21,594	5,391	21,318	18,974	8,042	21,553	9,265	18,473	148,019
EBITDA	(88,225)	61,246	67,451	(197,300)	24,848	16,819	(30,692)	40,239	16,774	50,451	(38,389)
Other (income) expense	460	40	511	139,623	181	3	24,557	2,746	(9)	(590)	167,522
Non-controlling shareholder compensation	—	2,129	5,683	2,437	2,382	1,674	403	988	18	631	16,345
Impairment expense	—	—	—	—	—		8,182	—	—	—	8,182
Acquisition expenses	—	—	—	—	—	3,479	—	1,872	—	—	5,351
Integration services fee	—	—	—	—	—	2,625	—	—	—	—	2,625
Other (1)	—	—	—	—	—	90	1,500	696	10,426	476	13,188
Adjusted EBITDA	$(87,765)	$63,415	$73,645	$(55,240)	$27,411	$24,690	$3,950	$46,541	$27,209	$50,968	$174,824

(1) Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In 2024, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of two of Arnold's facilities in the United States.

Adjusted EBITDA
Year ended December 31, 2023
	Corporate	5.11	BOA	Lugano	PrimaLoft	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(60,454)	$21,690	$16,496	$(177,508)	(69,883)	$(40,045)	$16,504	$10,434	$8,115	$(274,651)
Adjusted for:
Provision (benefit) for income taxes	301	4,994	2,863	148	(5,673)	(5,616)	5,890	4,185	1,106	8,198
Interest expense, net	104,856	(8)	(18)	4,716	(11)	352	—	5	—	109,892
Intercompany interest	(126,240)	20,244	7,580	32,837	18,123	13,510	10,486	6,806	16,654	—
Depreciation and amortization	1,498	26,009	22,932	3,232	21,478	13,282	16,741	8,441	19,959	133,572
EBITDA	(80,039)	72,929	49,853	(136,575)	(35,966)	(18,517)	49,621	29,871	45,834	(22,989)
Other (income) expense	(130)	(515)	98	84,815	62	(1,210)	1,440	(5)	(1,441)	83,114
Non-controlling shareholder compensation	—	1,191	3,019	1,474	980	914	986	27	860	9,451
Impairment expense	—	—	—	1,197	57,810	31,590	—	—	—	90,597
Integration services fee	—	—	—	—	2,375	—	—	—	—	2,375
Other	—	—	3,072	—	—	—	—	—	1,434	4,506
Adjusted EBITDA	$(80,169)	$73,605	$56,042	$(49,089)	25,261	$12,777	$52,047	$29,893	$46,687	$167,054

Reconciliation of Net income (loss) to Adjusted Earnings and Adjusted EBITDA
The following table reconciles Adjusted Earnings to Net income (loss), which we consider the most comparable GAAP financial measure, and Adjusted Earnings to Adjusted EBITDA (in thousands):

	Three months ended				Year ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	December 31, 2025
Net loss	$(49,710)	$(77,972)	$(87,243)	$(78,803)	$(293,728)
Gain on sale of discontinued operations, net of tax	44	2,805	(523)	580	2,906
Net loss from continuing operations	(49,754)	(80,777)	(86,720)	(79,383)	(296,634)
Less: loss from continuing operations attributable to noncontrolling interest	(19,717)	(26,755)	(13,228)	(7,613)	(67,313)
Net loss attributable to Holdings - continuing operations	(30,037)	(54,022)	(73,492)	(71,770)	(229,321)
Adjustments:
Distributions paid: Preferred Shares	(8,434)	(9,714)	(9,715)	(9,714)	(37,577)
Amortization expense - intangible assets and inventory step-up	23,351	23,117	23,254	23,434	93,156
Impairment expense	—	31,515	—	—	31,515
Loss on deconsolidation of Lugano	—	—	—	111,876	111,876
Non-controlling shareholder compensation	4,012	4,189	4,073	3,854	16,128
Integration services fee	875	—	—	—	875
Other	1,546	3,881	3,070	6,694	15,191
Adjusted earnings	$(8,687)	$(1,034)	$(52,810)	$64,374	$1,843
Plus (less):
Depreciation expense	12,301	11,062	10,884	11,065	45,312
Income tax provision	2,538	17,358	5,763	(26,604)	(945)
Interest expense	35,851	34,096	66,721	38,602	175,270
Amortization of debt issuance costs	1,125	971	826	1,130	4,052
Income from continuing operations attributable to noncontrolling interest	(19,717)	(26,755)	(13,228)	(7,613)	(67,313)
Distributions paid - Preferred Shares	8,434	9,714	9,715	9,714	37,577
Loss on debt modification	—	2,827	—	—	2,827
Other (income) expense	13,681	(1,714)	2,343	354	14,664
Adjusted EBITDA	$45,526	$46,525	$30,214	$91,022	$213,287

	Three months ended				Year ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
Net income (loss)	$(85,269)	$(103,089)	$(65,546)	$(68,866)	$(322,770)
Income (loss) from discontinued options, net of tax	317	872	(1,088)	(7,006)	(6,905)
Gain on sale of discontinued operations, net of tax	3,345	—	—	8,612	11,957
Net loss from continuing operations	(88,931)	(103,961)	(64,458)	(70,472)	(327,822)
Less: loss from continuing operations attributable to noncontrolling interest	(28,756)	(29,802)	(28,922)	(23,545)	(111,025)
Net loss attributable to Holdings - continuing operations	(60,175)	(74,159)	(35,536)	(46,927)	(216,797)
Adjustments:
Distributions paid: Preferred Shares	(6,045)	(6,101)	(6,345)	(6,967)	(25,458)
Amortization expense - intangible assets and inventory step-up	25,879	25,406	23,721	25,106	100,112
Impairment expense	8,182	—	—	—	8,182
Loss (gain) on sale of Crosman	—	24,606	(388)	—	24,218
Tax effect - loss on sale of Crosman	—	7,254	—	—	7,254
Non-controlling shareholder compensation	4,071	3,680	4,537	4,057	16,345
Acquisition expenses	3,479	—	—	1,872	5,351
Integration services fee	—	875	875	875	2,625
Other	274	130	964	11,820	13,188
Adjusted earnings	$(24,335)	$(18,309)	$(12,172)	$(10,164)	$(64,980)
Plus (less):
Depreciation expense	10,731	10,338	10,178	12,642	43,889
Income tax provision	3,110	15,593	2,772	(2,863)	18,612
Interest expense	25,267	29,596	31,620	36,319	122,802
Amortization of debt issuance costs	1,005	1,004	1,005	1,004	4,018
Income from continuing operations attributable to noncontrolling interest	(28,756)	(29,802)	(28,922)	(23,545)	(111,025)
Distributions paid - Preferred Shares	6,045	6,101	6,345	6,967	25,458
Tax effect - loss on sale of Crosman	—	(7,254)	—	—	(7,254)
Other (income) expense	47,442	40,642	37,769	17,451	143,304
Adjusted EBITDA	$40,509	$47,909	$48,595	$37,811	$174,824

	Three months ended				Year ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
Net income (loss)	$67,502	$(30,489)	$(78,065)	$73,634	$32,582
Income from discontinued options, net of tax	10,939	5,437	10,858	(3,026)	24,208
Gain on discontinued options, net of tax	97,989	4,232	1,274	179,530	283,025
Net loss from continuing operations	(41,426)	(40,158)	(90,197)	(102,870)	(274,651)
Less: loss from continuing operations attributable to noncontrolling interest	(12,488)	(15,672)	(24,032)	(23,569)	(75,761)
Net income (loss) attributable to Holdings - continuing operations	(28,938)	(24,486)	(66,165)	(79,301)	$(198,890)
Adjustments:
Distributions paid: Preferred Shares	(6,045)	(6,046)	(6,045)	(6,045)	(24,181)
Amortization expense - intangible assets and inventory step-up	20,902	20,905	20,885	20,882	83,574
Impairment expense	—	—	32,568	58,029	90,597
Tax effect - impairment expense	—	—	(4,308)	978	(3,330)
Non-controlling interest - impairment expense	—	—	—	(5,382)	(5,382)
Non-controlling shareholder compensation	1,329	2,895	2,438	2,789	9,451
Integration services fee	1,187	1,188		—	2,375
Other	432	348	349	3,377	4,506
Adjusted earnings	$(11,133)	$(5,196)	$(20,278)	$(4,673)	$(41,280)
Plus (less):
Depreciation expense	11,007	11,958	11,852	11,143	45,960
Income tax provision	4,088	1,775	300	2,035	8,198
Tax effect - impairment expense	—	—	4,308	(978)	3,330
Non-controlling interest - impairment expense	—	—	—	5,382	5,382
Interest expense	26,963	27,717	28,851	26,361	109,892
Amortization of debt issuance costs	1,005	1,024	1,005	1,004	4,038
Income from continuing operations attributable to noncontrolling interest	(12,488)	(15,672)	(24,032)	(23,569)	(75,761)
Distributions paid - Preferred Shares	6,045	6,046	6,045	6,045	24,181
Other (income) expense	14,288	18,213	35,113	15,500	83,114
Adjusted EBITDA	$39,775	$45,865	$43,164	$38,250	$167,054

Seasonality
The following table presents the net sales by quarter as a percentage of our annual net sales.

	Year Ended December 31,
Quarter ended	2025	2024	2023
March 31st	24.2%	23.0%	24.0%
June 30th	25.5%	23.9%	24.0%
September 30th	25.2%	25.5%	25.3%
December 31st	25.0%	27.6%	26.7%
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year.
Related Party Transactions and Certain Transactions Involving our Businesses
We have entered into related party transactions with our Manager, CGM, and Sostratus LLC, including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees
Management Services Agreement
We entered into the MSA with CGM effective May 16, 2006. Our Chief Executive Officer is a managing member of CGM. The MSA provides for, among other things, CGM to perform services for us in exchange for a management fee paid quarterly. The management fee is required to be paid prior to the payment of any distributions to shareholders.
For the years ended December 31, 2025, 2024, and 2023, we incurred $17.9 million, $74.8 million, and $67.9 million, respectively, in management fees to CGM.
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
On January 15, 2025, the LLC and the Manager amended the Sixth Amended and Restated Management Services Agreement dated as of September 30, 2014 and originally effective as of May 16, 2006 (the “Existing Agreement”), by entering into a Seventh Amended and Restated Management Services Agreement (the “MSA Amendment”), which restructured the management fee under the Existing Agreement to consist of a base management fee and an incentive management fee. Pursuant to the MSA Amendment, the base management fee will be (i) the Initial Threshold Fee, (ii) the Initial Threshold Fee plus 1.25% of the amount of adjusted net assets exceeding $3.5 billion when the adjusted net assets are more than $3.5 billion but less than $10 billion, or (iii) 1.5% of the adjusted net assets when the adjusted net assets are $10 billion or more. The incentive management fee will be 0.25% of the amount of adjusted net assets exceeding $3.5 billion only when the adjusted net assets are more than $3.5 billion but less than $10 billion and only if the Company’s annualized internal rate of return on equity for the trailing three-years exceeds 12%. Any incentive management fee paid to the Manager may only be distributed by the Manager among the then-current Employees (as defined in the MSA) of the Manager. Such incentive management fee is subject to approval by the Compensation Committee of the Company's Board. The MSA Amendment also eliminates the payment of integration services fee by the Company’s subsidiaries to the Manager and excludes excess cash held by the Company and the Company’s subsidiaries, subject to certain exceptions, from the calculation of the adjusted net assets of the Company, along with certain other changes.
At December 31, 2023, CGM entered into a waiver to exclude cash balances held at the LLC from the calculation of the management fee.

Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. Due to the restrictions placed on payment of the management fee during under the Forbearance Agreements entered into during 2025 related to the 2022 Credit Facility, the Company paid $16.6 million less than the expense due during 2025, resulting in a total overpayment of management fees as of December 31, 2025 of $33.8 million. This amount was recorded as an asset "Due from CGM" that reduced the management fee expense for the year ended December 31, 2025. For the fourth quarter of 2025, the total management fee expense incurred totaled $14.3 million, of which $13 million was unpaid at December 31, 2025 and offset the amount due from CGM, resulting in a net receivable of $20.8 million at December 31, 2025, The Company intends to reduce the amount of management fees paid in future quarters until the overpayment has been fully recouped.
For the years ended December 31, 2025, 2024, and 2023, we incurred $17.9 million, $74.8 million, and $67.9 million, respectively, in management fees to CGM, with the reduction in the 2025 management fee expense reflecting the adjustment for excess management fees recorded.
LLC Agreement
100% of the Allocation Interests are held by Sostratus LLC. Certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer, former employees, and members of our Manager, along with the estate of former director of the Company’s Board, and CGI Diversified Holdings, LP, an affiliate of CGI Maygar Holdings, LLC, are beneficial owners of the Allocation Interests through their ownership in Sostratus LLC. The LLC agreement gives the holder of Allocation Interests the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Allocation Interest Holders are entitled to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (Sale Event) and upon election of the Allocation Interest Holder during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (Holding Event). No allocation interest distributions were made in 2025.
The Allocation Interest Holders received $48.9 million in the year ended December 31, 2024, and $26.5 million in the year ended December 31, 2023. Refer to "Note K - Stockholders' Equity" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K, for a description of the profit allocation payments.
The Lugano bankruptcy in November 2025 represented a Sale Event and the corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements as described in the explanatory note to the Form 10-K.
Integration Services Agreements
Integration services represent fees paid by newly acquired companies to the Manager for integration services performed during the first year of ownership. Under the Integration Services Agreement ("ISA"), CGM provides services for new segment-level acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. Integration services fees are recorded as selling, general and administrative expense in the consolidated statements of operations. The amendment to the Management Service Agreement entered into in January 2025 eliminated the payment of integration services for future acquisitions.
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
During the years ended December 31, 2025, 2024 and 2023, CGM received $0.9 million, $2.6 million, and $2.4 million, respectively, in total integration service fees.
Cost Reimbursement and Fees
We reimbursed CGM approximately $7.0 million, $8.8 million, and $6.4 million, principally for occupancy and staffing costs incurred by CGM on our behalf during the years ended December 31, 2025, 2024 and 2023, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2025, 2024 and 2023, 5.11 purchased approximately $1.0 million, $1.4 million, and $1.7 million, respectively, in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2025, 2024 and 2023, BOA purchased approximately $44.8 million, $48.1 million and $42.1 million, respectively, from this supplier.
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
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024 and ended in the fourth quarter of 2025. During the years ended December 31, 2025 and 2024, Lugano purchased approximately $0.3 million and $7.0 million, respectively, in inventory from the vendor.
Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Such estimates and judgments may involve varying degrees of uncertainty. Actual results could differ from these estimates under different assumptions and changes in other facts and circumstances, and potentially could result in materially different results. Our critical accounting estimates are discussed below. For a summary of our significant accounting policies, including those policies discussed below, refer to "Note B - Summary of Significant Accounting Policies" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K.

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
Lugano Bankruptcy and Deconsolidation
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of the bankruptcy filing, the Company determined that it no longer had a controlling financial interest in Lugano and deconsolidated Lugano as of that date.
Following the deconsolidation, the Company retained an equity interest in Lugano but concluded that it does not have control or significant influence over Lugano due to the restrictions imposed by the bankruptcy proceedings. Accordingly, the Company elected to account for its retained equity interest at fair value. The fair value of the Company’s retained interest in Lugano was determined to have no value as of November 16, 2025 and December 31, 2025. This valuation was based on the Company’s assessment of the expected recovery from the bankruptcy proceedings, which considered the priority and amounts of secured and unsecured creditor claims that significantly exceed the estimated recovery proceeds. The Company evaluates the collectability of those amounts separately from any retained equity interest and records any impairment or allowance based on the facts and circumstances at each reporting date.
In connection with the deconsolidation, the Company also recorded an estimate of amounts expected to be recoverable under its senior secured loan outstanding with Lugano prior to the bankruptcy filing. The estimate of the recovery receivable reflects management’s assessment of the expected distribution under the Chapter 11 proceedings based on information available as of November 16, 2025 and December 31, 2025. The estimate is subject to significant uncertainty and may change as the bankruptcy proceedings progress.
As a result of the deconsolidation, the Company recorded a loss of $111.9 million, net of the fair value of its retained interest in Lugano and the estimate of the recovery receivable. The loss reflects the derecognition of Lugano’s net assets and includes the Company’s estimate of recoveries expected under its senior secured loan outstanding prior to the bankruptcy filing.
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
We use a qualitative approach to test goodwill and indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing. The qualitative factors we consider include, in part, the general macroeconomic environment, industry and market specific conditions for each reporting unit, financial performance including actual versus planned results and results of relevant prior periods, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If qualitative factors are not sufficient to determine that the fair value of a reporting unit is more likely than not to exceed its carrying value, we will perform a quantitative test at the reporting unit whereby we estimate the fair value of the reporting unit using an income approach or market approach, or a weighting of the two methods. Under the income approach, we estimate the fair value of our reporting unit based on the present value of future cash flows. Cash flow projections are based on Management's estimate of revenue growth rates and operating margins and take into consideration industry and market conditions as well as company specific economic factors. The prospective financial information that is used to determine the fair values of the reporting units requires us to make assumptions regarding future operational results including revenue growth rates and gross margins. If we do not achieve the forecasted revenue growth rates and operating margins, the results of the quantitative testing could change, potentially leading to additional testing and impairment at the reporting units that were tested quantitatively. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with the business and the uncertainty associated with the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate fair value based on market multiples of revenue and earnings derived from comparable public companies with operating characteristics that are similar to the reporting unit. When market comparables are not meaningful or available, we estimate the fair value of the reporting unit using only the income approach. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, working capital requirements, capital expenditures and terminal growth rates and actual results could differ from these estimates. Future events and changing market conditions may impact our assumptions and result in changes to our estimates.
Annual goodwill and indefinite lived intangible asset impairment testing
2025 Annual Impairment Testing - For our annual impairment testing at March 31, 2025, we performed a qualitative assessment of our reporting units with goodwill balances. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of our reporting units except PrimaLoft exceeded their carrying value. Based on our analysis, we determined that the PrimaLoft operating segment required quantitative testing because we could not conclude that the fair value of the reporting unit significantly exceeded the carrying value based on qualitative factors alone. We performed a quantitative test of PrimaLoft using an income approach and a market approach to determine the fair value of the PrimaLoft reporting unit. The discount rate used in the income approach was 11.3%. The results of the testing indicated that the fair value of PrimaLoft exceeded the carrying value by 12%.
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

Interim Goodwill Impairment Testing
2025 Interim goodwill impairment testing
Arnold - During 2025, Arnold was negatively impacted by both production delays related to facility transitions, and supply chain constraints caused by export controls and disruption in the market for rare earth minerals, a key component in certain of Arnold's products. As a result, the operating results of Arnold were below our forecast and prior year results for the business. While Arnold's backlog continued to grow, the production delays and supply chain disruption caused by the export controls led us to determine that a triggering event occurred in the fourth quarter of 2025 and we performed an interim impairment test of goodwill as of October 31, 2025. We performed the impairment test using an income approach. The prospective financial information used in the income approach considered macroeconomic and geopolitical factors, industry and reporting unit specific data, and our best estimate of operational results and cash flows for the Arnold reporting unit as of the date of the impairment testing. The discount rate used in the income approach was 14.2%. The results of the testing indicated that the fair value of Arnold exceeded the carrying value by 77%.
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
Definite-Lived Intangible Asset Impairment Testing
Lugano - We performed an impairment test of the definite lived intangible assets at Lugano at December 31, 2023 and 2022. The results of the impairment testing indicated that the fair value of the customer relationship did not exceed the carrying value and we recorded impairment expense of $1.2 million at December 31, 2023. The customer relationship intangible asset had no remaining value at December 31, 2023.
Allocation Interests
At the time of our Initial Public Offering, we issued Allocation Interests governed by our LLC Agreement that entitled the Holders to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holders are entitled to receive, if due pursuant to the profit allocation formula, an allocation payment upon a Sale Event and upon election of the Holder upon a Holding Event. The payment to the Holders for a Sale Event is based on the pre-tax gain from the sale of the business, as part of the gain is allocated to the Holders and reduced by the tax that would be due on the sale transaction by the Company. Payments of profit allocation to the Holders are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by our Board.
Recent Accounting Pronouncements
Refer to "Note B - Summary of Significant Accounting Policies" included in the "Notes to the Consolidated Financial Statements" in this Form 10-K, for a discussion of recent accounting pronouncements.

ITEM 7A. – Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
At December 31, 2025, our debt includes both fixed rate and variable rate instruments. We are exposed to interest rate risk primarily through borrowings under our 2022 Credit Facility because borrowings under this agreement are subject to variable interest rates based on SOFR. We had $552.5 million outstanding under the 2022 Term Loan and no amount outstanding under our 2022 Revolving Credit Facility at December 31, 2025.
The one-month SOFR was at an average of 369 basis points at December 31, 2025, and the three-month SOFR was at an average of 365 basis points at December 31, 2025. We currently estimate that a 100 basis point increase in SOFR would not have a material impact on our results of operations, cash flows or financial condition. The effect of a 100 basis point increase on the outstanding borrowings subject to variable interest rates at December 31, 2025 would be approximately $5.5 million additional annual interest expense.
We expect to have additional borrowings under our 2022 Credit Facility in the future in order to finance our short term working capital needs and future acquisitions. These borrowings will be subject to variable interest rates.
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
Credit Risk
The Company is exposed to credit risk primarily through its cash and cash equivalents, investments, trade receivables, and other receivables. The Company does not believe that its cash equivalents or investments present significant credit risk, as the counterparties consist of major financial institutions. In addition, the Company manages its exposure by limiting the notional amount of instruments entered into with any single counterparty.
Cash and cash equivalents at December 31, 2025 consisted primarily of (i) treasury‑backed securities, (ii) insured prime money market funds, and (iii) cash balances held in several non‑interest‑bearing checking accounts.
Substantially all trade receivables are unsecured. The concentration of credit risk related to trade receivables is limited due to the large number of customers and their dispersion across various industries and geographic regions. However, a prolonged economic downturn could increase the Company’s exposure to credit losses. The Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses.
In addition, the Company has recorded a recovery receivable related to amounts expected to be recoverable under its senior secured loan associated with the Lugano Chapter 11 bankruptcy proceedings. The recovery receivable is subject to credit risk and significant uncertainty, as the ultimate amount and timing of recovery are dependent on the outcome of the bankruptcy proceedings. The Company’s estimate of the recovery receivable reflects management’s assessment of expected distributions based on information available as of the reporting date and may change as the proceedings progress.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and financial statement schedules referred to in the index contained on page F-1 of this report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears in Item 8 of this Annual Report on Form 10-K.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In connection with the Lugano Investigation and the related restatement of our previously issued consolidated financial statements, the Company identified certain material weaknesses as of December 31, 2024. Because Lugano was deconsolidated from the Company’s consolidated financial statements as of the date of its Chapter 11 filing in November 2025, certain material weaknesses previously identified within Lugano’s operations (including tone at the top considerations relating to the former Lugano chief executive officer, segregation of duties and security access rights for the former Lugano chief executive officer, and revenue, inventory, and expense controls at Lugano) no longer form part of the assessment of the Company’s internal control over financial reporting as of December 31, 2025.
As of December 31, 2025, management determined that the following material weaknesses (which were previously identified and disclosed in connection with the Lugano Investigation and CODI’s restatement of its historical financial reports filed with the SEC on Form 10-K/A on December 8, 2025) remained unremediated:
1.Risk assessment and control design over operating subsidiaries’ specific risks. Company management did not effectively execute its subsidiary risk assessment processes to identify and address industry and operating risks at its former subsidiary, Lugano. This resulted in an incomplete understanding of certain risks and the manner and means of fraud and loss associated with Lugano’s industry and practices. Specifically, the Company’s risk assessment processes did not include a sufficiently formal or rigorous evaluation of risks associated with subsidiary operations.
2.Monitoring controls and control environment over operating subsidiaries. Compensating and monitoring review controls implemented by management over its operating subsidiaries, including Lugano, lacked sufficient precision and rigor to effectively mitigate the risk of material misstatement. This includes timely identification and escalation of control deficiencies and other indicators of risk, as well as maintaining sufficient contemporaneous evidence to support the level of precision of these monitoring review controls. Accordingly, the Company did not design and/or maintain appropriate monitoring review controls that adequately addressed those risks.
Remediation and Status of Remediation Efforts
Although the material weaknesses were originally identified in connection with Lugano, the Company has implemented and continues to implement remediation measures at the CODI level to address the material weaknesses described above including enhancements to our subsidiary risk assessment processes, monitoring, and escalation, and governance and oversight practices supporting the design and operation of controls, including:
•Outsourcing the internal audit function to a qualified third-party service provider to support risk assessment, testing, and monitoring activities and to provide additional resources and expertise;
•Re-evaluating investment processes, parameters, risk assessment and governance requirements over subsidiaries;
•Enhancing post-acquisition onboarding processes;
•Evaluating and enhancing risk and compliance functions, including the effectiveness of implementation and monitoring of risk management and controls at the subsidiary level and of the whistleblower program;
•Enhancing processes for identifying and assessing risks at operating subsidiaries, including procedures designed to identify and evaluate industry-specific risks and practices, and to incorporate those risks into our control design and monitoring activities;
•Implementing additional management review and monitoring procedures focused on areas of elevated risk across operating subsidiaries, refining the level of precision of such monitoring controls, and including processes intended to improve the timeliness and effectiveness of escalation of control issues and other indicators of risk to senior management and the Audit Committee; and
•Continuing to evaluate and update policies, procedures, and governance practices relating to subsidiary oversight and financial reporting.
Although the Company has made progress in implementing these remediation actions, management will not be able to conclude that the enhanced controls are operating effectively until they have operated for a sufficient period of time and management has been able to test, and conclude on, their operating effectiveness. Management may also determine that additional remediation measures are required as our evaluation continues. While management believes the actions described above will improve internal control over financial reporting, there can be no assurance that these measures will remediate the material weaknesses or that additional material weaknesses will not be identified in the future.
Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, the Company implemented certain of the remediation actions described above intended to address the material weaknesses described herein. Other than these remediation actions, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is incorporated herein by reference to information included in the Proxy Statement for our 2026 Annual Meeting of Shareholders under the caption “Board of Directors, Executive Officers and Committees.”
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the 2026 Proxy Statement under the caption “Board of Directors, Executive Officers and Committees.”
Information regarding our corporate governance, including our Audit Committee and code of ethics, is incorporated herein by reference to information included in the 2026 Proxy Statement under the caption “Corporate Governance.”
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information included in the 2026 Proxy Statement under the caption “Share Ownership of Directors, Nominees, Executive Officers and Principal Shareholders.”
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to executive compensation is incorporated herein by reference to information included in the Proxy Statement for our 2026 Annual Meeting of Shareholders under the captions “Our Pay”; “Compensation Discussion and Analysis”; and “Pay Versus Performance”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to information included in the 2026 Proxy Statement under the caption “Share Ownership of Directors, Nominees, Executive Officers and Principal Shareholders.”
Securities Authorized for Issuance under Equity Compensation Plans
There are no securities currently authorized for issuance under an equity compensation plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to such contractual relationships and independence is incorporated herein by reference to the information in the 2026 Proxy Statement under the caption “Certain Relationships and Related Person Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to principal accountant fees and services and pre-approval policies are incorporated herein by reference to information included in the 2026 Proxy Statement under the caption “Our Auditors”.

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

2.9
Agreement and Plan of Merger, dated October 13, 2021, by and among (i) Tempo Automation, Inc..; (ii) Aspen Acquisition Sub, Inc.; (iii) Compass AC Holdings, Inc.; and (iv) Compass Group Diversified Holdings LLC, as the Sellers Representative (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 14, 2021 (File No. 001-34927)).

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

4.8
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of March 23, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on September 10, 2025 (File No. 000-34927)).

4.9
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of November 17, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 17, 2021 (File No. 001-34927)).

4.10
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of November 17, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

4.11
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of November 17, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on September 10, 2025 (File No. 001-34927)).

4.12*	Description of Securities
10.1
Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

10.2
Seventh Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of January 15, 2025 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 15, 2025 (File No. 001-34927))

10.3†
Separation Agreement and General Release, dated September 12, 2024, between Compass Group Management LLC and Ryan Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 17, 2024 (File No. 001-34927)).

10.4†
Employment Agreement dated August 31, 2024 between Compass Group Management LLC and Stephen Keller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 26, 2024 (File No. 001-34927)).

10.5†	First Amended and Restated Employment Agreement dated January 13, 2025 between Compass Group Management LLC and Stephen Keller.
10.6
Third Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022 (File No. 001-34927).

10.7
First Incremental Facility Amendment, dated January 9, 2025, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 10, 2025 (File No. 001-34927)).

10.8
Forbearance Agreement and Second Amendment to Credit Agreement, dated May 22, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 27, 2025 (File No. 001-34927))

10.9
Second Forbearance Agreement and Third Amendment to Credit Agreement, dated July 25, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 28, 2025 (File No. 001-34927)).

10.10
Forbearance Agreement, dated August 29, 2025, by and among Compass Group Diversified Holdings LLC, the Forbearing Noteholders thereto, and U.S. Bank National Association, in its capacity as Trustee under the Indenture dated March 23, 2021 and Indenture dated November 17, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 2, 2025 (File No. 001-34927)).

10.11
Third Forbearance Agreement, dated October 10, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 10, 2025 (File No. 001-34927)).

10.12
Fourth Forbearance Agreement and Fourth Amendment to Credit Agreement, dated November 7, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 24, 2025 (File No. 001-34927)).

10.13
Fifth Forbearance Agreement, dated November 24, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 24, 2025 (File No. 001-34927)).

10.14
Fifth Amendment to Credit Agreement and Limited Waiver Agreement, dated December 19, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 19, 2025 (File No. 001-34927)).

10.15
Fifth Amendment Transaction Letter, dated December 19, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on December 19, 2025 (File No. 001-34927)).

10.16
Subscription Agreement, dated December 15, 2023, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and Allspring Special Small Cap Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2023 (File No. 001-34927)).

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

COMPASS GROUP DIVERSIFIED HOLDINGS LLC

Date: February 26, 2026	By:	/s/ Elias J. Sabo
Elias J. Sabo
Chief Executive Officer

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS DIVERSIFIED HOLDINGS

Date: February 26, 2026	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee

COMPASS DIVERSIFIED HOLDINGS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTAL FINANCIAL DATA

Page
Historical Financial Statements:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-4
Consolidated Balance Sheets	F-6
Consolidated Statements of Operations	F-7
Consolidated Statements of Comprehensive Income (Loss)	F-8
Consolidated Statements of Stockholders’ Equity	F-9
Consolidated Statements of Cash Flows	F-11
Notes to Consolidated Financial Statements	F-13

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Compass Diversified Holdings
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
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
•The Company’ risk assessment processes do not include a sufficiently formal or rigorous evaluation of risks associated with subsidiary operations.
•The Company’s monitoring review controls over its subsidiaries lack sufficient precision and rigor to effectively mitigate the risk of material misstatement, including timely identification and escalation of control deficiencies and other indicators of risk, as well as maintaining sufficient contemporaneous evidence to support the level of precision of monitoring review controls.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated February 26, 2026 which expressed an unqualified opinion on those financial statements.
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
Other information
We do not express an opinion or any other form of assurance on the Remediation Plan and Status section of Management’s Report.

/s/ GRANT THORNTON LLP

New York, New York
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Compass Diversified Holdings
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Compass Diversified Holdings (a Delaware trust) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an adverse opinion.
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
Assessment of management’s going concern analysis
As described further in note B to the consolidated financial statements, management performed an evaluation of the Company’s ability to comply with its debt covenants and meet its obligations as they become due over the twelve months following the issuance of the consolidated financial statements, including forecasted future financial results which requires significant judgment and estimation. We identified management’s going concern analysis as a critical audit matter.
The principal consideration for our determination that management’s going concern analysis is a critical audit matter is that evaluating the appropriateness of the significant assumptions and estimates used in the financial forecasts supporting the analysis requires a high degree of auditor judgment, as well as an increased extent of effort.

Our audit procedures related to management’s going concern analysis included the following, among others:
•We evaluated management’s forecasts, including the reasonableness of revenue growth rates, operating margins, and cash flows, as well as other assumptions used in the Company’s evaluation of forecasted covenant compliance for the Company’s 2022 credit facility. We also evaluated management’s forecasted liquidity positions and ability to meet its obligations as they become due for the twelve months following the issuance of the consolidated financial statements.
•We evaluated management’s historical ability to forecast revenues, operating margins and growth rates and compared management's forecasts to (1) historical results, (2) management’s business plans, and (3) forecasted information in industry reports and the peer groups of certain of the Company’s subsidiaries.
•We performed sensitivity analyses, primarily over forecasted EBITDA and indebtedness, to evaluate the impact changes in these assumptions have on the Company’s forecasted covenant compliance, liquidity positions and ability to meet its obligations for the twelve months following the issuance of the consolidated financial statements.

Goodwill – PrimaLoft reporting unit
As described further in note H to the consolidated financial statements, the Company performed a quantitative goodwill impairment assessment as of March 31, 2025 on its PrimaLoft reporting unit. This reporting unit had goodwill totaling $232.5 million as of March 31, 2025. We identified the Company’s quantitative goodwill impairment assessment for the PrimaLoft reporting unit as a critical audit matter.
The principal consideration for our determination that the quantitative impairment assessment for the PrimaLoft reporting unit is a critical audit matter is that the determination of the reporting unit’s fair value required management to make significant estimates and assumptions related to forecasted revenues, market multiples and the discount rate used. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals with specialized skill and knowledge, in auditing these assumptions made by management.
Our audit procedures related to the quantitative impairment testing of the PrimaLoft reporting unit included the following, among others:
•We evaluated management’s historical ability to forecast revenue and compared management’s forecasts to (1) historical results, (2) management’s business plans, and (3) forecasted information in industry reports and companies in their respective peer group.
•With the assistance of our valuation specialists, we assessed the valuation methodologies utilized by management.
•We performed sensitivity analyses on the market multiples and discount rate assumptions used to evaluate the impact changes in these assumptions have on management’s conclusion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

New York, New York
February 26, 2026

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$68,015	$59,659
Accounts receivable, net	202,887	207,172
Inventories, net	404,102	571,248
Prepaid expenses and other current assets	78,398	126,692
Due from related parties (refer to Note Q)	20,757	—
Due from unconsolidated affiliate (refer to Note C)	71,000	—
Total current assets	845,159	964,771
Property, plant and equipment, net	209,742	244,746
Goodwill	895,421	895,916
Intangible assets, net	892,811	983,396
Due from unconsolidated affiliate, long-term (refer to Note C)	26,000	—
Other non-current assets	170,051	208,593
Total assets	$3,039,184	$3,297,422

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$96,335	$103,239
Accrued expenses	163,265	318,476
Due to related parties (refer to Note Q)	—	18,036
Current portion, long-term debt	37,500	1,774,290
Subsidiary financing arrangements	—	169,765
Other current liabilities	52,519	49,617
Total current liabilities	349,619	2,433,423
Deferred income taxes	104,189	108,091
Long-term debt (refer to Note I)	1,839,817	—
Other non-current liabilities	171,896	225,334
Total liabilities	2,465,521	2,766,848
Commitments and contingencies (refer to Note P)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 20,109 shares issued and outstanding at December 31, 2025 and 17,497 shares issued and outstanding at December 31, 2024
Series A preferred shares, no par value, 4,678 shares issued and outstanding at December 31, 2025 and 4,551 shares issued and outstanding at December 31, 2024	112,010	109,159
Series B preferred shares, no par value, 7,524 shares issued and outstanding at December 31, 2025 and 6,192 shares issued and outstanding at December 31, 2024	177,771	147,906
Series C preferred shares, no par value, 7,907 shares issued and outstanding at December 31, 2025 and 6,754 shares issued and outstanding at December 31, 2024	188,049	161,767
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at December 31, 2025 and December 31, 2024, respectively	1,288,951	1,289,010
Treasury shares, at cost	(18,910)	(18,910)
Accumulated other comprehensive income (loss)	738	(5,337)
Accumulated deficit	(1,306,585)	(1,004,975)
Total stockholders’ equity attributable to Holdings	442,024	678,620
Noncontrolling interest	131,639	(148,046)
Total stockholders’ equity	573,663	530,574
Total liabilities and stockholders’ equity	$3,039,184	$3,297,422
See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net revenues	$1,873,584	$1,788,013	$1,689,920
Cost of revenues	1,059,192	1,037,594	1,015,200
Gross profit	814,392	750,419	674,720
Operating expenses:
Selling, general and administrative expense	660,674	587,521	502,013
Management fees	17,937	74,767	67,945
Amortization expense	93,156	94,817	83,574
Impairment expense	31,515	8,182	90,597
Operating income (loss)	11,110	(14,868)	(69,409)
Other income (expense):
Interest expense, net	(175,270)	(122,802)	(109,892)
Amortization of debt issuance costs	(4,052)	(4,018)	(4,038)
Loss on debt extinguishment	(2,827)	—	—
Loss on deconsolidation of Lugano	(111,876)	—	—
Loss on sale of Crosman	—	(24,218)	—
Other income (expense), net (refer to Note O)	(14,664)	(143,304)	(83,114)
Loss from continuing operations before income taxes	(297,579)	(309,210)	(266,453)
Provision (benefit) for income taxes	(945)	18,612	8,198
Loss from continuing operations	(296,634)	(327,822)	(274,651)
Income (loss) from discontinued operations, net of income tax	—	(6,905)	24,208
Gain on sale of discontinued operations, net of income tax	2,906	11,957	283,025
Net income (loss)	(293,728)	(322,770)	32,582
Less: Net loss from continuing operations attributable to noncontrolling interest	(67,313)	(111,025)	(75,761)
Less: Net loss from discontinued operations attributable to noncontrolling interest	—	(2,884)	(304)
Net income (loss) attributable to Holdings	$(226,415)	$(208,861)	$108,647

Amounts attributable to common shares of Holdings:
Loss from continuing operations	$(229,321)	$(216,797)	$(198,890)
Income (loss) from discontinued operations, net of income tax	—	(4,021)	24,512
Gain on sale of discontinued operations, net of income tax	2,906	11,957	283,025
Net income (loss) attributable to Holdings	$(226,415)	$(208,861)	$108,647
Basic and fully diluted income (loss) per share attributable to Holdings (refer to Note K)
Continuing operations	$(3.63)	$(3.94)	$(3.57)
Discontinued operations	0.04	0.11	4.27
	$(3.59)	$(3.83)	$0.70

Weighted average number of shares outstanding - basic and fully diluted	75,236	75,454	72,105
Cash distribution declared per share (refer to Note K)	$0.50	$1.00	$1.00

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income (loss)	$(293,728)	$(322,770)	$32,582
Other comprehensive income (loss)
Foreign currency translation adjustments	2,588	(3,925)	2,080
Foreign currency amounts reclassified from accumulated other comprehensive income (loss) that increase (decrease) net income:
Deconsolidation of Lugano	2,318	—	—
Disposition of Ergo	—	98	—
Pension benefit liability, net of tax	1,169	(1,513)	(941)
Total comprehensive income (loss), net of tax	(287,653)	(328,110)	33,721
Less: Net loss attributable to noncontrolling interests	(67,313)	(113,909)	(76,065)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	114	—	(165)
Total comprehensive income (loss) attributable to Holdings, net of tax	$(220,454)	$(214,201)	$109,951

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C
Balance — January 1, 2023,	$96,417	$96,504	$110,997	$1,207,044	$—	$(632,249)	$(1,136)	$877,577	$13,762	$37,598	$928,937
Net income (loss)	—	—	—	—		108,647	—	108,647	(75,761)	(304)	32,582
Total comprehensive income, net	—	—	—	—	—	—	1,139	1,139	—	—	1,139
Issuance of Trust Common Shares	—	—	—	74,259	—	—	—	74,259	—	—	74,259
Purchase of Trust common shares for treasury	—	—	—	—	(9,339)	—	—	(9,339)	—	—	(9,339)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	9,451	7,598	17,049
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	15,599	—	15,599
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(41,297)	—	(41,297)
Distributions paid to noncontrolling shareholders	—	—	—	—	—	—	—	—	(11,745)	—	(11,745)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	4,155	4,155
Disposition of ACI	—	—	—	—	—	—	—	—	—	(1,729)	(1,729)
Disposition of Marucci	—	—	—	—	—	—	—	—	—	(30,562)	(30,562)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	—	(26,475)	—	(26,475)	—	—	(26,475)
Distributions paid - Trust Preferred shares	—	—	—	—	—	(24,181)	—	(24,181)	—	—	(24,181)
Distributions paid - Trust Common shares	—	—	—	—	—	(71,967)	—	(71,967)	—	—	(71,967)
Balance — December 31, 2023	96,417	96,504	110,997	1,281,303	(9,339)	(646,225)	3	929,660	(89,991)	16,756	856,425
Net loss	—	—	—	—	—	(208,861)	—	(208,861)	(111,025)	(2,884)	(322,770)
Total comprehensive loss, net	—	—	—	—	—	—	(5,340)	(5,340)	—	—	(5,340)
Issuance of Trust Common Shares	—	—	—	7,707	—	—	—	7,707	—	—	7,707
Issuance of Trust Preferred Shares	12,742	51,402	50,770	—	—	—	—	114,914	—	—	114,914
Purchase of Trust common shares for treasury	—	—	—	—	(9,571)	—	—	(9,571)	—	—	(9,571)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	16,345	962	17,307
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	239	—	239
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(4,360)	—	(4,360)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(928)	—	(928)
Acquisition of THP	—	—	—	—	—	—	—	—	41,674	—	41,674

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Trust Preferred Shares			Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
(in thousands)	Series A	Series B	Series C	Trust Common Shares	Treasury Shares	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Holdings	Non- Controlling Interest	Non-Controlling Interest of Disc. Ops.	Total Stockholders’ Equity
Disposition of Ergo	—	—	—	—	—	—	—	—	—	(14,834)	(14,834)
Distributions paid - Allocation Interests (refer to Note K)	—	—	—	—	—	(48,941)	—	(48,941)	—	—	(48,941)
Distributions paid - Trust Preferred shares	—	—	—	—	—	(25,458)	—	(25,458)	—	—	(25,458)
Distributions paid - Trust Common shares	—	—	—	—	—	(75,490)	—	(75,490)	—	—	(75,490)
Balance — December 31, 2024	109,159	147,906	161,767	1,289,010	(18,910)	(1,004,975)	(5,337)	678,620	(148,046)	—	530,574
Net loss	—	—	—	—	—	(226,415)	—	(226,415)	(67,313)	—	(293,728)
Total comprehensive income, net	—	—	—	—	—	—	6,075	6,075	—	—	6,075
Issuance of Trust Common Shares	—	—	—	(59)	—	—	—	(59)	—	—	(59)
Issuance of Trust Preferred Shares	2,851	29,865	26,282	—	—	—	—	58,998	—	—	58,998
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	16,128	—	16,128
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	2,304	—	2,304
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(7,720)	—	(7,720)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(148)	—	(148)
Deconsolidation of Lugano	—	—	—	—	—	—	—	—	336,434	—	336,434
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(37,577)	—	(37,577)	—	—	(37,577)
Distributions paid - Trust Common Shares	—	—	—	—	—	(37,618)	—	(37,618)	—	—	(37,618)
Balance — December 31, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,306,585)	$738	$442,024	$131,639	$—	$573,663

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(293,728)	$(322,770)	$32,582
Income (loss) from discontinued operations, net of income tax	—	(6,905)	24,208
Gain on sale of discontinued operations, net of income tax	2,906	11,957	283,025
Loss from continuing operations	(296,634)	(327,822)	(274,651)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	45,312	43,891	45,960
Amortization expense - intangibles	93,156	94,817	83,574
Amortization expense - inventory step-up	—	5,295	—
Amortization of debt issuance costs	4,052	4,018	4,038
Paid-in-kind interest	38,182	—	—
Loss on debt extinguishment	2,827	—	—
Impairment expense	31,515	8,182	90,597
Loss on deconsolidation of Lugano	111,876	—	—
Loss on sale of Crosman	—	24,218	—
Noncontrolling stockholder stock based compensation	16,128	16,345	9,451
Provision for receivable and inventory reserves	760	(5,026)	3,173
Deferred taxes	(3,966)	(14,118)	(15,003)
Other	4,065	1,756	1,551
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,864)	(14,940)	8,921
Inventories	2,578	(40,909)	37,091
Other current and non-current assets	(53,446)	3,132	(1,945)
Accounts payable and accrued expenses	629	45,082	(39,089)
Net cash used in operating activities - continuing operations	(6,830)	(156,079)	(46,332)
Net cash provided by operating activities - discontinued operations	—	4,993	62,973
Net cash provided by (used in) operating activities	(6,830)	(151,086)	16,641
Cash flows from investing activities:
Acquisitions, net of cash acquired	495	(517,856)	—
Purchases of property and equipment	(44,315)	(56,701)	(55,016)
Proceeds from sale of businesses	3,653	74,719	500,305
Other investing activities	(2,447)	(4,296)	(1,742)
Net cash provided by (used in) investing activities - continuing operations	(42,614)	(504,134)	443,547
Net cash provided by investing activities - discontinued operations	—	81,684	126,956
Net cash provided by (used in) investing activities	(42,614)	(422,450)	570,503

COMPASS DIVERSIFIED HOLDINGS
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash flows from financing activities:
Proceeds from the issuance of Trust Common Shares, net	(59)	7,707	74,259
Proceeds and expenses from issuance of Trust Preferred Shares, net	58,998	114,914	—
Purchase of treasury shares, net	—	(9,571)	(9,339)
Borrowings under credit facility	134,000	585,000	360,000
Repayments under credit facility	(244,000)	(475,000)	(515,000)
Issuance of Term Loan	200,000	—	—
Repayments - Term Loan	(22,500)	(10,000)	(10,000)
Subsidiary financing arrangements - borrowings	26,982	153,646	121,806
Subsidiary financing arrangements - repayments	(8,360)	(70,196)	(60,367)
Distributions paid - common shares	(37,618)	(75,490)	(71,967)
Distributions paid - preferred shares	(37,577)	(25,458)	(24,181)
Net proceeds provided by noncontrolling shareholders	2,304	41,947	15,599
Purchase of noncontrolling interest	(7,720)	(4,490)	(41,297)
Distributions to noncontrolling shareholders	—	—	(11,745)
Distributions paid - Allocation Interests	—	(48,941)	(26,475)
Debt issuance costs	(9,206)	—	—
Other	(156)	(4)	(17)
Net cash provided by (used in) financing activities	55,088	184,064	(198,724)
Foreign currency impact on cash	2,712	(1,278)	786
Net increase (decrease) in cash and cash equivalents	8,356	(390,750)	389,206
Cash and cash equivalents — beginning of period (1)	59,659	450,409	61,203
Cash and cash equivalents — end of period	$68,015	$59,659	$450,409
(1) Includes cash from discontinued operations of $3.8 million at January 1, 2024, and $8.5 million at January 1, 2023.

See notes to consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Organization and Business Operations
Compass Diversified Holdings, a Delaware statutory trust (“the Trust”), was formed in Delaware on November 18, 2005. Compass Group Diversified Holdings, LLC, a Delaware limited liability company (the “LLC”), was also formed on November 18, 2005. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings LLC are referred to as the "Company". The Company was formed to acquire and manage a group of small and middle-market businesses headquartered in North America. In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as amended and restated, the “Trust Agreement”), the Trust is sole owner of 100% of the Trust Interests (as defined in the Company’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as amended and restated, the “LLC Agreement”)) of the LLC and, pursuant to the LLC Agreement, the LLC has outstanding the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation.
The LLC is a controlling owner of eight businesses, or operating segments, at December 31, 2025. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings, LLC (“Arnold”), FFI Compass, Inc. ("Altor Solutions" or "Altor") and SternoCandleLamp Holdings, Inc. (“Sterno”). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to "Note R - Operating Segment Data" for further discussion of the operating segments. Lugano Holding, Inc. ("Lugano") was an operating segment of the Company until November 16, 2025 when Lugano was deconsolidated. Refer to "Note C - Deconsolidation" for further discussion of the accounting for Lugano. Compass Group Management LLC, a Delaware limited liability company (“CGM” or the “Manager”), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement").
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
Restatement of Previously Issued Financial Statements
As previously disclosed, in April 2025 the Audit Committee of the Company's board of directors of the Company commenced an internal investigation into the financing, accounting, and inventory practices of Lugano based on concerns reported to Company management as to these practices. The findings of the investigation (the "Lugano Investigation") identified certain unrecorded financing arrangements and irregularities in sales, cost of sales, inventory, and accounts receivable recorded by Lugano. As a result of these findings, the Company restated its previously issued audited consolidated financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022 as well as the interim periods in the years ended December 31, 2024, 2023 and 2022 (collectively, the “Affected Periods”) for the correction of historical financial information related to Lugano. Management identified misstatements in each of the Affected Periods that the Company deemed to be material as a result of the Lugano Investigation.
Going Concern
In the prior year, conditions and events raised substantial doubt about the Company’s ability to continue as a going concern, primarily related to covenant noncompliance under the Company’s 2022 Credit Facility, related cross‑default provisions in its senior notes, and liquidity uncertainty arising from those matters. These conditions were disclosed in the Company’s previously issued consolidated financial statements on Form 10-K/A for the year ended December 31, 2024.
During the current period, the Company resolved the conditions that previously raised substantial doubt. Specifically, the Company entered into an amendment to its 2022 Credit Facility that waived existing covenant breaches and events of default and provided revised covenant terms. In addition, the Company regained compliance with its senior note indentures following the timely delivery of required financial statements. As a result,

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the lenders and senior noteholders no longer have the ability to accelerate the Company’s indebtedness based on the matters that gave rise to the prior substantial doubt assessment.
Accordingly, management has concluded that the conditions and events that previously raised substantial doubt about the Company’s ability to continue as a going concern have been resolved. As of the issuance date of these consolidated financial statements, management believes the Company has the ability to meet its obligations as they become due for at least one year thereafter. Therefore, these consolidated financial statements have been prepared without inclusion of any adjustments that might result from the outcome of uncertainty related to going concern.
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
Discontinued Operations
The Company completed the sale of EBP Lifestyle Brands Holdings, Inc. (“Ergobaby”) during the fourth quarter of 2024, Wheelhouse Holdings, Inc. ("Marucci") during the fourth quarter of 2023 and Compass AC Holdings, Inc. ("Advanced Circuits" or "ACI") during the first quarter of 2023. The results of operations of Ergobaby are reported as discontinued operations in the consolidated statements of operations for years ended December 31, 2024 and 2023.The results of operations of Marucci and ACI are reported as discontinued operations in the consolidated statements of operations for year ended December 31, 2023. Refer to "Note E - Dispositions" for additional information. Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company's continuing operations.
Deconsolidation
On November 16, 2025, Lugano and certain of its subsidiaries filed a voluntary Chapter 11 petition under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Lugano Bankruptcy”). The Lugano Bankruptcy resulted in the deconsolidation of Lugano as of the date of the bankruptcy filing. The Company retained its equity ownership of Lugano subsequent to the bankruptcy but has neither control nor significant influence over Lugano due to the bankruptcy filing. The Company elected the fair value option under Accounting Standards Codification ("ASC") 825 - Financial Instruments to account for its retained financial interest. Accordingly, the investment is measured at fair value on a recurring basis, with changes in fair value, if any, recognized in earnings each reporting period. As a result of this accounting election, the carrying value of the investment, and the related impact on the Company’s results of operations, may fluctuate from period to period due to non‑cash mark‑to‑market adjustments. These fair value adjustments do not impact the Company’s cash flows or liquidity. Refer to "Note C - Deconsolidation" for additional information.
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes to the consolidated financial statements. These estimates are based on historical factors, management’s best knowledge of current events and actions the Company may undertake in the future. It is possible that in 2026 actual conditions could be better or worse than anticipated when the Company developed the estimates and assumptions, which could materially affect the results of operations and financial position in the future. Actual results could differ from those estimates.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash and cash equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Certain cash account balances held in domestic financial institutions exceed FDIC insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash or cash equivalents. At December 31, 2025 and 2024, the amount of cash and cash equivalents held by our subsidiaries in foreign bank accounts was $26.2 million and $24.1 million, respectively.
Accounts receivable
Trade receivables are reported on the consolidated balance sheets at cost adjusted for any write-offs and net of an allowance for credit losses. The Company uses estimates to determine the amount of the allowance for credit losses in order to reduce accounts receivable to their estimated net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. The Company’s estimate also includes analyzing existing economic conditions. When the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the net receivable to the amount it reasonably believes will be collectible. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Prior to deconsolidation, the Company's Lugano operating segment adopted the practical expedient available under the revenue recognition accounting standard whereby for revenue contracts that have an original duration of one year or less, Lugano did not consider the time value of money and did not recognize a financing component on trade receivables where the period between the transfer of a promised good to a customer and the customer’s payment for that good will be one year or less.
Inventories
Inventories consist of raw materials, work-in-process, manufactured goods and purchased goods acquired for resale. Inventories are stated at the lower of cost or net realizable value, with cost generally determined on the first-in, first-out method or average cost method. Prior to deconsolidation, at our Lugano business, cost was determined based on specific identification. Cost includes raw materials, direct labor, manufacturing overhead and indirect overhead. Net realizable value is based on current replacement cost for raw materials and supplies and on estimated selling costs less reasonably predictable costs of completion, and disposal for finished goods. The net realizable value of the Company’s inventory is estimated based on historical experience, current and forecasted demand and other market conditions. In addition, reserves for inventory losses are estimated based on historical experience. The Company’s inventory reserves are estimates, which could vary significantly from actual results if future economic conditions, customer demand or competition differ from expectations. The Company's historical estimates of these adjustments have not differed materially from actual results.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair value of financial instruments
The Company categorizes its assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Estimates of fair value for financial assets and financial liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The framework discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs reflecting management's assumptions about the inputs used in pricing the asset or liability.
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The carrying value of the Company's current debt, including the subsidiary financing arrangements at Lugano, approximate their fair value due to their classification as current in the accompanying consolidated financial statements. The carrying value of the principal under the Company's outstanding 2022 Term Loan approximates fair value because it bears interest at a variable interest rate that reflects changes in interest rates and changes in the Company's net leverage ratio. The fair value of the Company's Notes are based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. If measured at fair value in the financial statements, the 2022 Term Loan and the Senior Notes would be classified as Level 2 in the fair value hierarchy.
Business combinations
The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expense on the consolidated

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through operating income within the consolidated statements of operations.
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
The first step of the process after the qualitative assessment fails is estimating the fair value of each of its reporting units based on a discounted cash flow model using revenue and profit forecast and a market approach which compares peer data and earnings multiples. The Company then compares those estimated fair values with the carrying values, which include allocated goodwill. If the estimated fair value is less than the carrying value, then a goodwill impairment is recorded.
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
Deferred debt issuance costs
Deferred debt issuance costs represent the costs associated with the issuance of debt instruments and are amortized over the life of the related debt instrument. Deferred debt issuance costs are presented in the consolidated balance sheets as a deduction from the carrying value of the associated debt liability.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements. Deferred income taxes are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes at the enacted tax rates.
A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is expected to more likely than not be realized. Several of the Company’s majority owned subsidiaries have deferred tax assets recorded at December 31, 2025 which in total amounted to approximately $93.9 million. This deferred tax asset is net of $202.8 million of valuation allowance primarily associated with the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense. These deferred tax assets are comprised primarily of reserves not currently deductible for tax purposes. The temporary differences that have resulted in the recording of these tax assets may be used to offset taxable income in future periods, reducing the amount of taxes required to be paid. Realization of the deferred tax assets is dependent on generating sufficient future taxable income at those subsidiaries with deferred tax assets. Based upon the expected future results of operations, the Company believes it is more likely than not that those subsidiaries with deferred tax assets will generate sufficient future taxable income to realize the benefit of existing temporary differences, although there can be no assurance of this. The impact of not realizing these deferred tax assets would result in an increase in income tax expense for such period when the determination was made that the assets are not realizable.
Uncertain Tax Positions
We record uncertain tax positions in accordance with Accounting Standards Codification ASC 740 - Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Earnings per common share
Basic and fully diluted earnings per Trust common share is computed using the two-class method which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share. The Company has granted Allocation Interests that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or a Sale Event, and has issued Preferred Shares (as defined below) that have rights to distributions when, and if, declared by the Company's Board.
The calculation of basic and fully diluted earnings per common share is computed by dividing income available to common shareholders by the weighted average number of Trust common shares outstanding during the period. Earnings per common share reflects the effect of distributions that were declared and paid to the Holders and distributions that were paid on Preferred Shares during the period.
The Company did not have any stock option plans or any other potentially dilutive securities outstanding during the years ended December 31, 2025, 2024 and 2023.
Advertising costs
Advertising costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. Advertising costs were $37.6 million, $30.6 million and $24.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Research and development
Research and development costs are expensed as incurred and included in selling, general and administrative expense in the consolidated statements of operations. The Company incurred research and development expense of $16.6 million, $16.9 million and $13.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Employee retirement plans
The Company and many of its segments sponsor defined contribution retirement plans, such as 401(k) plans. Employee contributions to the plan are subject to regulatory limitations and the specific plan provisions. The Company and its segments may match these contributions up to levels specified in the plans and may make additional discretionary contributions as determined by management. The total employer contributions to these

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plans were $7.2 million, $5.3 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Stock based compensation
The Company does not have a stock based compensation plan; however, all of the Company’s subsidiaries maintain stock based compensation plans under which some form of stock compensation, typically stock options or profit interests, is issued to employees and outside directors of each subsidiary. The fair value of the awards are estimated on the date of grant using a pricing model and assumptions specific to the subsidiary that granted the stock award. During the years ended December 31, 2025, 2024 and 2023, $16.1 million, $16.3 million, and $9.5 million of stock based compensation expense was recorded in selling, general and administrative expense in the consolidated statements of operations. As of December 31, 2025, the amount to be recorded for stock-based compensation expense in future years for unvested options is approximately $37.6 million.
Recently Adopted Accounting Pronouncements
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance requires public business entities on an annual basis to provide enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to "Note L - Income Taxes" in the accompanying notes to the consolidated financial statements for further detail.
Recently Issued Accounting Pronouncements
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
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C — Deconsolidation
Lugano
On November 16, 2025, Lugano and certain of its subsidiaries filed a voluntary Chapter 11 petition under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of the Lugano Bankruptcy, the Company deconsolidated Lugano and recorded a loss on deconsolidation in the year ending December 31, 2025.
Retained Interests and Secured Claim
Following the deconsolidation of Lugano, the Company derecognized Lugano’s assets and liabilities and recognized any retained interest in Lugano at fair value in accordance with ASC 825 - Financial Instruments. Fair value of the retained equity interest was determined using management’s estimates of expected recoveries from the bankruptcy proceedings. The fair value measurement requires the use of significant judgment and estimates and is based primarily on expected cash flows, including assumptions regarding the timing and amount of potential recoveries in the Lugano bankruptcy proceedings and the priority of claims. At November 16, 2025 and December 31, 2025, the retained equity interest in Lugano was determined to have no value, based on the Company’s assessment of expected recoveries in the bankruptcy proceedings and the priority and amounts of claims senior to equity.
Separately, prior to the bankruptcy filing, the Company had outstanding intercompany indebtedness owed by Lugano, including amounts that were secured by certain Lugano assets. Because intercompany balances are eliminated in consolidation, the fair value of intercompany indebtedness owed by Lugano to the Company was recognized upon deconsolidation in accordance with ASC 810. Any expected recovery (or lack thereof) on the secured claim is reflected through the measurement of the receivable/ claim due from affiliate (including any impairment or allowance), rather than through the fair value of any retained equity interest.
Loss on Deconsolidation
The Company recorded a loss on the deconsolidation of Lugano of $111.9 million in our consolidated results of operations which reflects (i) the derecognition of Lugano’s assets and liabilities as of the deconsolidation date (resulting in derecognition of Lugano’s net liabilities of $127.6 million), (ii) the derecognition of nonredeemable noncontrolling interests, and (iii) the recognition at fair value of the Company’s retained secured receivable/claim against Lugano as of the deconsolidation date, calculated as follows:

Fair value of receivable due from unconsolidated affiliate (1)	$97,000
Non-redeemable noncontrolling interest	(336,434)
(239,434)
Less: Carrying amount of net liabilities	(127,558)
Loss on deconsolidation of Lugano	$(111,876)
(1) Represents management’s estimate of recoveries expected from the Lugano bankruptcy proceedings with respect to the Company’s senior secured receivable/claim against Lugano as of the deconsolidation date, measured using the fair value option under ASC 825. Accordingly, the receivable is measured at fair value at each reporting date, and changes in fair value are recognized in earnings in the period in which they occur. The determination of fair value requires the use of significant judgment and estimates, and may be affected by developments related to the Lugano bankruptcy proceedings. As a result, the carrying amount of the receivable, and the related impact on the Company’s results of operations, may fluctuate from period to period. At December 31, 2025, the Company recorded a receivable due from unconsolidated affiliate of $71.0 million classified as current and $26.0 million classified as noncurrent. The classification between current and noncurrent is based on management’s estimate of the timing of expected cash receipts from the Lugano bankruptcy proceedings. Refer to "Note M - Fair Value Measurements" for additional information.
The following table summarizes Lugano's results of operations that are included in the Company's consolidated for the period from January 1, 2025 through November 16, 2025, the date of deconsolidation, and for the years ended December 31, 2024 and 2023:

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	For the period January 1, 2025 through November 16, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Net sales	$79,113	$60,446	$33,224
Gross profit	$45,791	$36,253	$15,263
Operating income (loss)	$(77,883)	$(61,840)	$(54,352)
Income (loss) from operations before income taxes (1)	$(113,718)	$(217,584)	$(143,883)
Provision (benefit) for income taxes	$(255)	$904	$148
Net loss	$(113,463)	$(218,488)	$(144,031)
(1) The results of operations for the periods from January 1, 2025 through November 16, 2025 and the years ended December 31, 2024 and 2023, exclude $61.9 million, $57.2 million and $33.5 million, respectively, of intercompany interest expense which is eliminated in consolidation.
Investment in Lugano
Prior to the Lugano Bankruptcy, Lugano was a consolidated subsidiary of the Company and all significant intercompany accounts and transactions between the Company and Lugano, including the Company's investment in Lugano and all intercompany loans, were eliminated in consolidation. The Company's equity investment in Lugano is accounted for subsequent to the bankruptcy using the fair value method. Since the Lugano entity is expected to be dissolved through the bankruptcy process and the liabilities of the secured and unsecured creditors significantly exceed the estimated recovery proceeds from the Lugano Bankruptcy, the Company has assessed the fair value of the equity investment as $0 at December 31, 2025.
Note D — Acquisition of Businesses
The acquisitions of our businesses are accounted for under the acquisition method of accounting. For each new segment-level acquisition, the Company typically structures the transaction so that a newly created holding company acquires 100% of the equity interests in the acquired business. The entirety of the purchase consideration is paid by the newly created holding company to the selling shareholders. The total purchase consideration is the amount paid to the selling shareholders and we will, from time to time, allow the selling shareholder to reinvest a portion of their proceeds alongside the Company at the same price per share, into the holding company that acquires the target business. Once the acquisition is complete, the selling shareholders no longer hold equity interests in the acquired company, but rather hold noncontrolling interest in the holding company that acquired the target business. Because the selling shareholders are investing in the transaction alongside the Company at the same price per share as the Company and are not retaining their existing equity in the acquired business, the Company includes the amount provided by noncontrolling shareholders in the total purchase consideration.
A component of our acquisition financing strategy that we utilize in acquiring the businesses we own and manage is to provide both equity capital and debt capital, raised at the parent level, typically through our existing 2022 Credit Facility. The debt capital is in the form of “intercompany loans” made by the LLC to the newly created holding company and the acquired business and are due from the newly created holding company and the acquired business, and payable to the LLC by the newly created holding company and the acquired business. The selling shareholders of the acquired businesses are not a party to the intercompany loan agreements nor do they have any obligation to repay the intercompany loans. These intercompany loans eliminate in consolidation and are not reflected on the Company's consolidated balance sheets.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Unaudited pro forma information
The following unaudited pro forma data for the year ended December 31, 2024 gives effect to the acquisition of The Honey Pot Co. as described above, and the dispositions of Ergo, as if these transactions had been completed as of January 1, 2024. The pro forma data gives effect to historical operating results with adjustments to interest expense, amortization and depreciation expense, management fees and related tax effects. The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor is it necessarily indicative of future operating results of the consolidated companies, and should not be construed as representing results for any future period.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended
(in thousands, except per share data)	December 31, 2024
Net sales	$1,798,684
Gross profit	$756,753
Operating loss	$(14,559)
Net loss from continuing operations	$(327,994)
Net loss from continuing operations attributable to Holdings	$(217,190)
Basic and fully diluted net loss per share from continuing operations attributable to Holdings	$(3.94)
Other acquisitions
Altor Solutions
Lifoam - On October 1, 2024, Altor Solutions acquired 100% of the outstanding equity interests of Lifoam Industries LLC, a Delaware limited liability company (“Lifoam”) pursuant to a Purchase and Sale Agreement entered into on August 19, 2024 (the “Lifoam Acquisition”). Lifoam is a manufacturer and distributor of temperature-controlled shipping solutions. The purchase price was $139.3 million, after working capital and other adjustments to the purchase price. Altor incurred transaction costs of approximately $1.8 million, which are included in selling, general and administrative expense in the consolidated statements of operations. The acquisition and related transaction costs were funded through additional term loans of $143.7 million under the Altor intercompany credit agreement. The Company funded the additional intercompany loans used for the acquisition of Lifoam with a draw on the 2022 Revolving Credit Facility. Altor recorded a purchase price allocation of $19.4 million in goodwill, which is expected to be deductible for income tax purposes, $49.4 million in intangible assets comprised of $39.5 million in customer relationships and $9.9 million in tradenames, $24 million in capital asset step-up and $1.6 million in inventory step-up. The purchase price allocation was finalized in 2025.
Note E — Dispositions
Sale of Ergo
On December 27, 2024, the LLC, solely in its capacity as the representative of the holders of stock and options of Ergobaby, a majority owned subsidiary of the Company, entered into a definitive Agreement and Plan of Merger (the “Ergobaby Merger Agreement”) with ERGO Acquisition LLC (“Ergo Acquiror”), Aloha Merger Sub LLC ( “Aloha Merger Sub”) and Ergobaby, to sell to Ergo Acquiror all of the issued and outstanding securities of Ergobaby, the parent company of the operating entity, The ERGO Baby Carrier, Inc., through a merger of Aloha Merger Sub with and into Ergobaby, with Ergobaby surviving the merger and becoming a wholly owned subsidiary of Acquiror (the “Ergobaby Merger”). On the same day, December 27, 2024, the parties completed the Ergobaby Merger pursuant to the Ergobaby Merger Agreement.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized results of operations of Ergo for the previous years through the date of disposition are as follows (in thousands):

	For the period January 1, 2024 through disposition	Year ended December 31, 2023
Net sales	$93,213	$93,859
Gross profit	60,091	60,320
Operating income (loss)	(5,461)	4,820
Income (loss) from operations before income taxes (1)	(5,526)	4,784
Provision (benefit) for income taxes	1,379	(1,308)
Income (loss) from discontinued operations (1)	$(6,905)	$6,092
(1) The results of operations for the periods from January 1, 2024 through disposition and the year ended December 31, 2023, each exclude $8.8 million and $8.7 million, respectively, of intercompany interest expense.
Sale of Marucci
On November 1, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Wheelhouse Holdings, Inc. ("Wheelhouse"), a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with Fox Factory, Inc. (“Marucci Purchaser”), Marucci Merger Sub, Inc. (“Marucci Merger Sub”) and Wheelhouse, pursuant to which Marucci Purchaser agreed to acquire all of the issued and outstanding securities of Wheelhouse, the parent company of the operating entity, Marucci Sports, LLC, through a merger of Marucci Merger Sub with and into Wheelhouse, with Wheelhouse surviving the merger and becoming a wholly owned subsidiary of Marucci Purchaser. On November 14, 2023, the parties completed the Merger pursuant to the Agreement. The sale price of Wheelhouse was based on an enterprise value of $572 million, subject to certain adjustments based on matters such as transaction tax benefits, transaction expenses of Wheelhouse, the net working capital and cash and debt balances of Wheelhouse at the time of the closing. After the allocation of the sales price to Wheelhouse non-controlling equityholders and the payment of transaction expenses, we received approximately $484.0 million of total proceeds at closing of which $87.3 million related to the repayment of intercompany loans with the Company. We recorded a pre-tax gain on sale of Marucci of $241.4 million in the year ended December 31, 2023. In the first quarter of 2024, the LLC received a net working capital settlement of approximately $3.3 million related to Marucci, which was recognized as an additional gain on sale of discontinued operations, net of taxes, in the accompanying consolidated statements of operations. The proceeds from the Marucci sale were used to pay down outstanding debt under the Company’s 2022 Credit Facility and to fund an acquisition by Company.
Summarized results of operations of Marucci for the period from January 1, 2023 through the date of disposition are as follows (in thousands):

For the period January 1, 2023 through disposition
Net sales	$167,898
Gross profit	94,891
Operating income	17,073
Income from operations before income taxes (1)	17,040
Provision (benefit) for income taxes	(2,467)
Income from discontinued operations (1)	$19,507
(1) The results of operations for the period from January 1, 2023 through disposition excludes $8.9 million of intercompany interest expense.
Sale of Advanced Circuits
On January 10, 2023, the LLC, solely in its capacity as the representative of the holders of stock and options of Compass AC Holdings, Inc., a majority owned subsidiary of the LLC, entered into a definitive Agreement and Plan of Merger with APCT Inc. (“ACI Purchaser”), Circuit Merger Sub, Inc. (“ACI Merger Sub”) and Advanced Circuits,

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Summarized results of operations of ACI for the period from January 1, 2023 through the date of disposition are as follows (in thousands):

For the period January 1, 2023 through disposition
Net sales	$8,829
Gross profit	3,663
Operating income	1,058
Income (loss) from operations before income taxes (1)	(2,464)
Provision (benefit) for income taxes	(1,073)
Income (loss) from discontinued operations (1)	$(1,391)
(1) The results of operations for the period from January 1, 2023 through disposition excludes $1.4 million of intercompany interest expense.
Gain on sale of discontinued operations - income tax
Effective September 1, 2021, the Trust elected to be treated as a corporation for U.S. federal income tax purposes. Prior to the Effective Date, the Trust was treated as a partnership for U.S. federal income tax purposes and the Trust’s items of income, gain, loss and deduction flowed through from the Trust to the shareholders, and the Trust shareholders were subject to income taxes on their allocable share of the Trust’s income and gains. After the Effective Date, the Trust is taxed as a corporation and is subject to U.S. federal corporate income tax at the Trust level. The election to be treated as a corporation for U.S federal income tax purposes, resulted in an approximate $328 million gain to the Trust for U.S. federal income tax purposes. This taxable capital gain should result in a basis step-up for the Trust after the Election. This basis step-up should provide a tax benefit to the Trust, as it should increase the Trust’s basis in its subsidiaries as of September 1, 2021, which in turn should reduce future gains, if and when the Trust divests such subsidiaries. The Trust filed for a Private Letter Ruling ("PLR"), with the Internal Revenue Service ("IRS") regarding the basis step-up. While the IRS declined to rule on the private letter request, they did not indicate that the Company's proposed treatment was unreasonable and the Company intends to reflect the basis step up on future tax returns. However, since the IRS declined to rule on the private letter request, the Company has concluded that a full reserve should be recorded for the stepped-up basis benefit in accordance with ASC 740 and has recorded an unrecognized tax benefit of $7.4 million that reduced the gain on Ergobaby in 2024, and $27.9 million that reduced the gain on sale of Advanced Circuits and Marucci in 2023. The sale of Ergobaby in the year ending December 31, 2024 resulted in a tax benefit of $9.9 million that increased the gain on the sale of Ergobaby. The Advanced Circuits and Marucci sales in the year ending December 31, 2023 were subject to income tax expense. Prior to the sale of Marucci in the fourth quarter of 2023, the Trust had sufficient net operating losses to offset the gain on sale of Advanced Circuits and did not record income tax expense. The sale of Marucci and the resulting gain that was recorded, combined with the gain on Advanced Circuits, utilized all of the Trust's net operating losses and resulted in taxable income in the fourth quarter of 2023. The Trust recorded income tax expense of $37.4 million that reduced the gain on sale of discontinued operations. The pre-tax gain on sale of Advanced Circuits and Marucci totaled $348.4 million, and was reduced by the $37.4 million in income tax expense and the $27.9 million in unrecognized tax benefits, resulting in the $283.0 million recorded as gain on sale of

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discontinued operations in the statement of operations in the year ending December 31, 2023.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Disaggregated Revenue - Revenue Streams & Timing of Revenue Recognition - The Company disaggregates revenue by strategic business unit and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation in the tables below reflects where revenue is earned based on the shipping address of our customers unless otherwise noted. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents the Company’s reportable segments and offers different products and services. Lugano was a reportable segment of the Company until November 16, 2025 when Lugano filed for bankruptcy and was deconsolidated. The results of operations of Lugano are included in the disaggregation of revenue by reportable segment for the year ended December 31, 2025 for the period from January 1, 2025 through November 16, 2025.
The following tables provide disaggregation of revenue by reportable segment geography for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year ended December 31, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$432,580	$32,712	$33,505	$17,231	$35,817	$551,845
BOA (1)	50,510	44	91,823	47,754	358	190,489
Lugano	72,243	—	2,689	95	4,086	79,113
PrimaLoft (1)	1,179	—	3,398	70,665	1,270	76,512
The Honey Pot Co.	139,647	—	—	—	42	139,689
Velocity	75,155	—	126	30	1,105	76,416
Altor	285,481	17,540	—	—	—	303,021
Arnold	97,025	118	43,105	7,334	3,385	150,967
Sterno	293,505	—	3,495	2	8,530	305,532
	$1,447,325	$50,414	$178,141	$143,111	$54,593	$1,873,584

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2024
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$412,309	$34,648	$31,508	$17,653	$36,043	$532,161
BOA (1)	50,932	51	79,201	60,273	354	190,811
Lugano	54,875	301	2,603	1,032	1,635	60,446
PrimaLoft (1)	868	—	4,091	68,457	810	74,226
The Honey Pot Co.	104,485	—	—	—	104	104,589
Velocity	90,263	463	936	256	4,509	96,427
Altor	213,346	25,722	—	—	—	239,068
Arnold	119,056	396	41,505	7,799	3,081	171,837
Sterno	305,534	289	4,158	121	8,346	318,448
	$1,351,668	$61,870	$164,002	$155,591	$54,882	$1,788,013

	Year ended December 31, 2023
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$423,750	$26,718	$34,018	$17,313	31,290	$533,089
BOA (1)	41,036	22	56,073	58,139	555	$155,825
Lugano	29,664	—	3,102	73	385	$33,224
PrimaLoft (1)	774	101	3,500	62,049	629	$67,053
Velocity	156,853	1,141	4,393	617	9,186	$172,190
Altor	204,598	33,432	—	—	—	$238,030
Arnold	115,625	413	39,173	6,388	5,080	$166,679
Sterno	312,239	1	3,354	10	8,226	$323,830
	$1,284,539	$61,828	$143,613	$144,589	$55,351	$1,689,920
(1) For BOA and PrimaLoft, revenue reflects the location of the Brand Partners of each business.
Note G - Inventory and Property, Plant, and Equipment

Inventory	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$71,641	$80,145
Work-in-process	16,667	19,672
Finished goods	347,196	515,242
	435,504	615,059
Less: obsolescence reserve	(31,402)	(43,811)
Total	$404,102	$571,248

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment	December 31,
(in thousands)	2025	2024
Machinery and equipment	$288,698	$269,367
Office furniture, computers and software	70,452	72,721
Leasehold improvements	99,449	120,046
Buildings and land	11,805	11,375
Construction in process	22,474	24,807
	492,878	498,316
Less: accumulated depreciation	(283,136)	(253,570)
Total	$209,742	$244,746
Depreciation expense was approximately $45.3 million, $43.9 million and $46.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
A reconciliation of the change in the carrying value of goodwill by segment for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Balance at January 1, 2025	Acquisitions/Measurement Period Adjustments	Goodwill Impairment	Balance at December 31, 2025
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Lugano	—	—	—	—
PrimaLoft	232,536	—	—	232,536
The Honey Pot Co.	107,039	—	—	107,039
Velocity Outdoor	—	—	—	—
Altor Solutions	114,619	(495)	—	114,124
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Corporate	—	—	—	—
Total	$895,916	$(495)	$—	$895,421

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at January 1, 2024	Acquisitions/Measurement Period Adjustments (1)	Goodwill Impairment	Balance at December 31, 2024
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
Lugano	—	—	—	—
PrimaLoft	232,536	—	—	232,536
The Honey Pot Co.	—	107,039	—	107,039
Velocity Outdoor	8,182	—	(8,182)	—
Altor Solutions	91,129	23,490	—	114,619
Arnold	39,267	—	—	39,267
Sterno	55,336	—	—	55,336
Corporate	—	—	—	—
Total	$773,569	$130,529	$(8,182)	$895,916
(1)    Acquisition of businesses during the year ended December 31, 2024 includes the acquisition of The Honey Pot Co. by the Company, and an add-on acquisition at Altor.
Approximately $202.7 million of goodwill is deductible for income tax purposes at December 31, 2025.
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
2025 Annual Impairment Testing
For the Company's annual impairment testing at March 31, 2025, the Company performed a qualitative assessment of our reporting units with goodwill balances. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of the reporting units tested except PrimaLoft exceeded their carrying value. Based on the Company's analysis, the Company determined that the PrimaLoft operating segment required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. The Company performed the quantitative impairment test of PrimaLoft using both an income approach and a market approach. The prospective information used in the income approach considered macroeconomic data, industry and reporting unit specific facts and circumstances and was our best estimate of operational results and cash flows for the PrimaLoft reporting unit as of the date of our impairment testing. The results of the testing indicated that the fair value of PrimaLoft exceeded the carrying value by 11.3%.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interim Impairment Testing
2025 Interim Impairment Testing
Arnold - The Company performed an interim impairment test of goodwill at Arnold as of October 31, 2025. During 2025, Arnold was negatively impacted by both production delays related to facility transitions, and supply chain constraints caused by export controls and disruption in the market for rare earth minerals, a key component in certain of Arnold's products. As a result, the operating results of Arnold were below our forecast and prior year results for the business. While Arnold's backlog continued to grow, the production delays and supply chain disruption caused by the export controls led us to determine that a triggering event had occurred. The Company used an income approach for the impairment test, whereby we estimated the fair value of the reporting unit based on the present value of future cash flows. Cash flow projections are based on management's estimate of revenue growth rates and operating margins, and take into consideration industry and market conditions as well as company specific economic factors. The Company used a discount rate of 14.2% in the income approach. The results of the testing indicated that the fair value of Arnold exceeded the carrying value by 77%.
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
The following is a summary of the net carrying amount of goodwill at December 31, 2025, and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Goodwill - gross carrying amount	$1,311,318	$1,311,813
Accumulated impairment losses (1)	(415,897)	(415,897)
Goodwill - net carrying amount	$895,421	$895,916
(1) Comprised of accumulated goodwill impairment expense of $260.6 million at Lugano, $72.7 million at Velocity, $24.9 million at Arnold and $57.8 million at PrimaLoft.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets are comprised of the following (in thousands):

	December 31, 2025	December 31, 2024	Weighted Average Useful Lives
Gross Carrying Amount
Customer relationships	$772,137	$772,361	13
Technology and patents	201,049	198,865	12
Trade names, subject to amortization	453,512	453,792	18
Non-compete agreements	1,588	1,588	5
Other contractual intangible assets	210	210	0
	1,428,496	1,426,816
Trade names, not subject to amortization	30,810	30,810
In-process research and development (1)	500	500
Total intangibles, gross	$1,459,806	$1,458,126
Accumulated Amortization
Customer relationships	$(362,737)	$(311,357)
Technology and patents	(92,853)	(78,175)
Trade names, subject to amortization	(109,665)	(83,706)
Non-compete agreements	(1,530)	(1,282)
Other contractual intangible assets	(210)	(210)
	$(566,995)	$(474,730)
Total intangibles, net	$892,811	$983,396
(1) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Definite-Lived Intangible Asset Impairment Testing
2025 - Interim long-lived asset impairment testing
Lugano - As a result of the preliminary findings of the Lugano Investigation, the Company determined that a triggering event had occurred in the second quarter of 2025 and tested the long-lived assets of Lugano for impairment. The long-lived assets at Lugano were comprised of a tradename intangible asset, property, plant and equipment and right-of-use lease assets. The long-lived assets were assessed as definite lived assets to be held and used as of the impairment testing in the second quarter. The assessment of the recoverability of the carrying value of the Lugano assets resulted in an impairment loss of $29.5 million related to property, plant and equipment and $1.9 million related to right-of-use assets as of June 30, 2025. The impairment of the property, plant and equipment reflects the amount by which the carrying value of these assets exceed their estimated fair value, with fair value determined primarily through a market comparison method. The right-of-use asset related to a retail salon in Toronto, Canada. At the time of the triggering event, the Toronto retail salon had not yet opened and the Company's assessment determined that given the findings of the Lugano Investigation, it was unlikely that the Toronto salon would open in the near term. The impairment test for right-of-use assets involves comparing the right-of-use asset's carrying value to the undiscounted cash flows expected from its future use. Given the expectation that the Toronto retail salon would not open, no cash flows were expected from its future use and an impairment loss was recognized for the entire balance of the right-of-use asset associated with the Toronto salon lease.
2023 -Interim long-lived asset impairment testing
Lugano - The Company tested the definite lived intangible assets at Lugano as of December 31, 2023. The impairment test resulted in impairment of the customer relationship intangible of $1.2 million. The fair value of the customer relationship was determined using a variation of a multi-period excess earnings method and led to a fair value that was less than the carrying value of the asset.
The Company’s amortization expense of intangible assets for the years ended December 31, 2025, 2024 and 2023 totaled $93.2 million, $94.8 million and $83.6 million, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated charges to amortization expense of intangible assets over the next five years, is as follows, (in thousands):

2026	$90,399
2027	$82,008
2028	$79,907
2029	$79,785
2030	$79,625
Note I – Debt
Financing Arrangements
2022 Credit Facility
On July 12, 2022, the LLC entered into a Third Amended and Restated Credit Agreement (as amended from time to time, the “2022 Credit Facility”) to amend and restate its prior credit facility. The 2022 Credit Facility provides for (i) revolving loans, swing line loans and letters of credit (the “2022 Revolving Credit Facility”) in an aggregate principal amount of up to $600 million and (ii) a $400 million term loan (the “2022 Term Loan”). Amounts outstanding under the 2022 Revolving Credit Facility mature on July 12, 2027. The 2022 Credit Facility also permitted the LLC, subject to customary restrictions and conditions, to increase revolving commitments and/or obtain additional term loans in an aggregate amount of up to to $250 million.
Borrowings under the 2022 Credit Facility bear interest at either a base rate or a term secured overnight financing rate (“Term SOFR”), plus an applicable margin that varies based on the Company’s Consolidated Total Leverage Ratio (as defined in the 2022 Credit Facility). As amended by the Fifth Amendment (defined below), Term SOFR loans bear interest at Term SOFR plus a margin ranging from 1.50% to 3.25%, and base rate loans bear interest at the base rate plus a margin ranging from 0.50% to 2.25%.
The 2022 Credit Facility is secured by substantially all assets of the Company, including equity interests in, and loans to, its consolidated subsidiaries.
First Amendment of 2022 Credit Facility
On January 9, 2025, the LLC entered into a First Incremental Facility Amendment (the “First Amendment”) to the 2022 Credit Facility, which provided for (i) an additional $200 million advance under the term loan (the “Incremental Term Loan”) and (ii) delayed draw term loan commitments in an aggregate amount of $100 million (the “Incremental Delayed Draw Term Loan Commitments”). The proceeds were intended to be used for acquisitions, working capital, capital expenditures and other general corporate purposes. The Incremental Term Loan, together with the existing term loan, requires quarterly principal repayments ranging from $3.75 million to $11.25 million, commencing March 31, 2025, with the remaining principal and interest due on July 12, 2027. The Incremental Delayed Draw Term Loan Commitments were terminated prior to the end of the availability period in connection with Lugano-related events of default described below.
Forbearance Agreements and Amendments During 2025
In 2025, in connection with the Lugano matters and related events of default under the 2022 Credit Facility, the LLC entered into a series of forbearance agreements and related amendments with the administrative agent and the required Lenders (collectively, the “Forbearance Agreements”). The Forbearance Agreements provided the LLC with time to complete the Lugano Investigation and restatement process and, among other things, (i) limited the availability of revolving borrowings and the purposes for which borrowings could be used, (ii) imposed weekly cash disbursement controls and a 13-week cash flow budget requirement, (iii) imposed additional reporting obligations, and (iv) limited certain restricted payments and management fee payments. Certain of the Forbearance Agreements also reduced the revolving commitments to $100.0 million. The Fifth Amendment described below formally waived all outstanding Lugano-related events of default that were outstanding prior to the Fifth Amendment.
Fifth Amendment and Transaction Letter
On December 19, 2025, the LLC entered into a Fifth Amendment to the 2022 Credit Facility (the “Fifth Amendment”) and a related transaction letter (the “Transaction Letter”) with the administrative agent and the required Lenders.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other things, the Fifth Amendment and Transaction Letter (i) waived certain Lugano-related events of default that were outstanding prior to the Fifth Amendment, (ii) set the aggregate revolving commitments at $100.0 million, (iii) revised pricing and certain financial and other covenant requirements, including revised financial covenant levels for periods after the quarter ended March 31, 2025, (iv) required repayment of 100% of net cash proceeds from certain dispositions and deleveraging transactions to repay indebtedness, and (v) imposed additional limitations on certain restricted payments and management fee payments, as well as enhanced reporting requirements, including periodic cash flow forecasting. The Transaction Letter also provides for milestone fees payable to the lenders if specified leverage thresholds are not achieved on certain dates.
At December 31, 2025, outstanding letters of credit under the 2022 Credit Facility totaled approximately $3.2 million, and borrowing availability under the 2022 Revolving Credit Facility, as amended, was approximately $96.8 million.
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
2029 Senior Notes
On March 23, 2021, the Company consummated the issuance and sale of $1 billion aggregate principal amount of our 5.250% Senior Notes due 2029 (the "2029 Notes" or "2029 Senior Notes" and together with the 2032 Notes, the "Notes") offered pursuant to a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons under Regulation S under the Securities Act. The 2029 Notes were issued pursuant to an indenture, dated as of March 23, 2021 (the “2029 Notes Indenture” and, together with the 2032 Notes Indenture, the "Indentures"), between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes bear interest at the rate of 5.250% per annum and will mature on April 15, 2029. Interest on the 2029 Notes is payable in cash on April 15th and October 15th of each year. The first interest payment date on the 2029 Senior Notes was October 15, 2021.
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
Indenture Forbearance Agreement and PIK Payments
In connection with the Lugano matters and related delayed periodic reporting during 2025, on August 29, 2025, the LLC entered into a forbearance agreement with certain holders of the Notes (the “Indenture Forbearance Agreement”), pursuant to which such holders agreed to forbear from exercising rights and remedies with respect to specified defaults relating to the Company’s failure to deliver certain financial statements within the time periods required under the Indentures.
As consideration for the Indenture Forbearance Agreement, the Company agreed to pay to each holder of Notes such holder’s pro rata share of (i) an upfront fee, paid in kind by increasing the principal amount of the applicable series of Notes, equal to 1.75% of the aggregate principal amount of Notes outstanding, and (ii) additional interest, paid in kind by increasing the principal amount of the applicable series of Notes, equal to the equivalent of a 5.00%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per annum increase in the interest rate for the applicable series of Notes for the period between August 1, 2025 and October 24, 2025 (together, the “PIK Payments”). The PIK Payments were effected through supplemental indentures dated September 9, 2025, pursuant to which the principal amount of the Notes was increased. The Company recognized $38.2 million in paid-in-kind interest related to the upfront fee and additional interest in connection with the Indenture Forbearance Agreement.
Covenants
The Company is subject to customary affirmative and restrictive covenants under the 2022 Credit Facility, including financial maintenance covenants. The following table reflects the financial covenant requirements and actual ratios as of December 31, 2025 under the 2022 Credit Facility, as amended by the Fifth Amendment:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.00:1.00	1.45:1:00
Total Secured Debt to EBITDA Ratio	Less than or equal to 2.50: 1.00	1.55:1:00
Total Debt to EBITDA Ratio	Less than or equal to 5.75: 1.00	5.47:1:00
Long-Term Debt and Interest Rates
The following table provides the Company’s outstanding long-term debt and effective interest rates at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	8.15%	$1,029,371	5.25%	$1,000,000
2032 Senior Notes	7.93%	308,811	5.00%	300,000
2022 Term Loan	10.14%	552,500	7.60%	375,000
2022 Revolving Credit Facility	—%	—	7.62%	110,000
Unamortized premiums and debt issuance costs		(13,365)		(10,710)
Total debt		$1,877,317		$1,774,290
Less: Current portion of long-term debt		(37,500)		(1,774,290)
Long-term debt		$1,839,817		$—
The contractual annual maturities of the Company's debt obligations are as follows (in thousands):

2026	$37,500
2027	515,000
2028	—
2029	1,029,371
2030	—
2031 and thereafter	308,811
$1,890,682
Letters of credit
The 2022 Credit Facility allows for letters of credit in an aggregate face amount of up to $100 million. Letters of credit outstanding at December 31, 2025 and December 31, 2024 totaled $3.2 million and $3.5 million, respectively.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs
Deferred debt issuance costs represent the costs incurred in connection with the Company's financing arrangements. Debt issuance costs associated with the 2022 Revolving Credit Facility are recorded in other noncurrent assets because the facility is a revolving arrangement. Debt issuance costs associated with the 2022 Term Loan and the Notes are recorded as a reduction of the related debt balances. In connection with entering into the Fifth Amendment in December 2025, the Company incurred approximately $5.0 million of deferred financing costs.
The following table summarizes debt issuance costs at December 31, 2025 and December 31, 2024, and the balance sheet classification in each of the periods presents (in thousands):

	December 31,
	2025	2024
Deferred debt issuance costs	$38,906	$32,526
Accumulated amortization	(21,849)	(17,797)
Deferred debt issuance costs, net	$17,057	$14,729

Balance sheet classification:
Other noncurrent assets	$3,692	$4,019
Long-term debt	13,365	10,710
	$17,057	$14,729
Lugano Financing Arrangements
As described in “Note B— Summary of Significant Accounting Policies” and elsewhere in these consolidated financial statements, Lugano, through its former chief executive officer, entered into various financing arrangements with third parties that were not previously recorded as debt in Lugano’s historical financial statements. Certain arrangements were structured as purported joint investments in specific jewelry items, under which third parties made upfront payments in exchange for the right to receive a return of principal plus either (i) a profit share upon sale of the jewelry or (ii) interest upon liquidation prior to sale. Lugano also entered into other arrangements that involved cash receipts and payments that were recorded as accounts receivable collections, customer deposits, inventory purchases, or purchase deposits, which were inconsistent with the substance of the arrangements.
In connection with the Lugano Investigation, the Company determined that transactions recorded in connection with these arrangements were not reflective of the underlying substance of the agreements, and the arrangements were accounted for as debt in the consolidated financial statements. Interest expense was recorded based on the underlying documentation, and where documentation was not available, interest was imputed based on relevant factors, including statutory default interest rates. For arrangements that provided for a profit share upon sale, interest expense was recorded based on cash payments when settled; the Company is unable to estimate potential profit share amounts for unsettled arrangements because the underlying sales transactions were not valid.
The following table provides the Lugano financing arrangements and effective interest rates at December 31, 2024 (in thousands):

	December 31, 2024
	Amount	Effective Interest Rate
Lugano financing arrangements	$169,765	11.43%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense
The following details the components of interest expense in each of the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest on credit facilities	$44,237	$38,985	$37,269
Interest on Senior Notes	106,665	67,500	67,500
Unused fee on Revolving Credit Facility	1,151	1,840	1,998
Other interest expense (1)	24,049	16,522	5,076
Interest income	(832)	(2,045)	(1,951)
Interest expense, net	$175,270	$122,802	$109,892
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
The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheets at December 31, 2025 and 2024 :

	December 31,
(in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$14,885	$13,847
Service cost	718	538
Interest cost	173	243
Actuarial (gain)/loss	(537)	1,125
Plan amendment	22	(67)
Employee contributions and transfer	671	572
Benefits paid	20	(96)
Settlement	(1,732)	(342)
Foreign currency translation	2,088	(935)
Benefit obligation	$16,308	$14,885
Change in plan assets:
Fair value of assets, beginning of period	$10,738	$11,426
Actual return on plan assets	913	(600)
Company contribution	698	599
Employee contributions and transfer	671	572
Benefits paid	20	(96)
Settlement	(1,732)	(342)
Foreign currency translation	1,695	(821)
Fair value of assets	13,003	10,738
Funded status	$(3,305)	$(4,147)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unfunded liability of $3.3 million and $4.1 million at December 31, 2025 and 2024, respectively, is recognized in the consolidated balance sheets within other non-current liabilities. Net periodic benefit cost consists of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023

Service cost	$718	$538	$369
Interest cost	173	243	257
Expected return on plan assets	(125)	(201)	(184)
Amortization of prior service cost (credit)	(58)	—	—
Amortization of unrecognized gain (loss)	98	(45)	(37)
Effect of settlement	91	47	(1)
Net periodic benefit cost	$897	$582	$404
Assumptions used to determine the benefit obligations and components of the net periodic benefit cost at December 31, 2025 and 2024:

	December 31,
	2025	2024

Discount rate	1.30%	1.05%
Expected return on plan assets	1.25%	1.05%
Rate of compensation increase	3.00%	3.00%
The Company considers the historical level of long-term returns and the current level of expected long-term returns for the plan assets, as well as the current and expected allocation of assets when developing its expected long-term rate of return on assets assumption. The assumptions used for the plan are based upon customary rates and practices for the location of the Company.
Arnold expects to contribute approximately $0.7 million to the defined benefit plan in 2026.
The following presents the benefit payments which are expected to be paid for the plan in each year indicated (in thousands):

2026	$654
2027	942
2028	930
2029	658
2030	789
Thereafter	5,452
$9,425
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of pension plan assets by category in Swiss Life’s group life portfolio is as follows at December 31, 2025:

Fixed income bonds and securities	55%
Real estate	24%
Equities and investment funds	20%
Other investments	1%
100%
The plan assets are pooled with assets of other participating employers and are not separable; therefore the fair values of the pension plan assets at December 31, 2025 and 2024 were considered Level 3.
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
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Common Sales Agreement”) with B. Riley Securities, Inc. ("B. Riley Securities"), Goldman Sachs & Co. LLC ("Goldman") and TD Securities (USA) LLC (each a “Common Sales Agent” and, collectively, the “Common Sales Agents”). The Amended Common Sales Agreement provides that the Company may offer and sell Trust common shares from time to time through or to the Common Sales Agents, as sales agent or principal, up to $500 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Common Sales Agreement, the shares may be offered and sold through each Common Sales Agent, acting separately, in ordinary brokers’ transactions, to or through a market maker, on or through the New York Stock Exchange ("NYSE") or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale.
During the year ended December 31, 2025, there were no sales of Trust common shares under the Amended Common Sales Agreement.
During the year ended December 31, 2024, the Company sold 381,957 Trust common shares under the Amended Common Sales Agreement. For the same period, the Company received total net proceeds of approximately $8.4 million from these sales, and incurred approximately $0.1 million in commissions payable to the Sales Agents.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, there were no sales of Trust common shares under the Amended Common Sales Agreement as our at-the-market equity program is not operated when the Company is operating a share repurchase program.
The Company incurred approximately $59.0 thousand, $0.6 million and $0.2 million in total expenses related to its at-the-market equity offering programs during the years ended December 31, 2025, 2024 and 2023, respectively.
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
In connection with refreshing the program, the Company entered into an Amended and Restated At Market Issuance Sales Agreement (the “Amended Preferred Sales Agreement”) with B. Riley Securities, Inc. (the “Preferred Sales Agent”). The Amended Preferred Sales Agreement provides that the Company may offer and sell Trust Preferred Shares from time to time through or to the Preferred Sales Agent, as sales agent or principal, up to $200 million, in amounts and at times to be determined by the Company. Pursuant to the Amended Preferred Sales Agreement, the shares may be offered and sold through the Preferred Sales Agent in ordinary brokers’ transactions, to or through a market maker, on or through the NYSE or any other market venue where the securities may be traded, in the over-the-counter market, in privately negotiated transactions, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act or through a combination of any such methods of sale.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the activity in the preferred share at-the-market equity program during the years ended December 31, 2025 and 2024 (in thousands, except share data):

	Twelve Months Ended December 31, 2025
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
The Company incurred less than $0.1 million in total costs related to the preferred share at-the-market equity program during the year ended December 31, 2025, and approximately $0.3 million in total costs related to the preferred share at-the-market equity program during the year ended December 31, 2024.
As a result of the commencement of the Lugano Investigation and related events, in April 2025 the Company discontinued offerings of Trust Preferred Shares under the Amended Preferred Sales Agreement.
Series C Preferred Shares
On November 20, 2019, the Trust issued 4,000,000 Series C Preferred Shares with a liquidation preference of $25.00 per share, and on December 2, 2019, the Trust issued 600,000 of the Series C Preferred Shares which were sold pursuant to an option to purchase additional shares by the underwriters. Total proceeds from the issuance of the Series C Preferred Shares were $115.0 million, or $111.0 million net of underwriters' discount and issuance costs. Distributions on the Series C Preferred Shares will be payable quarterly in arrears, when and as declared by the Board on January 30, April 30, July 30, and October 30 of each year, beginning on January 30, 2020, at a rate per annum of 7.875%. Distributions on the Series C Preferred Shares are cumulative and at December 31, 2025, $2.6 million of Series C distributions are accumulated and unpaid. Unless full cumulative distributions on the Series C Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series C Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series C Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series C Preferred Shares. The Series C Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after January 30, 2025, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series C Preferred Shares will have no right to require the redemption of the Series C Preferred Shares and there is no maturity date.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurchase any Series C Preferred Shares.
Series B Preferred Shares
On March 13, 2018, the Trust issued 4,000,000 Series B Preferred Shares with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.5 million net of underwriters' discount and issuance costs. Distributions on the Series B Preferred Shares are payable quarterly in arrears, when and as declared by the Board on January 30, April 30, July 30, and October 30 of each year, beginning on July 30, 2018, at a rate per annum of 7.875%. Holders of the Series B Preferred Shares are entitled to receive cumulative cash distributions (i) from and including the date of issuance to, but excluding, April 30, 2028 at a rate equal to 7.875% per annum and (ii) from and including April 30, 2028, at a floating rate equal to the then applicable three-month LIBOR (or a successor rate) plus a spread of 4.985% per annum. Subsequent to April 30, 2028, the distribution rate will be reset quarterly. At December 31, 2025, $2.5 million of Series B distributions are accumulated and unpaid. Unless full cumulative distributions on the Series B Preferred Shares have been or contemporaneously are declared and set apart for payment of the Series B Preferred Shares for all past distribution periods, no distribution may be declared or paid for payment on the Trust common shares. The Series B Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series B Preferred Shares. The Series B Preferred Shares may be redeemed at the Company's option, in whole or in part, at any time after April 30, 2028, at a price of $25.00 per share, plus any accumulated and unpaid distributions (thereon whether authorized or declared) to, but excluding, the redemption date. Holders of Series B Preferred Shares will have no right to require the redemption of the Series B Preferred Shares and there is no maturity date.
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
Series A Preferred Shares
On June 28, 2017, the Trust issued 4,000,000 Series A Preferred Shares with a liquidation preference of $25.00 per share, for gross proceeds of $100.0 million, or $96.4 million net of underwriters' discount and issuance costs. When, and if declared by the Board, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, beginning on October 30, 2017, at a rate per annum of 7.250%. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. The Company has no obligation to pay distributions for a quarterly distribution period if the Board does not declare the distribution before the scheduled record of date for the period, whether or not distributions are paid for any subsequent distribution periods with respect to the Series A Preferred Shares, or the Trust common shares. If the Board does not declare a distribution for the Series A Preferred Shares for a quarterly distribution period, during the remainder of that quarterly distribution period the Company cannot declare or pay distributions on the Trust common shares. The Series A Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided for in the share designation for the Series A Preferred Shares.
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
Allocation Interests
The Holders, through Sostratus LLC, are entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The distributions of the profit allocation is paid upon the occurrence of a Sale Event or, at the option of the Holders, upon a Holding Event. The Company records distributions of the profit allocation to the Holders upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests to stockholders’ equity when they are approved by the Board.
The following is a summary of the profit allocation payments made to the Holders of the Allocation Interest for Sale Events and Holding Events during the years ended December 31, 2024 and 2023. There were no profit allocation payments during the year ended December 31, 2025.
Year ended December 31, 2025
•The deconsolidation of Lugano in November 2025 represented a Sale Event, however the calculation of the profit allocation payment resulted in a negative amount therefore no profit allocation payment was due to the Holders. The negative amount will offset future profit allocation payments due to the Holders.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income from continuing operations attributable to Holdings to net income (loss) from continuing operations attributable to the common shares of Holdings:

	Year ended December 31,
(in thousands)	2025	2024	2023
Net loss from continuing operations attributable to Holdings	$(229,321)	$(216,797)	$(198,890)
Less: Distributions paid - Allocation Interests	—	48,941	26,475
Less: Distributions paid - Preferred Shares	37,577	25,458	24,181
Less: Accrued distributions - Preferred Shares	5,148	4,319	2,869
Net loss from continuing operations attributable to common shares of Holdings	$(272,046)	$(295,515)	$(252,415)
Earnings per share
Basic and diluted earnings per share for the fiscal year ended December 31, 2025, 2024 and 2023 is calculated as follows:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net loss from continuing operations attributable to common shares of Holdings	$(272,046)	$(295,515)	$(252,415)
Less: Effect of contribution based profit—Holding Event	1,016	1,627	5,285
Loss from continuing operations attributable to common shares	$(273,062)	$(297,142)	$(257,700)

Income from discontinued operations attributable to Holdings	$2,906	$7,936	$307,537
Less: Effect of contribution based profit	—	—	—
Income from discontinued operations of Holdings attributable to common shares	$2,906	$7,936	$307,537

Basic and diluted weighted average common shares of Holdings outstanding	75,236	75,454	72,105

Basic and fully diluted income (loss) per common share attributable to Holdings

Continuing operations	$(3.63)	$(3.94)	$(3.57)
Discontinued operations	0.04	0.11	4.27
	$(3.59)	$(3.83)	$0.70
Distributions
The following table summarizes information related to our quarterly cash distributions on our Trust common shares and Preferred Shares:

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date
		(in thousands)
Trust Common Shares:
January 1, 2025 - March 31, 2025	$0.25	$18,809	April 17, 2025	April 24, 2025
October 1, 2024 - December 31, 2024	$0.25	$18,809	January 16, 2025	January 23, 2025
July 1, 2024 - September 30, 2024	$0.25	$18,913	October 17, 2024	October 24, 2024
April 1, 2024 - June 30, 2024	$0.25	$18,913	July 18, 2024	July 25, 2024
January 1, 2024 - March 31, 2024	$0.25	$18,846	April 18, 2024	April 25, 2024

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2023 - December 31, 2023	$0.25	$18,818	January 18, 2024	January 25, 2024
July 1, 2023 - September 30, 2023	$0.25	$17,955	October 19, 2023	October 26, 2023
April 1, 2023 - June 30, 2023	$0.25	$17,974	July 20, 2023	July 27, 2023
January 1, 2023 - March 31, 2023	$0.25	$17,987	April 20, 2023	April 27, 2023

Series A Preferred Shares:
October 30, 2025 - January 29, 2026 (1)	$0.453125	$2,120	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.453125	$2,120	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.453125	$2,120	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.453125	$2,120	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.453125	$2,062	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.453125	$1,930	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.453125	$1,852	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.453125	$1,822	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.453125	$1,813	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.453125	$1,813	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.453125	$1,813	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.453125	$1,813	April 15, 2023	April 30, 2023

Series B Preferred Shares:
October 30, 2025 - January 29, 2026 (1)	$0.4921875	$3,703	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,703	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,703	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,703	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,048	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,347	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,064	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$1,983	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$1,969	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$1,969	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$1,969	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$1,969	April 15, 2023	April 30, 2023

Series C Preferred Shares:
October 30, 2025 - January 29, 2026 (1)	$0.4921875	$3,892	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,892	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,892	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,892	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,324	January 15, 2025	January 30, 2025
July 30, 2024 - October 29, 2024	$0.4921875	$2,690	October 15, 2024	October 30, 2024
April 30, 2024 - July 29, 2024	$0.4921875	$2,430	July 15, 2024	July 30, 2024
January 30, 2024 - April 29, 2024	$0.4921875	$2,295	April 15, 2024	April 30, 2024
October 30, 2023 - January 29, 2024	$0.4921875	$2,264	January 15, 2024	January 30, 2024
July 30, 2023 - October 29, 2023	$0.4921875	$2,264	October 15, 2023	October 30, 2023
April 30, 2023 - July 29, 2023	$0.4921875	$2,264	July 15, 2023	July 30, 2023
January 30, 2023 - April 29, 2023	$0.4921875	$2,264	April 15, 2023	April 30, 2023
(1) This distribution was     declared on January 5, 2026.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note L — Income Taxes
Components of the Company's income (loss) before income taxes are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Domestic (including U.S. exports)	$(312,944)	$(358,855)	$(304,300)
Foreign subsidiaries	15,365	49,645	37,847
	$(297,579)	$(309,210)	$(266,453)
Components of the Company’s income tax provision are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023

Current taxes
Federal	$(11,400)	$15,141	$8,973
State	2,286	3,215	2,911
Foreign	11,896	14,374	11,318
Total current taxes	2,782	32,730	23,202
Deferred taxes:
Federal	(3,599)	(13,647)	(16,776)
State	(180)	(538)	1,622
Foreign	52	67	150
Total deferred taxes	(3,727)	(14,118)	(15,004)
Total tax provision	$(945)	$18,612	$8,198

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that have resulted in the creation of deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Tax credits	$4,082	$3,411
Accounts receivable and allowances	1,722	1,063
Net operating loss carryforwards	18,563	37,725
Accrued expenses	7,183	20,374
Interest expense limitation carryforwards	29,153	55,778
Lease liabilities	37,938	50,123
Inventory	8,263	10,056
Stock based compensation	10,850	6,068
Capitalized research & development expenses	1,022	9,474
Capital loss on sale of Crosman	9,971	11,260
Loss at Trust (2)	166,129	—
Lugano other expense (3)	—	78,076
Other	1,776	1,759
Total deferred tax assets	$296,652	$285,167
Valuation allowance (1)	(202,789)	(181,962)
Net deferred tax assets	$93,863	$103,205
Deferred tax liabilities:
Intangible assets	$(136,512)	$(143,105)
Property and equipment	(24,254)	(22,661)
Repatriation of foreign earnings	(38)	(38)
Prepaid and other expenses	(3,281)	(1,256)
Right of use assets	(33,967)	(44,236)
Total deferred tax liabilities	$(198,052)	$(211,296)
Total net deferred tax liability	$(104,189)	$(108,091)

(1)Primarily relates to the Trust and 5.11, Arnold, Lugano (2024) and Velocity operating segments.
(2)Loss at Trust primarily relates to the effect of the deconsolidation of Lugano at the Trust level.
(3) Lugano other expense represents losses recognized at Lugano in the year ending December 31, 2024 which did not meet the requirements for deduction under ASC 740 - Income taxes. The deferred tax assets associated with Lugano were deconsolidated in November 2025.
As of December 31, 2025 and 2024, the Company had approximately $198.1 million and $211.3 million, respectively in deferred tax liabilities. A significant portion of the balance in deferred tax liabilities reflects temporary differences in the basis of property and equipment and intangible assets related to the Company’s purchase accounting adjustments in connection with the acquisition of certain of its businesses. For financial accounting purposes the Company has recognized a significant increase in the fair values of the intangible assets and property and equipment in certain of the businesses it acquired. For income tax purposes the existing, pre-acquisition tax basis of the intangible assets and property and equipment is utilized. In order to reflect the increase in the financial accounting basis over the existing tax basis, a deferred tax liability was recorded. This liability will decrease in future periods as these temporary differences reverse but may be replaced by deferred tax liabilities generated as a result of future acquisitions.
At December 31, 2025 and 2024, the Company had U.S. Federal net operating loss carryforwards of approximately $48.0 million and $121.6 million, respectively. Approximately $10.6 million of these carryforwards will expire, if not utilized, beginning in 2036. The remaining balance of the Company's U.S. Federal net operating loss carryforwards

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

do not expire and are subject to utilization limitations based on a percentage of taxable income in a given year. As of December 31, 2025 and 2024, the Company had net operating loss carryforwards for state income tax purposes of $75.8 million and $149.5 million, respectively. The Company’s state net operating loss carryforwards will expire, if not utilized, beginning in 2026. As of December 31, 2025 and 2024, the Company had foreign net operating loss carryforwards of $14.4 million and $11.0 million, respectively. The foreign net operating loss carryforwards will expire, if not utilized, beginning in 2025. As of December 31, 2025, the Company had Federal capital loss carryforwards of $42.1 million. The Federal capital loss carryforwards will expire in 2029 if not utilized. As of December 31, 2025, the Company had State capital loss carryforwards of $17.1 million. The State capital loss carryforwards will expire in 2044 if not utilized.
As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of $0.1 million and $0.2 million, respectively. The research and development tax credit carryforwards will expire beginning in 2044 if not utilized. As of December 31, 2025 and 2024, the Company had foreign tax credit carryforwards of $3.7 million and $2.0 million, respectively. The foreign tax credit carryforwards will expire beginning in 2031 if not utilized. As of December 31, 2025 and 2024, the Company had state tax credit carryforwards, consisting mostly of California business tax credits of $0.2 million and $0.8 million, respectively. The California business tax credit carryforwards will expire, if not utilized, beginning in 2025.
As of December 31, 2025 and 2024, the Company had a valuation allowance related to the realization of domestic and foreign net operating losses, domestic and foreign tax credits and the limitation on the deduction of interest expense of $202.8 million, $182.0 million, respectively. A valuation allowance is provided whenever it is more likely than not that some or all of deferred assets recorded may not be realized.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the U.S. Federal Statutory Rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31, 2025
	(in thousands)	(in percentage)
United States Federal Statutory Rate	$(62,491)	21.0%
State income taxes (net of Federal benefits) (1)	(10,317)	3.5
Enactment of new tax laws	77	—
Effect of cross-border tax laws
Foreign-derived intangible income	(3,194)	1.1
Other cross-border effects	(643)	0.2
Utilization of tax credits	(3,259)	1.1
Domestic change in valuation allowance	205,274	(69.0)
Non deductible items	33	—
Worldwide changes in unrecognized tax benefits	135	—
Other Adjustments:
Deconsolidation of Lugano	(137,096)	46.0
Other	1,360	(0.5)
Foreign tax effects:
Foreign change in valuation allowances	3,347	(1.1)
Other	5,829	(2.0)
Effective income tax rate	$(945)	0.3%
(1) Connecticut contributes to a majority (greater than 50%) of the tax effect in this category.
A reconciliation of the provision for income taxes to the amount computed by applying the U.S. Federal Statutory Rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Years ended December 31,
	2024	2023
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	3.1	1.6
Foreign income taxes	(1.3)	(1.5)
Impact of subsidiary employee stock options	(0.2)	1.3
Non-deductible acquisition costs	(0.2)	—
Impairment expense	(0.5)	(5.9)
Non-recognition of various carryforwards at subsidiaries	(28.6)	(18.2)
United States tax on foreign income	0.4	(0.8)
Dividend (net of dividend received deduction)	0.3	(3.3)
Utilization of tax credits	1.6	2.4
Tax effect – loss on sale of Crosman	(1.7)	—
Other	0.1	0.3
Effective income tax rate	(6.0)%	(3.1)%

A reconciliation of the amount of unrecognized tax benefits for 2025, 2024 and 2023 are as follows (in thousands):

Balance at January 1, 2023	$1,216
Additions for current years’ tax positions	28,325
Additions for prior years’ tax positions	33
Reductions for prior years' tax positions	(184)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reductions for expiration of statute of limitations	(68)
Balance at December 31, 2023	$29,322
Additions for current years’ tax positions	7,802
Additions for prior years’ tax positions	—
Reductions for prior years' tax positions	(25)
Reductions for expiration of statute of limitations	(73)
Balance at December 31, 2024	$37,026
Additions for current years’ tax positions	$146
Additions for prior years’ tax positions	89
Reductions for prior years' tax positions	(131)
Reductions for expiration of statute of limitations	(15)
Balance at December 31, 2025	$37,115
The unrecognized tax benefits are recorded in the consolidated balance sheets in other noncurrent liabilities. Included in the unrecognized tax benefits at December 31, 2025 and 2024, is $1.7 million, and $1.6 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate. Also included in the unrecognized tax benefits at December 31, 2025 and December 31, 2024 are $0.0 million and $7.4 million, respectively, of unrecognized tax benefits that, if recognized, would not affect the Company's effective tax rate but would result in an adjustment to discontinued operations in future periods. The $7.4 million in unrecognized tax benefits was recorded as a reduction to the gain on sale related to the sale of our Ergobaby subsidiary in the year ended December 31, 2024.
The Company accrues interest and penalties related to uncertain tax positions. The amounts accrued at December 31, 2025 and 2024 are not material to the Company. Such amounts are included in the provision (benefit) for income taxes in the accompanying consolidated statements of operations. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a significant impact on the consolidated results of operations or financial position.
Each of the Company’s businesses file U.S. Federal, state and foreign income tax returns in multiple jurisdictions with varying statutes of limitations. The 2020 through 2025 tax years generally remain subject to examinations by the taxing authorities.
The amounts of cash income taxes paid by the Company in 2025 were as follows:

Federal	$12,377
State and local
California	1,694
Other state and local	2,511
Foreign
China	9,603
Other	2,901
Income taxes paid, net of cash refunds received	$29,086
Note M — Fair Value Measurement
Recurring Fair Value Measurements
The following table presents, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, according to the valuation technique utilized to determine their fair values. There were no assets or liabilities measured on a recurring basis as of December 31, 2024 or December 31, 2023.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets:
Receivable due from unconsolidated affiliate	$97,000	$—	$—	$97,000
Equity investment in Lugano	—	—	—	—
Total recorded at fair value	$97,000	$—	$—	$97,000
The Company had no assets or liabilities Level 3 fair value measurements during the years ended December 31, 2024. A reconciliation of the change in the carrying value of the Company's Level 3 fair value measurement during the year ended December 31, 2025 is as follows:

Year ended December 31,
2025
Balance at January 1st	$—
Receivable due from unconsolidated affiliate	97,000
Equity investment - Lugano	—
Balance at December 31st	$97,000
Valuation Techniques
Receivable Due from Unconsolidated Affiliate (Secured Claim Against Lugano)
The receivable due from an unconsolidated affiliate represents the Company’s estimate of the fair value of its secured claim related to intercompany loans to Lugano, which is currently subject to bankruptcy proceedings. The fair value measurement is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.
Fair value was determined using a valuation approach that reflects management’s current expectations regarding recoveries from the bankruptcy proceedings. The estimate considers factors such as the priority and amount of secured and unsecured creditor claims and the expected timing of potential distributions. The valuation incorporates assumptions that are not directly observable in the marketplace and therefore require judgment, including estimates of recoverable amounts and the resolution of claims through the bankruptcy process. These assumptions reflect information available to management as of the measurement dates. Changes in these assumptions could affect the estimated fair value.
Equity Investment in Lugano
The Company’s equity investment in Lugano is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of the measurement date, which coincided with Lugano’s bankruptcy filing, and as of December 31, 2025, the fair value of the Company’s equity investment was estimated to be $0.
Fair value was determined using estimates of projected cash flows that reflect management’s estimates of expected recoveries from the bankruptcy proceedings. Significant assumptions include projected cash flows available to equity holders, the priority and magnitude of secured and unsecured creditor claims, and the timing of any potential distributions. These inputs are not observable in the marketplace and require significant judgment.
Based on the estimated claims of secured and unsecured creditors, which significantly exceed expected recovery proceeds, no residual value was attributable to the Company’s equity interest as of the measurement dates.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes
The Company's Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	December 31, 2025
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$308,811	$276,386
2029 Senior Notes	April 15, 2029	5.250%	2	$1,029,371	$947,021
2022 Term Loan
At December 31, 2025, the carrying value of the principal under the Company's outstanding 2022 Term Loan, including the current portion, was $552.5 million, which approximates fair value because it bears interest at a variable interest rate that reflects changes in interest rates and changes in the Company's net leverage ratio. The estimated fair value of the outstanding 2022 Term Loan is classified as Level 2 in the fair value hierarchy.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of December 31, 2025, December 31, 2024 and December 31, 2023. Refer to "Note H – Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below.

					Expense
	Fair Value Measurements at December 31, 2025				Year ended
(in thousands)	Carrying Value (1)	Level 1	Level 2	Level 3	December 31, 2025
Property, plant and equipment - Lugano	$—	—	—	$—	$29,631
Right-of-use asset - Lugano	$—	—	—	$—	$1,884
(1) Lugano recorded impairment expense in the second quarter of 2025 related to long-lived assets. As a result of the deconsolidation of Lugano on November 16, 2025, the carrying value of the related assets as of December 31, 2025 was $0.

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the Company’s percentage ownership of its businesses, as of December 31, 2025, 2024 and 2023 and related noncontrolling interest balances as of December 31, 2025, 2024 and 2023:

	% Ownership (1) December 31, 2025		% Ownership (1) December 31, 2024		% Ownership (1) December 31, 2023
	Primary	Fully Diluted	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.8	87.6	97.6	86.9	97.2	88.9
BOA	91.4	82.8	91.7	83.0	91.8	83.2
Lugano	—	—	59.9	55.0	59.9	55.5
PrimaLoft	90.7	84.7	90.7	84.7	90.7	83.1
The Honey Pot Co.	85.0	76.5	84.8	77.2	N/a	N/a
Velocity	99.4	93.2	99.4	93.3	99.4	87.7
Altor	99.3	90.5	99.3	90.2	99.3	89.8
Arnold	98.0	82.8	98.0	85.8	98.0	85.5
Sterno	98.4	92.2	98.5	91.6	99.4	87.6

(1)The principal difference between primary and fully diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective business.

	Noncontrolling Interest Balances
(in thousands)	December 31, 2025	December 31, 2024
5.11	$14,605	$15,104
BOA	23,330	15,103
Lugano	—	(268,595)
PrimaLoft	33,599	32,133
The Honey Pot Co.	43,417	41,869
Velocity	6,917	6,824
Altor	7,067	6,283
Arnold	1,592	1,667
Sterno	1,012	1,466
Allocation Interests	100	100
	$131,639	$(148,046)

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note O — Supplemental Data
Supplemental Balance Sheet Data:

Summary of accrued expenses	December 31,
(in thousands)	2025	2024
Accrued payroll and fringe benefits	$36,003	$38,536
Accrued taxes	6,617	17,074
Income taxes payable	3,481	3,111
Accrued interest	21,317	41,584
Accrued rebates and discounts	12,391	12,298
Warranty payable	1,293	1,121
Accrued inventory	51,424	124,110
Accrued professional fees	11,855	3,481
Customer deposits	—	47,929
Deferred revenue	5,685	8,284
Other accrued expenses	13,199	20,948
Total	$163,265	$318,476

Warranty liability	Year ended December 31,
(in thousands)	2025	2024

Beginning balance	$1,121	$1,258
Accrual	2,399	2,332
Warranty payments	(2,227)	(2,469)
Ending balance	$1,293	$1,121
Supplemental Statements of Operations Data:

Other income (expense), net	Year ended December 31,
(in thousands)	2025	2024	2023
Foreign currency gain (loss)	$(230)	$781	$(819)
Loss on sale of capital assets	(3,072)	(885)	(890)
Sublease income	460	476	1,434
Loss on equity method investment	—	(1,709)	—
Lugano expense (1)	(13,841)	(139,402)	(84,893)
Other income (expense)	2,019	(2,565)	2,054
	$(14,664)	$(143,304)	$(83,114)
(1) Lugano expense represents losses recognized at Lugano resulting from the accounting for the transactions associated with the off-balance sheet arrangements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Statement Data:
The following table provides supplemental disclosure of cash flow information for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest paid	$134,124	$115,726	$112,925
Taxes paid	$29,086	$61,889	$79,142
Non-cash financing and investing activities (1)	$4,534	$11,465	$8,560
(1) Represents the non-cash settlement of Lugano financing arrangements.
Investments
Arnold Joint Venture
Arnold is a 50% partner in a China rare earth mine-to-magnet joint venture. Arnold accounts for its activity in the joint venture utilizing the equity method of accounting. Gains and losses from the joint venture were not material for the years ended December 31, 2025, 2024 and 2023.
Altor Solutions
In September 2020, Altor invested $3.6 million in Rational Packaging, LLC, a designer and manufacturer of recyclable, paperboard-based structural packaging components. The investment was accounted for as an equity method investment. In 2024, Altor acquired the remaining equity interests in Rational Packaging, LLC and began accounting for Rational Packaging as a consolidated entity. Gains and losses from the investment were not material for the years ended December 31, 2024 and 2023.
Note P — Commitments and Contingencies
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
Lugano Deconsolidation and Scope of Disclosure
As described below, Lugano and certain of its subsidiaries filed Chapter 11 petitions on November 16, 2025 (the “Deconsolidation Date”) and thereafter were deconsolidated from the Company’s consolidated financial statements. Accordingly, as of December 31, 2025, the Company’s loss contingency disclosures focus on matters for which the Company and/or its current or former directors and officers have potential exposure (including matters in which the Company is a named party or otherwise has a present obligation). Certain matters described below relate solely to Lugano and its subsidiaries and do not name the Company as a defendant; such matters are disclosed to the extent they affected amounts recognized in the Company’s consolidated results during the period Lugano was consolidated in 2025 and/or are relevant to the Company’s potential exposure, including (i) matters in which the Company and/or its current or former directors and officers are named or may have indemnification or defense-cost obligations, and (ii) potential claims or challenges that could affect recoveries on the Company’s claims in the Lugano bankruptcy proceedings.
Securities Class Actions Involving the Company
Between May 9, 2025, and June 25, 2025, three putative class actions were commenced against the Company and certain of the Company’s officers and directors, asserting claims under Sections 10(b) and 20(a) of the Securities

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder in the U.S. District Court for the Central District of California (collectively, the “CA Securities Class Actions”). On August 22, 2025, such CA Securities Class Actions were consolidated under the caption In re: Compass Securities Litigation, and the Court appointed the Eastern Atlantic States Carpenters Benefit Funds (“EAS Carpenters”) as lead plaintiff and the law firm of Cohen Milstein Sellers & Toll PLLC (“Cohen Milstein”) as lead counsel. On December 10, 2025, with the Court’s approval, the lead plaintiff voluntarily dismissed the consolidated California action in order to pursue its claims in the District of Connecticut.
On May 12, 2025, a separate putative class action was commenced against the Company and certain of its officers and directors in the U.S. District Court for the District of Connecticut, captioned Moreno v. Compass Diversified Holdings LLC, et al. (the “Moreno Action”). The plaintiff in the Moreno Action asserted the same claims as asserted by the plaintiffs in the CA Securities Class Actions. By order dated July 21, 2025, EAS Carpenters was appointed lead plaintiff and Cohen Milstein was appointed lead counsel for the Moreno Action. On February 6, 2026, lead plaintiff filed an amended complaint. The foregoing Securities Class Actions Involving the Company are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has defenses available to it and intends to vigorously defend itself.
Derivative Actions Involving the Company
On June 5, 2025, a Company shareholder commenced a shareholder derivative action in the U.S. District Court for the Central District of California, captioned Jones v. Sabo, et al. (the “Jones Action”), purporting to assert claims on behalf of the Company against current and former Company officers and directors who were named as defendants. The plaintiff is asserting causes of action for breach of fiduciary duty and violations of Section 14(a) of the Exchange Act. On July 17, 2025, a Company shareholder commenced a shareholder derivative action in the U.S. District Court for the Central District of California, captioned Kelly v. Sabo, et al., (the “Kelly Action”). The plaintiff in the Kelly Action asserted the same causes of action, against the same defendants, as the Jones Action. On August 6, 2025, the parties to the Jones Action and the Kelly Action filed a stipulation and proposed order to consolidate the two actions and to stay the actions, pending certain future events (including resolution of any motions to dismiss in the Securities Class Actions Involving the Company. On January 21, 2026, the court entered an order consolidating and staying the aforementioned derivative cases. The cases will henceforth be known as In Re Compass Diversified Holdings Derivative. On January 28, 2026, plaintiff’s counsel in a case captioned Begich v. Sabo et al, (“Begich Action”) another derivative case that previously had not been served on the Company, requested that the court include the Begich Action in the consolidated stayed cases.
On September 12, 2025, a shareholder of CODI filed a shareholder derivative action in the U.S. District Court for the District of Connecticut, captioned Kamp v. Sabo, et al. (the “Kamp Action”). The plaintiff in the Kamp Action asserts the same causes of action as in the above derivative cases, plus a cause of action for securities fraud in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. On October 7, 2025, a shareholder of CODI filed a shareholder derivative action in the U.S. District Court for the District of Connecticut, captioned Sulger v. Sabo, et al. (the “Sulger Action”). The plaintiff in the Sulger Action asserts the same causes of action as in the Kamp Action. On October 9, 2025, a shareholder of CODI commenced a shareholder derivative action in the U.S. District Court for the District of Columbia, captioned Moore v. Sabo, et al. (the “Moore Action”). The plaintiff in the Moore Action asserts similar claims against the same defendants as in the Kamp Action and Sulger Action. On December 8, 2025, the Court consolidated the Kamp Action, Sulger Action and Moore Action. The cases will henceforth be known as In re Compass Diversified Holdings Derivative Litigation. On January 12, 2026, the parties filed a stipulation and proposed order to stay the consolidated action pending further developments in the Securities Class Actions Involving the Company. The court entered that order on January 13, 2026.
The foregoing Derivative Actions Involving the Company are in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome. At this time, management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss. The Company believes it has defenses available to it and intends to vigorously defend itself.
External Investigations and Reviews Involving the Company and Lugano
As a result of the Company’s withdrawal of reliance on its 2024, 2023, and 2022 financial statements, its failure to timely file its financial statements for the quarters ended at March 31, 2025, June 30, 2025, and September 30, 2025, and the underlying conduct at the Company’s Lugano subsidiary, there are ongoing investigations initiated by

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the U.S. Securities Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”). The regulatory investigative process is inherently uncertain and the foregoing investigations are in the early stages. Additionally, the Financial Industry Regulatory Authority (“FINRA”) initiated a routine review of trading activity in the Company’s securities following the public announcement of the restatement. On November 17, 2025, the Company received notification from FINRA that its review had been completed and had referred the matter to the SEC for whatever actions the SEC deems appropriate, if any. The Company has cooperated and continues to cooperate fully with each ongoing investigation.
State Court Action Naming Company as a Defendant in Lugano-Related Matters
On July 24, 2025, a complaint was filed against Lugano, the Company and others in California State Court, styled Champion Force Industrial Limited v. Lugano Diamonds & Jewelry Inc., et al., asserting claims for breach of contract, goods had and received, conversion, fraud, promissory estoppel, unjust enrichment, and fraudulent conveyance. The plaintiff is a vendor of diamonds and finished jewelry to Lugano and is seeking in excess of $56.4 million in damages, principally for unpaid goods. On September 12, 2025, CODI filed a motion to quash due to lack of personal jurisdiction. As a result of the Lugano Bankruptcy, the claims against Lugano in the Champion Action are subject to the automatic stay. On January 12, 2026, the plaintiff filed a stipulation and proposed order substituting Royal T. Diamonds Group Ltd. a/k/a Royal T. Diamonds Ltd. assignee of Champion Force’s claims, as plaintiff in place of Champion Force. On February 11, 2026, Champion Force filed its opposition to CODI’s motion to quash, and CODI filed its reply on February 18, 2026. A hearing on CODI’s motion to quash is currently scheduled for February 26, 2026. The foregoing matter is in the early stages and the Company is currently unable to determine the likelihood of an unfavorable outcome as to the Company. As a result of the Lugano bankruptcy, the claims against Lugano are subject to the automatic stay. The stay generally does not extend to non-debtor parties such as the Company, although a court may stay proceedings against non-debtors in certain circumstances (including where the debtor is a necessary party).
Additionally, the Company was named as a defendant in Ken Kraus v. Lugano Diamonds & Jewelry, Inc., et al. (the “Kraus Action”), in which the plaintiff is seeking approximately $1.4 million in damages, plus interest and penalties. On January 12, 2026, the judge in the Kraus Action stayed the case with respect to all defendants.
During the year ended December 31, 2024 and the period Lugano was consolidated in 2025, the Company recorded accruals for certain Lugano-related vendor obligations in accordance with applicable accounting standards, although such obligations are subject to dispute. As of December 31, 2024 and the Deconsolidation Date, the recorded amount of such accruals was $49.8 million and $52.7 million, respectively. After the Deconsolidation Date, these amounts were deconsolidated and are no longer included in the Company’s consolidated liabilities
The Company intends to avail itself of all available defenses in these matters. Management has determined that a loss is reasonably possible, but cannot reasonably estimate the loss or range of possible loss, if any, that may result from this litigation.
Lugano-Specific Claims and Threatened Claims
Certain matters described below relate solely to Lugano and are included only for the purposes described above under the heading Lugano Deconsolidation and Scope of Disclosure. These matters are described to the extent they affected amounts recognized in the Company’s consolidated results during the period Lugano was consolidated in 2025 and/or are relevant to the Company’s potential exposure described above.
During the period from approximately May 7, 2025 to November 15, 2025, litigation was threatened and initiated by counterparties to transactions that appear to have been overseen by Lugano’s former CEO, Moti Ferder, who resigned effective May 7, 2025. The vast majority involve purported investment arrangements whereby the claimant delivered a specified dollar amount to Lugano in exchange for either (a) a profits interest in the future sale of a specified diamond(s), or (b) a guaranteed interest rate (collectively, “Diamond Financing Arrangements”).
Certain Diamond Financing Arrangements are the subject of current litigation, primarily in California State court, and the majority of the plaintiffs in these cases have presented similar fact patterns and are primarily seeking damages for alleged losses of principal amounts invested (“Diamond Financing Litigation”). The total damages being sought by all plaintiffs in Diamond Financing Litigation is approximately $32.2 million, plus interest and penalties, in most cases.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As noted below under the heading Impact of Lugano Chapter 11 Filing the Diamond Financing Litigation is subject to an automatic stay that prohibits, among other things, the continuation of these actions against Lugano, as debtor, outside of the bankruptcy process.
During the year ended December 31, 2024 and the period Lugano was consolidated in 2025, the Company recorded accruals for the estimated principal of short-term debt and interest expense related to previously undisclosed financing arrangements at Lugano (which includes the accrual for all Diamond Financing Arrangements) in accordance with applicable accounting standards, although such obligations were and are subject to dispute. As of December 31, 2024 and the Deconsolidation Date, the recorded amount of such accruals was $169.8 million and $183.7 million, respectively. After the Deconsolidation Date, these amounts were deconsolidated and are no longer included in the Company’s consolidated liabilities
Where the Company is named as a defendant in any Lugano-related matter, the Company intends to avail itself of all available defenses. The Company cannot predict whether claims arising from these matters will be asserted against the Company or its current or former directors and officers, or the outcome of any such matters. If asserted, management believes a loss could be reasonably possible, but cannot reasonably estimate the loss or range of possible loss, if any.
Impact of Lugano Chapter 11 Filing
On November 16, 2025, Lugano Holding, Inc. and certain of its subsidiaries, including Lugano, filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Upon the filing of a bankruptcy petition, Section 362 of the Bankruptcy Code imposes an automatic stay that prohibits, among other things, the commencement or continuation of numerous actions against the debtor entity (in this case, Lugano), which include all lawsuits and collection efforts. The stay was immediately effective upon the bankruptcy filing without any further action by the debtor entity or any other party. The automatic stay remains in place until resolution of the bankruptcy case, or until otherwise waived by the debtor. The automatic stay generally protects only the debtor and does not usually extend to non-debtor parties who may be the subject of claims or litigation, including co-defendants named in litigation where Lugano is also defendant. In certain circumstances, a court may extend the stay to non-debtors if the debtor entity is a necessary party to the action. The automatic stay prohibits further litigation against Lugano outside of the Bankruptcy Court but does not necessarily prohibit continuation of actions against non-debtor parties, including CODI, absent a court order extending the stay.
In connection with the Lugano Bankruptcy proceedings, the Company’s claims against Lugano, including its senior secured receivable/claim, may be subject to challenge by Lugano or other parties in interest, including through claims or causes of action that could seek to subordinate or recharacterize the Company’s claim or otherwise reduce recoveries. Additionally, Lugano, its estate representative, creditors, or other parties in interest may assert claims or causes of action against the Company and/or its current or former directors and officers, including claims that could seek monetary damages or other relief.
The Company cannot predict whether any such claims will be asserted or the outcome of any such matters, and the assertion or resolution of such matters could affect the timing and amount of any recoveries. If asserted, such matters could result in significant defense costs, settlement payments or judgments, and could affect the timing and amount of any recoveries on the Company’s claims in the bankruptcy proceedings.
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various operating arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the years ending December 31, 2025, 2024 or 2023.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of lease liabilities at December 31, 2025 having an initial or remaining non-cancelable term of one year or more are as follows (in thousands):

	Operating	Finance	Total
2026	$49,861	$719	$50,580
2027	42,505	7,040	49,545
2028	32,047	—	32,047
2029	22,281	—	22,281
2030	18,335	—	18,335
Thereafter	44,924	—	44,924
Total undiscounted lease payments	$209,953	$7,759	$217,712
Less: Interest	46,015	892	46,907
Present value of lease liabilities	$163,938	$6,867	$170,805
The Company’s rent expense for the fiscal years ended December 31, 2025, 2024 and 2023 totaled $60.5 million, $53.9 million and $50.3 million, respectively. The Company entered into a finance lease during the year ended December 31, 2024. The amortization and interest related to this lease was not material in 2024.
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
The weighted average remaining lease terms and discount rates for all of our leases were as follows:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating Leases	5.75	6.05
Finance Leases	1.33	2.33
Weighted-average discount rate
Operating Leases	8.64%	8.9%
Finance Leases	9.90%	9.90%

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheets	December 31, 2025	December 31, 2024

Assets:
Operating lease right-of-use assets	Other non-current assets	$146,755	$191,639
Finance lease right-of-use assets	Other non-current assets	6,881	6,882
		$153,636	$198,521
Liabilities:
Operating lease liabilities - current	Other current liabilities	$37,854	$38,180
Operating lease liabilities - non-current	Other non-current liabilities	126,084	178,577
Finance lease liabilities - current	Other current liabilities	47	42
Finance lease liabilities - non-current	Other non-current liabilities	6,820	6,866
		$170,805	$223,665
Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,410	$47,688	$39,806
Operating cash flows from finance leases	676	447	—
Financing cash flows from finance leases	42	21	—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,834	$27,477	$61,560
Finance leases	—	6,883	—
Exit Costs
Altor - Subsequent to the acquisition of Lifoam in October 2024, Altor determined that they would shut down four of their facilities that had geographic overlap with Lifoam facilities. During the year ended December 31, 2025, Altor recorded approximately $10.3 million in exit costs related to the plant closures in selling general and administrative expense. The plant closures were finalized in the fourth quarter of 2025.
Arnold - During 2024, Arnold relocated two of its facilities located in Marengo, Illinois into one combined facility in Woodstock, Illinois. Arnold recorded $9.9 million in exit costs related to the move of which $9.3 million is recorded in selling, general and administrative expense and $0.6 million is recorded in costs of revenues in the consolidated statement of operations in the year ended December 31, 2024. An additional $2.9 million in expense was incurred related to the move to the new facility that were not classified as exit costs, for total expense of approximately $13.0 million in the year ended December 31, 2024. Arnold recorded an additional $0.9 million in costs in the year ended December 31, 2025 related to the relocation of the two facilities. The exit from the Marengo facility is now substantially complete.
Note Q — Related Party Transactions
The LLC has entered into related party transactions with its Manager, CGM, and Sostratus LLC, including the following:
•Management Services Agreement
•LLC Agreement
•Integration Services Agreements
•Cost Reimbursement and Fees

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Services Agreement
The LLC entered into a MSA with CGM effective May 16, 2006, as amended. Our Chief Executive Officer is a the managing member of CGM. The MSA, provides for, among other things, CGM to perform services for the LLC in exchange for a management fee paid quarterly. The management fee is required to be paid prior to the payment of any distributions to shareholders.
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
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA does not contain an express mechanism that permits the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provides that future payments under the MSA will be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. Due to the restrictions placed on payment of the management fee during under the Forbearance Agreements entered into during 2025 related to the 2022 Credit Facility, the Company paid $16.6 million less than the expense due during 2025, resulting in a total overpayment of management fees as of December 31, 2025 of $33.8 million. This amount was recorded as an asset "Due from CGM" that reduced the management fee expense for the year ended December 31, 2025. For the fourth quarter of 2025, the total management fee expense incurred totaled $14.3 million, of which $13.0 million was unpaid at December 31, 2025 and offset the amount due from CGM, resulting in a net receivable of $20.8 million at December 31, 2025. The Company intends to reduce the amount of management fees paid in future quarters until the overpayment has been fully recouped. The Board intends to direct the Company to establish a plan for recovering all such excess management fees paid to the Manager as soon as is reasonably practicable, balancing prompt recovery with the need to fund Manager’s ongoing management services to the Company. Refer to "Note T - Subsequent Events" for a description of the MSA amendment entered into between the Manager and the LLC on February 23, 2026.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025, 2024 and 2023, the Company incurred the following management fees to CGM, by entity:

	Year ended December 31,
(in thousands)	2025	2024	2023

5.11	$1,000	$1,000	$1,000
BOA	1,000	1,000	1,000
Lugano	313	750	750
PrimaLoft	1,000	1,000	1,000
The Honey Pot Co.	1,000	750	—
Velocity	500	500	500
Altor Solutions	750	750	750
Arnold	500	500	500
Sterno	500	500	500
Corporate (1)	11,374	68,017	61,945
	$17,937	$74,767	$67,945
(1) Total expense incurred at Corporate was reduced by $50.4 million in overpaid management fees in the fourth quarter of 2025.
Approximately $13.0 million and $18.0 million of the management fees incurred were unpaid as of December 31, 2025 and 2024, respectively, and are reflected in "Due to related party" on the consolidated balance sheets.
LLC Agreement
The LLC agreement gives the Allocation Interest Holders the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holders are entitled to receive and as such can elect to receive, if due pursuant to the profit allocation formula, an allocation payment upon a Sale Event and upon election of the Holders upon a Holding Event. Holders received $48.9 million and $26.5 million in distributions related to Sale and Holding Events that occurred during the years ended December 31, 2024 and 2023, respectively. There were no profit allocation payments during the year ended December 31, 2025. Refer to "Note K - Stockholders' Equity" for a description of the profit allocation payments.
The Lugano Bankruptcy was a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements as described in the 2024 Form 10-K/A.
Certain employees, including the Company’s Chief Executive Officer and Chief Financial Officer, former employees, and members of our Manager, along with the estate of former director of the Company’s Board and CGI Diversified Holdings, LP, an affiliate of CGI Magyar Holdings LLC, beneficially own the Allocation Interests through their ownership in Sostratus LLC.
Integration Services Agreements
Integration service fees are included in selling, general and administrative expense on the subsidiaries' statements of operations in the period in which they are incurred. Under the Integration Services Agreement ("ISA"), CGM provides services for new segment-level acquisitions to, amongst other things, assist the management at the acquired entities in establishing a corporate governance program, implement compliance and reporting requirements of the Sarbanes-Oxley Act of 2002, as amended, and align the acquired entity's policies and procedures with our other subsidiaries. The amendment to the Management Service Agreement entered into in January 2025 eliminated the payment of integration services for future acquisitions.
The Honey Pot Co., which was acquired in January 2024, entered into an ISA with CGM whereby The Honey Pot Co. will pay CGM a total integration services fee of $3.5 million, payable quarterly over a twelve-month period beginning June 30, 2024.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PrimaLoft, which was acquired in July 2022, entered into an ISA with CGM whereby PrimaLoft paid CGM a total integration services fee of $4.8 million, paid quarterly over a twelve-month period ended June 30, 2023.
During the years ended December 31, 2025, 2024 and 2023, CGM received $0.9 million, $2.6 million, and $2.4 million, respectively, in total integration service fees. Integration service fees are included in selling, general and administrative expense on the subsidiaries' statements of operations in the period in which they are incurred.
Cost Reimbursement and Fees
The Company reimbursed its Manager, CGM, approximately $7.0 million, $8.8 million, and $6.4 million, principally for occupancy and staffing costs incurred by CGM on the Company’s behalf during the years ended December 31, 2025, 2024 and 2023, respectively.
The Company and its businesses have the following significant related party transactions:
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. During the years ended December 31, 2025, 2024 and 2023, 5.11 purchased approximately $1.0 million, $1.4 million, and $1.7 million, respectively, in inventory from the vendor.
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
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. During the years ended December 31, 2025 and 2024 and 2023, BOA purchased approximately $44.8 million, $48.1 million and $42.1 million, respectively, from this supplier.
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
Related Party Vendor Purchases - Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024 and ended in the fourth quarter of 2025. Lugano had approximately $0.3 million and $7.0 million in net purchases during the years ended December 31, 2025 and December 31, 2024, respectively in inventory from the vendor.
Note R — Operating Segment Data
At December 31, 2025, the Company had eight reportable operating segments. Each operating segment represents a strategic business unit that offers different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
•5.11 is a global apparel, footwear, and gear company serving consumers who demand performance, durability, and versatility across work, training, and adventure. 5.11 is a brand known for innovation and authenticity and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
•BOA, creator of the award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has operations in Austria, China, South Korea, Japan and Vietnam.
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
•Altor Solutions is a designer and manufacturer of custom molded protective foam solutions and original equipment manufacturer components made from expanded polystyrene and expanded polypropylene. Altor provides products to a variety of end markets, including appliances and electronics, pharmaceuticals, health and wellness, automotive, building and other products. Altor is headquartered in St. Louis, Missouri and operates 19 molding and fabricating facilities across North America.
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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Lugano was an operating segment of the Company until November 16, 2025 when Lugano filed for bankruptcy and was deconsolidated. The results of operation of Lugano are included in the Summary of Operating Segments table and the Depreciation and Amortization table for the year ended December 31, 2025 for the period from January 1, 2025 through November 16, 2025. Segment profit is determined based on internal performance measures used by the CODM to assess the performance of each business. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. In comparison to the Consolidated Statements of Operations, selling, general and administrative expense is exclusive of stock-based compensation and acquisition costs, which are categorized to Other. Corporate consists of corporate overhead and management fees to CGM that are not allocated the Company's reportable segments. There were no significant inter-segment transactions.
Summary of Operating Segments

Year ended December 31, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	The Honey Pot	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$551,845	$190,489	$79,113	$76,512	$139,689	$76,416	$303,021	$150,967	$305,532	$1,873,584
Cost of revenues	256,474	68,127	33,322	27,661	62,530	52,969	228,572	115,316	214,221	1,059,192
Selling, general and administrative expense	231,831	49,887	89,339	20,765	43,501	19,417	44,390	29,070	36,621	564,821
Other (1)	12,101	22,436	34,335	24,161	18,318	5,424	15,430	3,065	12,093	147,363
Total segment operating income (loss)	51,439	50,039	(77,883)	3,925	15,340	(1,394)	14,629	3,516	42,597	102,208
Corporate										(91,098)
Total consolidated operating income										11,110
Interest expense, net										(175,270)
Amortization of debt issuance costs										(4,052)
Loss on debt extinguishment										(2,827)
Loss on deconsolidation										(111,876)
Other income (expense), net										(14,664)
Total consolidated income from continuing operations before income taxes										$(297,579)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation and impairment expense at Lugano of $31.5 million.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2024
(in thousands)	5.11	BOA	Lugano	PrimaLoft	The Honey Pot	Velocity	Altor	Arnold	Sterno	Total
Net revenues	$532,161	$190,811	$60,445	$74,226	$104,589	$96,427	$239,069	$171,837	$318,448	$1,788,013
Cost of revenues	258,941	71,593	24,192	27,660	53,335	70,074	172,801	125,733	233,265	1,037,594
Selling, general and administrative expense	222,560	49,590	94,730	18,346	32,517	25,070	30,235	35,538	37,495	546,081
Other (1)	11,814	22,462	3,364	24,196	20,626	15,440	14,285	3,017	16,242	131,446
Total segment operating income (loss)	38,846	47,166	(61,841)	4,024	(1,889)	(14,157)	21,748	7,549	31,446	72,892
Corporate										(87,760)
Total consolidated operating income										(14,868)
Interest expense, net										(122,802)
Amortization of debt issuance costs										(4,018)
Loss on sale of Crossman										(24,218)
Other income (expense), net										(143,304)
Total consolidated loss from continuing operations before income taxes										$(309,210)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, acquisition costs at THP and Altor, and goodwill impairment expense of $8.2 million for Velocity.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2023
(in thousands)	5.11	BOA	Lugano	PrimaLoft	Velocity	Altor	Arnold	Sterno	Total
Net revenues	$533,089	$155,825	$33,224	$67,053	$172,190	$238,030	$166,679	$323,830	$1,689,920
Cost of revenues	255,788	62,787	17,961	25,038	127,029	164,414	116,867	245,316	1,015,200
Selling, general and administrative expense	219,679	46,004	66,057	18,469	35,401	27,680	25,198	35,852	474,340
Other (1)	10,923	19,743	3,558	80,603	42,588	11,370	3,027	17,810	189,622
Total segment operating income (loss)	46,699	27,291	(54,352)	(57,057)	(32,828)	34,566	21,587	24,852	10,758
Corporate									(80,167)
Total consolidated operating income									(69,409)
Interest expense, net									(109,892)
Amortization of debt issuance costs									(4,038)
Other income (expense), net									(83,114)
Total consolidated income from continuing operations before income taxes									$(266,453)

(1)    Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, impairment expense at Lugano of $1.2 million and goodwill impairment expense of $57.8 million at PrimaLoft and $31.6 million at Velocity.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization Expense	Year ended December 31,
(in thousands)	2025	2024	2023
5.11	$21,749	$22,439	$25,714
BOA	20,356	20,795	22,659
Lugano	2,385	4,163	2,591
PrimaLoft	20,998	21,004	21,155
The Honey Pot Co.	16,388	15,022	—
Velocity Outdoor	5,499	8,024	13,100
Altor Solutions	25,985	19,631	16,495
Arnold	10,847	9,215	8,279
Sterno	14,261	18,415	19,541
Total	138,468	138,708	129,534
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs and debt premiums	4,052	4,018	4,038
Consolidated total	$142,520	$142,726	$133,572

	Accounts Receivable		Identifiable Assets
	December 31,		December 31
(in thousands)	2025	2024	2025 (1)	2024 (1)
5.11	$67,064	$59,461	$420,755	$413,831
BOA	3,971	2,357	209,388	219,283
Lugano	—	647	—	315,992
PrimaLoft	1,908	1,871	248,314	268,527
The Honey Pot Co.	21,348	18,579	268,162	284,208
Velocity	8,247	7,815	84,880	90,736
Altor Solutions	37,981	45,734	288,966	309,174
Arnold	25,501	24,912	126,276	126,035
Sterno	41,877	52,284	133,468	145,647
Sales allowance accounts	(5,010)	(6,488)	—	—
Total	202,887	207,172	1,780,209	2,173,433
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	160,667	20,901
Total	$202,887	$207,172	$1,940,876	$2,194,334
(1)    Does not include accounts receivable balances per schedule above or goodwill balances - refer to "Note H - Goodwill and Intangible Assets" for a schedule of goodwill by segment.
Geographic Information
Net Revenues
Revenues are attributable to countries based on the location of customers. Revenue attributable to any individual foreign country was not material in 2025, 2024 or 2023.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Assets
Several of the Company's operating segments have subsidiaries with assets located outside of the United States. The following table presents identifiable assets by geographic area:

Identifiable Assets	December 31,
(in thousands)	2025	2024
United States	$1,831,660	$2,091,138
Europe	61,408	64,046
Other international	47,808	39,150
Total identifiable assets	$1,940,876	$2,194,334

Note S – Unaudited Quarterly Financial Data
Unaudited Quarterly Financial Data
The following tables present the unaudited quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements and all necessary material adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the unaudited quarterly financial data. The quarterly results of operations for these periods are not necessarily indicative of future results of operations. Typically, the first quarter of each fiscal year has the lower results than the remainder of the year, representing the Company's weakest quarter due to seasonality at our businesses. The per share calculations for each of the quarters are based on the weighted average number of shares for each period using the two class method, which requires companies to allocate participating securities that have rights to earnings that otherwise would have been available only to common shareholders as a separate class of securities in calculating earnings per share; therefore, the sum of the quarters will not equal to the full year per share amount.

(in thousands)	December 31, 2025 (2)	September 30, 2025	June 30, 2025 (1)	March 31, 2025
Total revenues	$468,557	$472,562	$478,690	$453,775
Gross profit	202,104	207,715	208,541	196,032
Operating income (loss)	45,974	(11,067)	(27,238)	3,441
Loss from continuing operations attributable to Holdings	(71,770)	(73,492)	(54,022)	(30,037)
Gain (loss) on sale of discontinued operations attributable to Holdings, net of tax	580	(523)	2,805	44
Net loss attributable to Holdings	$(71,190)	$(74,015)	$(51,217)	$(29,993)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(1.21)	$(1.20)	$(0.92)	$(0.59)
Discontinued operations	0.01	(0.01)	0.04	—
Basic and fully diluted income (loss) per share attributable to Holdings	$(1.20)	$(1.21)	$(0.88)	$(0.59)
(1)    The Company recorded impairment of long-lived assets of $31.5 million in the second quarter of 2025. Refer to "Note H - Goodwill and Intangible Assets" for further description.
(2)     The Company recorded a loss on deconsolidation of $111.9 million due to the Lugano Bankruptcy in the fourth quarter of 2025. Refer to "Note C - Deconsolidation" for further description.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2024 (4)	September 30, 2024 (3)	June 30, 2024 (3)	March 31, 2024 (1) (2)
Total revenues	$493,929	$456,553	$426,705	$410,826
Gross profit	190,649	196,633	188,185	174,952
Operating income	(18,561)	8,320	7,480	(12,107)
Loss from continuing operations attributable to Holdings	(46,927)	(35,536)	(74,159)	(60,175)
Income (loss) from discontinued operations attributable to Holdings	(5,285)	(496)	1,107	653
Gain on sale of discontinued operations attributable to Holdings, net of tax	8,612	—	—	3,345
Net income (loss) attributable to Holdings	$(43,600)	$(36,032)	$(73,052)	$(56,177)

Basic and fully diluted income (loss) per share attributable to Holdings:
Continuing operations	$(0.78)	$(0.61)	$(1.13)	$(1.57)
Discontinued operations	0.04	(0.01)	0.01	0.05
Basic and fully diluted income (loss) per share attributable to Holdings	$(0.74)	$(0.62)	$(1.12)	$(1.52)
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
Note T - Subsequent Events
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
Amendment of Management Services Agreement
On February 23, 2026, the LLC and CGM amended the MSA by entering into an Eighth Amended and Restated Management Services Agreement (the “MSA Amendment”), which provides the following, along with certain other changes:
•the Manager shall repay the over-paid management fees on the applicable management fee payment dates absent written consent of the Company otherwise;
•to ensure the Manager is sufficiently funded to continue delivering services to the Company, the Company may, in its sole discretion, elect to pay the Manager all or a portion of the management fee that would otherwise be due in respect of a fiscal quarter (“Company Paid Amounts”), notwithstanding that a balance of over-paid management fees remains outstanding, so long as any Company Paid Amounts bear interest as agreed by the parties;

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•if the Company outsources services to a third-party service provider, such outsourced services shall be excluded from the services provided by the Manager and the management fees will be reduced, on a dollar-for-dollar basis, by the fees paid by the Company for certain of such outsourced services;
•any individuals seconded from the Manager to the Company shall serve on a substantially full-time basis and shall not devote material time and attention to other business activities without the approval of the Company;
•the Board may prohibit any individual or entity from providing services to the Company based on its good faith judgment in the best interest of the Company;
•no employee, delegate or appointee of the Manager shall bind, or represent to third parties that he or she has the authority to bind, the Company or any of its subsidiaries, without due authorization of the Company; and
•the Manager shall indemnify the Company to substantially the same extent as the Company indemnifies the Manager.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in thousands)	Balance at beginning of Year	Charge to costs and expense	Other (1) (2)	Deductions	Balance at end of Year
Sales allowance accounts - 2025	$6,488	$1,765	$—	$3,243	$5,010
Sales allowance accounts - 2024	$7,201	$2,051	$199	$2,963	$6,488
Sales allowance accounts - 2023	$8,308	$134	$(41)	$1,200	$7,201

Valuation allowance for deferred tax assets - 2025	$181,962	$205,274	$(145,618)	$38,829	$202,789
Valuation allowance for deferred tax assets - 2024	$84,334	$97,920	$—	$292	$181,962
Valuation allowance for deferred tax assets - 2023	$50,149	$46,109	$—	$11,924	$84,334

(1)Sales allowance accounts - represents opening allowance balances related to acquisitions made during the period indicated.
(2)Valuation allowance for deferred tax assets - represents valuation allowance at Lugano which was deconsolidated in the fourth quarter of 2025.

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

4.8
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of March 23, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on September 10, 2025 (File No. 000-34927)).

4.9
Indenture between Compass Group Diversified Holdings LLC and U.S. Bank National Association, dated as of November 17, 2021 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 17, 2021 (File No. 001-34927)).

4.10
First Supplemental Indenture, dated as of January 15, 2025, to the Indenture dated as of November 17, 2021 between Compass Group Diversified Holdings LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on January 15, 2025 (File No. 000-34927)).

4.11
Second Supplemental Indenture, dated as of September 9, 2025, to the Indenture dated as of November 17, 2021, as amended, by and between Compass Group Diversified Holdings LLC and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on September 10, 2025 (File No. 001-34927)).

4.12*	Description of Securities
10.1
Subscription Agreement dated August 24, 2011, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and CGI Magyar Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 25, 2011(File No. 001-34927)).

10.2
Seventh Amended and Restated Management Service Agreement by and between Compass Group Diversified Holdings LLC, and Compass Group Management LLC, dated as of January 15, 2025 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 15, 2025 (File No. 001-34927))

10.3†
Separation Agreement and General Release, dated September 12, 2024, between Compass Group Management LLC and Ryan Faulkingham (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 17, 2024 (File No. 001-34927)).

10.4†
Employment Agreement dated August 31, 2024 between Compass Group Management LLC and Stephen Keller (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 26, 2024 (File No. 001-34927)).

10.5†	First Amended and Restated Employment Agreement dated January 13, 2025 between Compass Group Management LLC and Stephen Keller.
10.6
Third Amended and Restated Credit Agreement among Compass Group Diversified Holdings LLC, the financial institutions party thereto and Bank of America, N.A., dated as of July 12, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2022 (File No. 001-34927).

10.7
First Incremental Facility Amendment, dated January 9, 2025, by and among Compass Diversified Holdings LLC, Bank of America, N.A., and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 10, 2025 (File No. 001-34927)).

10.8
Forbearance Agreement and Second Amendment to Credit Agreement, dated May 22, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 27, 2025 (File No. 001-34927))

10.9
Second Forbearance Agreement and Third Amendment to Credit Agreement, dated July 25, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 28, 2025 (File No. 001-34927)).

INDEX TO EXHIBITS

Exhibit Number	Description
10.10
Forbearance Agreement, dated August 29, 2025, by and among Compass Group Diversified Holdings LLC, the Forbearing Noteholders thereto, and U.S. Bank National Association, in its capacity as Trustee under the Indenture dated March 23, 2021 and Indenture dated November 17, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 2, 2025 (File No. 001-34927)).

10.11
Third Forbearance Agreement, dated October 10, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 10, 2025 (File No. 001-34927)).

10.12
Fourth Forbearance Agreement and Fourth Amendment to Credit Agreement, dated November 7, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 24, 2025 (File No. 001-34927)).

10.13
Fifth Forbearance Agreement, dated November 24, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 24, 2025 (File No. 001-34927)).

10.14
Fifth Amendment to Credit Agreement and Limited Waiver Agreement, dated December 19, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 19, 2025 (File No. 001-34927)).

10.15
Fifth Amendment Transaction Letter, dated December 19, 2025, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on December 19, 2025 (File No. 001-34927)).

10.16
Subscription Agreement, dated December 15, 2023, by and among Compass Group Diversified Holdings LLC, Compass Diversified Holdings and Allspring Special Small Cap Value Fund (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2023 (File No. 001-34927)).

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