Form 10-Q
period 2026-03-31
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2026-05-06
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, there were 75,235,966 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended March 31, 2026

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
•the "2022 Credit Facility" refers to the third amended and restated credit agreement entered into on July 12, 2022, as further amended, among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (the "agent");
•the "LLC Agreement" refers to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021, as further amended;
•the “Management Services Agreement” or “MSA” refer to the Management Services Agreement with CGM effective May 16, 2006, as amended; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together;
•the “2025 Form 10-K” refers to the Company’s Form 10-K for the fiscal year ended December 31, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2026.

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
The Lugano Investigation and related matters significantly affected the Company during 2025 and continued to affect the Company during the first quarter of 2026. In November 2025, Lugano and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, Lugano was deconsolidated from the Company’s consolidated financial statements as of the bankruptcy filing date. The Company also incurred significant professional fees and other expenses related to the Lugano Investigation, the preparation of restated and delayed periodic financial statements, related litigation and investigations, financing arrangements and internal control remediation. In addition, the Company suspended its quarterly cash distribution on its common shares in 2025, and its ability to access the capital markets, including through its at-the-market equity programs, was limited in light of these events.
This Form 10-Q should be read in conjunction with the Company’s 2025 Form 10-K for additional information regarding the Lugano Investigation and restatement, the deconsolidation of Lugano, related financing arrangements, internal control remediation efforts and related risks.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operations, net income, leverage, Adjusted EBITDA, and Adjusted Earnings, our deleveraging efforts and ability to make quarterly distributions, and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission (“SEC”) February 27, 2026 as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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
•the amount and timing of any recoveries, if any, on our intercompany loan to Lugano, and the risk associated with our secured position being challenged in bankruptcy proceedings, including through claims seeking to subordinate or recharacterize our claim, and adverse outcomes that could materially reduce or eliminate recoveries;
•claims or causes of action asserted by parties in interest in the bankruptcy proceedings or other third parties against us and/or our directors and officers arising out of or relating to Lugano and the bankruptcy proceedings, which could result in substantial defense costs, potential liability or settlement payments, and could further reduce the net amount and timing of any recoveries;
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
•our ability to regain compliance with NYSE continued listing requirements;
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
Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of the risks that could cause our actual results to differ appears under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and the 2025 Form 10-K.
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(in thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,747	$68,015
Accounts receivable, net	190,282	202,887
Inventories, net	375,337	404,102
Prepaid expenses and other current assets	63,835	78,398
Due from related parties (refer to Note N)	11,487	20,757
Due from unconsolidated affiliate (refer to Note B)	71,000	71,000
Current assets held for sale	131,610	—
Total current assets	904,298	845,159
Property, plant and equipment, net	190,799	209,742
Goodwill	830,902	895,421
Intangible assets, net	839,578	892,811
Due from unconsolidated affiliate, long-term (refer to Note B)	26,000	26,000
Other non-current assets	172,267	170,051
Total assets	$2,963,844	$3,039,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$71,836	$96,335
Accrued expenses	149,099	163,265
Current portion, long-term debt	41,250	37,500
Other current liabilities	48,131	52,519
Current liabilities held for sale	28,669	—
Total current liabilities	338,985	349,619
Deferred income taxes	98,865	104,189
Long-term debt	1,818,998	1,839,817
Other non-current liabilities	176,600	171,896
Total liabilities	2,433,448	2,465,521
Commitments and contingencies (refer to Note M)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 20,109 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.
Series A preferred shares, no par value; 4,678 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	112,010	112,010
Series B preferred shares, no par value; 7,524 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	177,771	177,771
Series C preferred shares, no par value; 7,907 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	188,049	188,049
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at March 31, 2026 and December 31, 2025, respectively.	1,288,951	1,288,951
Treasury shares, at cost	(18,910)	(18,910)
Accumulated other comprehensive income (loss)	(108)	738
Accumulated deficit	(1,347,058)	(1,306,585)
Total stockholders’ equity attributable to Holdings	400,705	442,024
Noncontrolling interest	128,396	131,639
Noncontrolling interest held for sale	1,295	—
Total stockholders’ equity	530,396	573,663
Total liabilities and stockholders’ equity	$2,963,844	$3,039,184
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Net revenues	$426,855	$453,775
Cost of revenues	237,497	257,743
Gross profit	189,358	196,032
Operating expenses:
Selling, general and administrative expense	132,010	150,377
Management fees	15,934	18,863
Amortization expense	22,844	23,351
Impairment expense	20,500	—
Operating income (loss)	(1,930)	3,441
Other income (expense):
Interest expense, net	(27,495)	(35,851)
Amortization of debt issuance costs	(2,047)	(1,125)
Other income (expense), net	7,705	(13,681)
Loss from continuing operations before income taxes	(23,767)	(47,216)
Provision for income taxes	7,064	2,538
Loss from continuing operations	(30,831)	(49,754)
Gain on sale of discontinued operations, net of income taxes	157	44
Net loss	(30,674)	(49,710)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	85	(19,717)
Net loss attributable to Holdings	$(30,759)	$(29,993)

Amounts attributable to Holdings
Loss from continuing operations	$(30,916)	$(30,037)
Gain on sale of discontinued operations, net of income tax	157	44
Net loss attributable to Holdings	$(30,759)	$(29,993)

Basic income (loss) per common share attributable to Holdings (refer to Note H)
Continuing operations	$(0.62)	$(0.59)
Discontinued operations	—	—
Basic loss per common share attributable to Holdings (refer to Note H)	$(0.62)	$(0.59)

Basic weighted average number of shares of common shares outstanding	75,236	75,236

Cash distributions declared per Trust common share (refer to Note H)	$—	$0.25

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Net loss	$(30,674)	$(49,710)
Other comprehensive income (loss)
Foreign currency translation adjustments	(444)	(244)
Pension benefit liability, net	(402)	1,494
Other comprehensive income (loss)	(846)	1,250
Total comprehensive loss, net of tax	(31,520)	(48,460)
Less: Net income (loss) attributable to noncontrolling interests	85	(19,717)
Less: Other comprehensive loss attributable to noncontrolling interests	(19)	(346)
Total comprehensive loss attributable to Holdings, net of tax	$(31,586)	$(28,397)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Non- Controlling Interest Held for Sale	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2025	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(1,004,975)	$(5,337)	$678,620	$(148,046)	$—	$530,574
Net loss	—	—	—	—	—	(29,993)	—	(29,993)	(19,717)	—	(49,710)
Total other comprehensive income, net	—	—	—	—	—	—	1,250	1,250	—	—	1,250
Issuance of Trust common shares	—	—	—	(35)	—	—	—	(35)	—	—	(35)
Issuance of Trust preferred shares	2,748	29,206	26,183	—	—	—	—	58,137	—	—	58,137
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,012	—	4,012
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	1,362	—	1,362
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(4,665)	—	(4,665)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(37)	—	(37)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,809)	—	(18,809)	—	—	(18,809)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(8,434)	—	(8,434)	—	—	(8,434)
Balance — March 31, 2025	$111,907	$177,112	$187,950	$1,288,975	$(18,910)	$(1,062,211)	$(4,087)	$680,736	$(167,091)	$—	$513,645

Balance — January 1, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,306,585)	$738	$442,024	$130,627	$1,012	$573,663
Net income (loss)	—	—	—	—	—	(30,759)	—	(30,759)	9	76	(30,674)
Total other comprehensive loss, net	—	—	—	—	—	—	(846)	(846)	—	—	(846)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	2,352	207	2,559
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	4,875	—	4,875
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(9,456)	—	(9,456)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(11)	—	(11)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(9,714)	—	(9,714)	—	—	(9,714)
Balance — March 31, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,347,058)	$(108)	$400,705	$128,396	$1,295	$530,396

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(30,674)	$(49,710)
Gain on sale of discontinued operations	157	44
Loss from continuing operations	(30,831)	(49,754)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	11,902	12,301
Amortization expense - intangibles	22,844	23,351
Amortization of debt issuance costs	2,047	1,125
Impairment expense	20,500	—
Noncontrolling stockholder stock based compensation	2,559	4,012
Provision for receivable and inventory reserves	447	(26)
Deferred income taxes	(3,543)	(6,874)
Gain on sale-leaseback	(10,383)	—
Other	652	(912)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,913)	7,940
Inventories	7,202	(27,839)
Other current and non-current assets	13,035	5,768
Accounts payable and accrued expenses	(9,604)	1,560
Cash provided by (used in) operating activities	23,914	(29,348)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	495
Purchases of property and equipment	(5,107)	(13,100)
Proceeds from sale of businesses	157	44
Other investing activities	11,176	(361)
Cash provided by (used in) investing activities	6,226	(12,922)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	—	(35)
Proceeds and expenses from issuance of Trust preferred shares, net	—	58,137
Borrowings - revolving credit facility	24,000	50,000
Repayments - revolving credit facility	(24,000)	(160,000)
Borrowings - term loan	—	200,000
Principal payments - term loan	(18,500)	(3,750)
Subsidiary financing arrangements - borrowings	—	24,007
Subsidiary financing arrangements - repayments	—	(8,361)
Distributions paid - common shares	—	(18,809)
Distributions paid - preferred shares	(9,714)	(8,434)
Net proceeds provided by noncontrolling shareholders	4,875	1,362
Purchase of noncontrolling interest	(9,456)	(4,665)
Debt issuance costs	—	(1,199)
Other	(14)	(13)
Net cash provided by (used in) financing activities	(32,809)	128,240
Foreign currency impact on cash	(163)	606
Net (decrease) increase in cash and cash equivalents	(2,832)	86,576
Cash and cash equivalents — beginning of period	68,015	59,659
Cash and cash equivalents — end of period (1)	$65,183	$146,235

Supplemental Cash Flow Disclosure:
Non-cash financing activities (2)	$—	$3,730
(1) Includes cash from assets held for sale of $4.4 million at March 31, 2026.
(2) Represents the non-cash settlement of subsidiary financing arrangements.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2026

Note A - Presentation and Principles of Consolidation
Compass Diversified Holdings, a Delaware statutory trust (the "Trust") and Compass Group Diversified Holdings LLC, a Delaware limited liability company (the "LLC"), were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. Collectively, Compass Diversified Holdings and Compass Group Diversified Holdings, LLC are referred to as the "Company". In accordance with the Third Amended and Restated Trust Agreement, dated as of August 3, 2021 (as further amended and restated, the "Trust Agreement"), the Trust is sole owner of 100% of the Trust Interests (as defined in the LLC’s Sixth Amended and Restated Operating Agreement, dated as of August 3, 2021 (as further amended and restated, the "LLC Agreement")) of the LLC and, pursuant to the LLC Agreement, the LLC has, outstanding, the identical number of Trust Interests as the number of outstanding common shares of the Trust. The LLC is the operating entity with a board of directors and other corporate governance responsibilities, similar to that of a Delaware corporation. The Trust does not have operations independent of acting as the parent company of the LLC.

The LLC is a controlling owner of eight businesses, or operating segments, at March 31, 2026. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. Refer to Note O - "Operating Segment Data" for further discussion of the operating segments. Lugano Holding, Inc. ("Lugano") was an operating segment of the Company until November 16, 2025 when Lugano was deconsolidated. Refer to "Note B - Dispositions" for further discussion of the accounting for Lugano. Compass Group Management LLC, a Delaware limited liability Company ("CGM" or the "Manager"), manages the day to day operations of the LLC and oversees the management and operations of our businesses pursuant to a management services agreement (the "Management Services Agreement" or "MSA").
Basis of Presentation
The condensed consolidated financial statements for the three month periods ended March 31, 2026 and March 31, 2025 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company.
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

Recently Adopted Accounting Pronouncements
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance will require, among other things, the following for public business entities: (i) enhanced disclosures of specific categories of reconciling items included in the rate reconciliation, as well as additional information for any of these items meeting certain qualitative and quantitative thresholds; (ii) disclosure of the judgment used in categorizing them if not otherwise evident; and (iii) enhanced disclosures for income taxes paid, which includes federal, state, and foreign taxes, as well as for individual jurisdictions over a certain quantitative threshold. The amendments in ASU 2023-09 eliminate the requirement to disclose the nature and estimate of the range of the reasonably possible change in unrecognized tax benefits for the 12 months after the balance sheet date. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the 2025 annual period.
Recently Issued Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40). This guidance will require the disclosure of disaggregation of certain relevant expenses presented in the consolidated statements of operations, including inventory purchases, employee compensation, selling expense and depreciation expense. The guidance is effective for our annual period ending December 31, 2027 and interim periods thereafter. The Company is currently evaluating the impact this standard will have on the consolidated financial statements.
Note B — Dispositions
Lugano
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
Separately, prior to the bankruptcy filing, the Company had outstanding intercompany indebtedness owed by Lugano (the "Lugano intercompany loan"), including amounts that were secured by certain Lugano assets. Because intercompany balances are eliminated in consolidation, the fair value of intercompany indebtedness owed by Lugano to the Company was recognized upon deconsolidation in accordance with ASC 810. Any expected recovery (or lack thereof) on the secured claim is reflected through the measurement of the receivable/claim due from affiliate (including any impairment or allowance), rather than through the fair value of any retained equity interest.
The Company recorded a receivable based on management's estimate of recoveries expected from the Lugano bankruptcy proceedings with respect to the Company’s senior secured receivable/claim against Lugano as of the deconsolidation date, measured using the fair value option under ASC 825. The receivable is measured at fair value at each reporting date, and changes in fair value are recognized in earnings in the period in which they occur. The determination of fair value requires the use of significant judgment and estimates, and may be affected by developments related to the Lugano bankruptcy proceedings. As a result, the carrying amount of the receivable, and the related impact on the Company’s results of operations, may fluctuate from period to period. At March 31, 2026 and December 31, 2025, the receivable due from unconsolidated affiliate was estimated to have a value of $97.0 million, with $71.0 million classified as current and $26.0 million classified as noncurrent in the condensed consolidated balance sheet. The classification between current and noncurrent is based on management’s estimate of the timing of expected cash receipts from the Lugano bankruptcy proceedings. Refer to "Note J - Fair Value Measurements" for additional information.
The following table summarizes Lugano's results of operations that are included in the Company's consolidated results of operations for the period from January 1, 2025 through March 31, 2025:

(in thousands)	Three months ended March 31, 2025
Net sales	$26,845
Gross profit	$13,178
Operating loss	$(13,659)
Net loss from operations before income taxes (1)	$(36,050)
Provision for income taxes	$(256)
Net loss	$(35,794)
(1) The results of operations for the three months ended March 31, 2025 exclude $15.8 million of intercompany interest expense which is eliminated in consolidation.
Sterno
On March 28, 2026, the LLC, in its capacity as the representative (the “Stockholder Representative”) of the holders (the “Sterno Stockholders”) of common stock of Sterno, a majority owned subsidiary of the LLC, and for the limited purposes of the Rimports Distribution (as defined below), entered into a definitive Agreement and Plan of Merger (the “Sterno Agreement”) with WCHG Buyer, Inc. (“Parent”), WCHG Heat Merger Sub, Inc. (“Merger Sub”) and Sterno, pursuant to which (i) Parent will acquire all of the issued and outstanding equity securities of Sterno (which is the parent company for both a food service business and home fragrance business) through the merger of Merger Sub with and into Sterno, with Sterno surviving the merger and becoming a wholly owned subsidiary of Parent (the “Merger”), and (ii) on the day immediately prior to the closing of the Merger, Sterno will cause the distribution of all the limited liability company interests of its indirect wholly owned subsidiary Rimports, LLC (“Rimports”), which is the holding company of Sterno’s home fragrance business, to the Sterno Stockholders (the “Rimports Distribution”), and Rimports will remain a majority owned subsidiary of the LLC. The sale price of Sterno will be based on an enterprise value of $292.5 million and will be subject to certain adjustments based on matters such as transaction expenses, change-of-control payments, and the net working capital, cash and debt balances of Sterno and its subsidiaries (excluding Rimports and its subsidiaries) (the “Target Companies”) at the time of the closing. The LLC owns approximately 92% of the outstanding stock of Sterno on a fully diluted basis. The proceeds received by the Company will be used to pay down outstanding debt under the Company’s senior credit facility.
The sale of Sterno met the criteria for Sterno to be presented as held for sale at March 31, 2026. The Rimports business, which will remain a majority owned subsidiary of the Company, is not included in the held for sale presentation in the condensed consolidated balance sheet. The following table presents summary balance sheet information of Sterno that is presented as held for sale as of March 31, 2026 (in thousands):

March 31, 2026
Assets:
Cash and cash equivalents	$4,436
Accounts receivable, net	16,982
Inventories	20,876
Prepaid expenses and other current assets	1,427
Current assets held for sale	$43,721
Property, plant and equipment, net	10,686
Goodwill	44,019
Intangible assets, net	30,893
Other non-current assets	2,291
Non-current assets held for sale (1)	$87,889
Liabilities:
Accounts payable	14,005
Accrued expenses	10,614
Other current liabilities	1,033
Current liabilities held for sale	$25,652
Deferred income taxes	1,832
Other non-current liabilities	1,185
Non-current liabilities held for sale (1)	$3,017
Noncontrolling interest held for sale	$1,295
(1) The closing of the transaction is expected to occur in the second quarter of 2026, and therefore all assets and liabilities have been classified as current on the consolidated balance sheet as of March 31, 2026.
Note C — Revenue
The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Disaggregated Revenue - The Company disaggregates revenue by operating segment and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation in the tables below reflects where revenue is earned based on the shipping address of our customers unless otherwise noted. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents the Company’s reportable segments and offers different products and services. The results of operations of Lugano are included in the Company's consolidated results of operations for the period from January 1, 2025 through November 16, 2025 and therefore in the disaggregation of revenue by reportable segment in the table below only for the three months ended March 31, 2025.

The following tables provide disaggregation of revenue by reportable segment geography for the three months ended March 31, 2026 and 2025 (in thousands):

Three months ended March 31, 2026
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$101,217	$4,435	$7,561	$4,238	$6,521	$123,972
BOA (1)	15,557	10	26,545	9,920	75	52,107
PrimaLoft	182	—	904	20,416	414	21,916
The Honey Pot Co.	45,157	—	—	—	2	45,159
Velocity Outdoor	13,356	—	12	7	451	13,826
Altor	62,094	2,548	—	—	—	64,642
Arnold	24,879	55	11,697	2,583	969	40,183
Sterno	62,320	—	942	—	1,788	65,050
Total	$324,762	$7,048	$47,661	$37,164	$10,220	$426,855

Three months ended March 31, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$104,841	$4,964	$7,910	$3,918	$7,737	$129,370
BOA (1)	14,326	—	23,809	10,681	61	48,877
Lugano	22,367	—	1,163	95	3,220	26,845
PrimaLoft	331	—	770	22,218	326	23,645
The Honey Pot Co.	36,177	—	—	—	14	36,191
Velocity Outdoor	12,894	—	39	—	268	13,201
Altor	70,568	5,689	—	—	—	76,257
Arnold	21,993	71	9,459	1,630	855	34,008
Sterno	62,862	—	803	—	1,716	65,381
Total	$346,359	$10,724	$43,953	$38,542	$14,197	$453,775
(1)For BOA, revenue reflects the location of the Brand Partners of the business.
Note D — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Machinery and equipment	$259,612	$288,698
Furniture, fixtures and other	69,055	70,452
Leasehold improvements	99,178	99,449
Buildings and land	3,726	11,805
Construction in process	21,365	22,474
	452,936	492,878
Less: accumulated depreciation	(262,137)	(283,136)
Total	$190,799	$209,742
Depreciation expense was $11.9 million and $12.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Inventory
Inventory is comprised of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$61,258	$71,641
Work-in-process	19,079	16,667
Finished goods	321,578	347,196
Less: obsolescence reserve	(26,578)	(31,402)
Total	$375,337	$404,102
Note E — Goodwill and Other Intangible Assets
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
2026 Annual Impairment Testing
For the Company’s annual goodwill impairment test as of March 31, 2026, the Company performed a qualitative assessment of its reporting units with goodwill balances to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. Based on this assessment, the Company concluded that it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying amount, except the PrimaLoft reporting unit. As a result, the Company performed a quantitative goodwill impairment test for the PrimaLoft reporting unit.
The Company estimated the fair value of the PrimaLoft reporting unit using a combination of the income approach (discounted cash flow method) and the market approach (guideline company multiples). Significant assumptions used in the quantitative test included, among others, projected revenue growth, operating margins, the terminal growth rate and the discount rate, each of which reflects management’s best estimates based on historical performance, current market conditions and expectations of future operating performance. The discount rate used in the income approach was 13.4%. The quantitative test indicated that the fair value of the PrimaLoft reporting unit was less than its carrying amount; accordingly, the Company recorded a goodwill impairment charge of $20.5 million during the three months ended March 31, 2026, which is included in operating income/(loss) in the consolidated statements of operations.
2025 Annual Impairment Testing
For the Company's annual impairment testing at March 31, 2025, the Company performed a qualitative assessment of our reporting units with goodwill balances. The results of the qualitative analysis indicated that it was more-likely-than-not that the fair value of each of the reporting units tested except the PrimaLoft reporting unit exceeded their carrying value. Based on the Company's analysis, the Company determined that the PrimaLoft reporting unit required quantitative testing because we could not conclude that the fair value of this reporting unit significantly exceeded the carrying value based on qualitative factors alone. The Company performed a quantitative test of PrimaLoft using an income approach and a market approach to determine the fair value of the PrimaLoft reporting unit. The discount rate used in the income approach was 11.3%. The results of the testing indicated that the fair value of PrimaLoft exceeded the carrying value by 12.1%.

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
The following is a summary of the net carrying amount of goodwill at March 31, 2026 and December 31, 2025, is as follows (in thousands):

	March 31, 2026	December 31, 2025
Goodwill - gross carrying amount	$1,006,729	$1,050,748
Accumulated impairment losses (1)	(175,827)	(155,327)
Goodwill - net carrying amount	$830,902	$895,421
(1) Comprised of accumulated goodwill impairment expense of $72.7 million at Velocity, $24.9 million at Arnold and $78.3 million at PrimaLoft.
The following is a reconciliation of the change in the carrying value of goodwill for the three months ended March 31, 2026 by operating segment (in thousands):

	Balance at January 1, 2026	Goodwill Impairment	Other	Balance at March 31, 2026
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
PrimaLoft	232,536	(20,500)	—	212,036
The Honey Pot Co.	107,039	—	—	107,039
Velocity Outdoor	—	—	—	—
Altor	114,124	—	—	114,124
Arnold	39,267	—	—	39,267
Sterno (1)	55,336	—	(44,019)	11,317
Total	$895,421	$(20,500)	$(44,019)	$830,902
(1) The goodwill balance allocated to the Sterno food service product division is classified as held for sale at March 31, 2026. The balance at March 31, 2026 represents the goodwill balance of the Rimports product division.
Long lived assets
Annual indefinite lived impairment testing
The Company used a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company's indefinite lived intangible asset consists of a trade name at the Sterno reporting unit that is classified as held for sale at March 31, 2026. The Company evaluated the qualitative factors of the indefinite lived intangible asset in connection with the annual impairment testing for 2026 and 2025. Results of the qualitative analysis indicate that it is more likely than not that the fair value of the reporting unit that maintains an indefinite lived intangible asset exceeded the carrying value.

Other intangible assets are comprised of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$710,654	$(314,786)	$395,868	$772,137	$(362,737)	$409,400
Technology and patents	201,435	(96,495)	104,940	201,049	(92,853)	108,196
Trade names, subject to amortization	454,203	(115,948)	338,255	453,512	(109,665)	343,847
Non-compete agreements	1,588	(1,573)	15	1,588	(1,530)	58
Other contractual intangible assets	90	(90)	—	210	(210)	—
Total	1,367,970	(528,892)	839,078	1,428,496	(566,995)	861,501
Trade names, not subject to amortization (1)	—	—	—	30,810	—	30,810
In-process research and development (2)	500	—	500	500	—	500
Total intangibles, net	$1,368,470	$(528,892)	$839,578	$1,459,806	$(566,995)	$892,811
(1) The indefinite lived trade name is classified as held for sale at March 31, 2026.
(2) In-process research and development is considered indefinite lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $22.8 million and $23.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2026 and the next four years, is as follows (in thousands):

2026	2027	2028	2029	2030

$67,694	$81,600	$79,499	$79,377	$79,217
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
Note F — Warranties
The Company’s BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the three months ended March 31, 2026 and the year ended December 31, 2025 is as follows (in thousands):

Warranty liability	Three months ended March 31, 2026	Year ended December 31, 2025

Beginning balance	$1,293	$1,121
Provision for warranties issued during the period	387	2,399
Fulfillment of warranty obligations	(493)	(2,227)
Ending balance	$1,187	$1,293
Note G — Debt
2022 Credit Facility
The LLC is party to a Third Amended and Restated Credit Agreement, dated July 12, 2022, as amended from time to time, which we refer to as the “2022 Credit Facility.” As of March 31, 2026, the 2022 Credit Facility provided for revolving loans, swing line loans and letters of credit in an aggregate amount of up to $100.0 million, and term loans with an aggregate principal amount of $534.0 million outstanding. At March 31, 2026, there were no revolving borrowings outstanding under the 2022 Credit Facility, and net availability for revolving loans and letters of credit under the 2022 Credit Facility was approximately $99.1 million, after giving effect to approximately $0.9 million of outstanding letters of credit. Amounts outstanding under the 2022 Credit Facility mature on July 12, 2027.
Borrowings bear interest at either a base rate or Term SOFR, plus an applicable margin based on the Company’s Consolidated Total Leverage Ratio, which applicable margin ranges from 0.50% to 2.25% for borrowings bearing interest based on the base rate and from 1.50% to 3.25% for borrowings bearing interest based on Term SOFR. The 2022 Credit Facility is secured by substantially all assets of the Company, including equity interests in, and loans to, its consolidated subsidiaries, and contains customary affirmative and negative covenants, financial covenants, restrictions on certain restricted payments and management fee payments, enhanced reporting requirements, and requirements to use net cash proceeds from certain dispositions and deleveraging transactions to repay indebtedness. In addition, on December 19, 2025, the LLC entered into a Fifth Amendment to the 2022 Credit Facility (the “Fifth Amendment”) and a related transaction letter (the “Transaction Letter”) and, pursuant to the Transaction Letter, if (i) the Consolidated Total Leverage Ratio is not less than 4.50:1.00 and (ii) the Consolidated Senior Secured Leverage Ratio is not less than 1:00 to 1:00, as of the last day of the fiscal quarters ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, respectively, the Company is required to pay to the Administrative Agent, for the ratable benefit of the Lenders, the milestone fees in the amount of $5,000,000, $6,500,000, $8,000,000 and $9,500,000, respectively, subject to certain conditions.
Senior Notes
The Company has outstanding $1,029.4 million aggregate principal amount of 5.250% Senior Notes due April 15, 2029 (the “2029 Senior Notes”) and $308.8 million aggregate principal amount of 5.000% Senior Notes due January 15, 2032 (the “2032 Senior Notes”), which we refer to collectively as the “Senior Notes.” Interest on the 2029 Senior Notes is payable in cash semi-annually on April 15 and October 15 of each year, and interest on the 2032 Senior Notes is payable in cash semi-annually on January 15 and July 15 of each year. The outstanding principal amounts of the Senior Notes reflect paid-in-kind payments made in 2025 in connection with an indenture forbearance arrangement which was described in detail in the 2025 Form 10-K.
The Senior Notes rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to all of the Company’s future subordinated indebtedness, if any. The Senior Notes are effectively subordinated to the Company’s existing and future secured indebtedness, including indebtedness under the 2022 Credit Facility, to the extent of the value of the assets securing such indebtedness. The indentures governing the Senior Notes contain customary restrictive covenants, subject to certain exceptions, including limitations on the incurrence of additional indebtedness, restricted payments, transactions with affiliates, asset sales, mergers and consolidations, subsidiary guarantees, liens, sale-leaseback transactions and certain investments.

Lugano Financing Arrangements
Lugano entered into various financing arrangements with third parties that were not recorded in the financial statements of Lugano as debt. In connection with the Lugano Investigation, the Company determined that the inventory and sales transactions recorded in connection with these financing agreements were invalid because they were inconsistent with the underlying substance of the agreements. These financing arrangements represented debt and the financing arrangements and related interest expense were recorded in the consolidated financial statements. Interest expense was determined based on documentation related to the underlying arrangement or, when no documentation existed related to the financing arrangement, imputed based on various factors associated with the arrangement. Lugano recorded $8.9 million in interest expense in the first quarter of 2025 related to these financing arrangements which is included in interest expense in the consolidated statement of operations.
Covenants
The Company is subject to customary affirmative and restrictive covenants under the 2022 Credit Facility, including financial maintenance covenants. The following table reflects the financial covenant requirements and actual ratios as of March 31, 2026 under the 2022 Credit Facility, as amended by the Fifth Amendment:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Fixed Charge Coverage Ratio	Greater than or equal to 1.00:1.00	1.53:1:00
Total Secured Debt to EBITDA Ratio	Less than or equal to 2.50: 1.00	1.44:1:00
Total Debt to EBITDA Ratio	Less than or equal to 5.75: 1.00	5.32:1:00
The following table provides the Company’s outstanding long-term debt and effective interest rates at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,029,371	8.15%	$1,029,371
2032 Senior Notes	5.00%	308,811	7.93%	308,811
2022 Credit Facility - Term Loan	7.04%	534,000	10.14%	552,500
2022 Credit Facility - Revolving Loans	—%	—	—%	—
Unamortized premiums and debt issuance costs		(11,934)		(13,365)
Total debt		$1,860,248		$1,877,317
Less: Current portion of long-term debt		(41,250)		(37,500)
Long-term debt		$1,818,998		$1,839,817
The contractual annual maturities of the Company's debt obligations are as follows (in thousands):

Remainder of 2026	$30,000
2027	504,000
2028	—
2029	1,029,371
2030	—
2031 and thereafter	308,811
$1,872,182

The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	March 31, 2026
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$308,811	$268,666
2029 Senior Notes	April 15, 2029	5.250%	2	$1,029,371	$941,874
Debt Issuance Costs
Deferred debt issuance costs represent the costs incurred in connection with the Company's financing arrangements. Debt issuance costs associated with the revolving loan commitments under the 2022 Credit Facility are recorded in other non-current assets because the commitments are available under a revolving credit arrangement. Debt issuance costs associated with term loans under the 2022 Credit Facility and the Senior Notes are recorded as a reduction of the related debt balances. Deferred debt issuance costs at March 31, 2026 included approximately $5.0 million of costs incurred in connection with the Fifth Amendment to the 2022 Credit Facility.
The following table summarizes debt issuance costs at March 31, 2026 and December 31, 2025, and the balance sheet classification in each of the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Deferred debt issuance costs	$38,906	$38,906
Accumulated amortization	(23,896)	(21,849)
Deferred debt issuance costs, net	$15,010	$17,057

Balance sheet classification:
Other noncurrent assets	$3,076	$3,692
Long-term debt	11,934	13,365
	$15,010	$17,057

Note H — Stockholders’ Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the LLC is authorized to issue a corresponding number of Trust common interests. The Company will at all times have the identical number of Trust interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the LLC are entitled to vote. At March 31, 2026, the Trust had 76,135,000 common shares issued and 75,236,000 common shares outstanding. The Company did not issue any common shares under its at-the-market equity programs during the three months ended March 31, 2026, and, as a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling common shares under this program. The Company did not declare or pay any distributions on its common shares during the three months ended March 31, 2026, following the suspension of common share distributions in 2025.
Trust Preferred Shares
The Trust is authorized to issue up to 50,000,000 Trust preferred shares and the Company is authorized to issue a corresponding number of Trust preferred interests.
The Trust has outstanding 7.250% Series A Preferred Shares, 7.875% Series B Preferred Shares and 7.875% Series C Preferred Shares, each representing beneficial interests in the Trust (collectively, the “Preferred Shares”). Each series of Preferred Shares has a liquidation preference of $25.00 per share. Distributions on the Series A Preferred Shares are discretionary and non-cumulative. When, and if declared by the Company's board of directors, distribution on the Series A Preferred Shares will be payable quarterly on January 30, April 30, July 30, and October 30 of each year, at a rate per annum of 7.250%. Distributions on the Series B Preferred Shares and Series C

Preferred Shares are cumulative and, when and as declared by the Company’s board of directors, are also payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year. The Series B Preferred Shares bear distributions at a fixed rate of 7.875% per annum until April 30, 2028, after which the distribution rate will reset quarterly at a floating rate equal to the applicable successor to three-month LIBOR plus a spread of 4.985% per annum. Distributions on the Series C Preferred Shares are payable at a rate per annum of 7.875%.
At March 31, 2026, accumulated and unpaid distributions were $2.5 million on the Series B Preferred Shares and $2.6 million on the Series C Preferred Shares. The Series A Preferred Shares and Series C Preferred Shares were redeemable at the Company’s option, in whole or in part, as of March 31, 2026 and the Series B Preferred Shares are redeemable at the Company’s option, in whole or in part, on or after April 30, 2028, in each case at a redemption price of $25.00 per share plus any applicable declared or accumulated and unpaid distributions to, but excluding, the redemption date. The Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided in the applicable share designations.
Unless full cumulative distributions on the Series B Preferred Shares and Series C Preferred Shares have been declared and paid or set apart for payment for all past distribution periods, the Company may not declare or pay distributions on the Trust common shares. In addition, if the Company’s board of directors does not declare a distribution on the Series A Preferred Shares for a quarterly distribution period, the Company may not declare or pay distributions on the Trust common shares during the remainder of that quarterly distribution period.
At-the-Market Equity Offering Program
In 2024, the Company established at-the-market equity offering program for the Preferred Shares. As a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling its preferred shares under the Amended Preferred Sales Agreement. No preferred shares were sold during the three months ended March 31, 2026.
The following table reflects the activity in the preferred share ATM program during the three months ended March 31, 2025 (in thousands, except share data):

	Three Months Ended March 31, 2025
	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	122,330	$2,751	$56
Series B Preferred Shares	1,301,683	29,210	597
Series C Preferred Shares	1,148,158	26,187	535
Total	2,572,171	$58,148	$1,188
The Company incurred less than $0.1 million in total costs related to the preferred share ATM program during the three months ended March 31, 2025.
Allocation Interests
The holders of the Allocation Interests ("Holder"), Sostratus LLC, is entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The profit allocation is payable upon the sale of a business (a "Sale Event") and, at the election of the Holder, during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in a business (a "Holding Event"). The Company records distributions of the profit allocation upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests within stockholders’ equity when approved by the Company’s board of directors.
The deconsolidation of Lugano in November 2025 represented a Sale Event; however the calculation of the profit allocation payment resulted in a negative amount. Therefore no profit allocation payment was due to the Holders. The negative amount will offset future profit allocation payments due to the Holder.

Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net income (loss) attributable to the common shares of Holdings (in thousands):

	Three months ended March 31,
	2026	2025
Net loss from continuing operations attributable to Holdings	$(30,916)	$(30,037)
Less: Distributions paid - Preferred Shares	9,714	8,434
Less: Accrued distributions - Preferred Shares	5,148	5,148
Net loss from continuing operations attributable to common shares of Holdings	$(45,778)	$(43,619)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 reflects the incremental increase during the period in the profit allocation distribution to Holder related to Holding Events.
Basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net loss from continuing operations attributable to common shares of Holdings	$(45,778)	$(43,619)
Less: Effect of contribution based profit - Holding Event	849	396
Net loss from continuing operations attributable to common shares of Holdings	$(46,627)	$(44,015)

Income from discontinued operations attributable to Holdings	$157	$44
Less: Effect of contribution based profit - Holding Event	—	—
Income from discontinued operations attributable to common shares of Holdings	$157	$44

Basic and diluted weighted average common shares outstanding	75,236	75,236

Basic and fully diluted income (loss) per common share attributable to Holdings
Continuing operations	$(0.62)	$(0.59)
Discontinued operations	—	—
	$(0.62)	$(0.59)
Distributions
On May 27, 2025, the Company announced that it suspended the quarterly cash distribution historically paid to common shareholders. No common distributions were paid subsequent to April 24, 2025. The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2025 - March 31, 2025	$0.25	$18,809	April 17, 2025	April 24, 2025

Series A Preferred Shares:
January 30, 2026 - April 29, 2026 (1)	$0.453125	$2,120	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.453125	$2,120	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.453125	$2,120	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.453125	$2,120	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.453125	$2,120	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.453125	$2,062	January 15, 2025	January 30, 2025

Series B Preferred Shares:
January 30, 2026 - April 29, 2026 (1)	$0.4921875	$3,703	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.4921875	$3,703	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,703	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,703	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,703	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,048	January 15, 2025	January 30, 2025

Series C Preferred Shares:
January 30, 2026 - April 29, 2026 (1)	$0.4921875	$3,892	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.4921875	$3,892	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,892	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,892	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,892	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,324	January 15, 2025	January 30, 2025
(1) This distribution was declared on April 1, 2026.
Note I — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of March 31, 2026 and December 31, 2025:

	% Ownership (1) March 31, 2026		% Ownership (1) December 31, 2025
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.1	88.6	97.8	87.6
BOA	91.4	83.0	91.4	82.8
PrimaLoft	90.7	84.7	90.7	84.7
The Honey Pot Co.	85.0	76.4	85.0	76.5
Velocity Outdoor	99.4	93.2	99.4	93.2
Altor	98.8	92.8	99.3	90.5
Arnold	98.0	82.0	98.0	82.8
Sterno	98.4	92.2	98.4	92.2
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of operating segment stock to management of the respective businesses.

	Noncontrolling Interest Balances
(in thousands)	March 31, 2026	December 31, 2025
5.11	$11,547	$14,605
BOA	25,388	23,330
PrimaLoft	31,924	33,599
The Honey Pot Co.	44,572	43,417
Velocity Outdoor	6,906	6,917
Altor	6,341	7,067
Arnold	1,618	1,592
Sterno (1)	—	1,012
Allocation Interests	100	100
	$128,396	$131,639
(1) The Sterno noncontrolling interest balance has been classified as held for sale at March 31, 2026.
Note J — Fair Value Measurement
Recurring Fair Value Measurements
The following tables present, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 or December 31, 2025 according to the valuation technique utilized to determine their fair values.

	Fair Value Measurements at March 31, 2026
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
The Company had no assets or liabilities Level 3 fair value measurements during the quarter ended March 31, 2025. A reconciliation of the change in the carrying value of the Company's Level 3 fair value measurement during quarter ended March 31, 2026 is as follows:

Three months ended March 31, 2026
Balance at January 1st	$97,000
Receivable due from unconsolidated affiliate	—
Equity investment - Lugano	—
Balance at March 31st	$97,000

Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the 2025 Form 10-K.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of March 31, 2026 and December 31, 2025. Refer to "Note E - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below.

					Expense
	Fair Value Measurements at March 31, 2026				Three months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	March 31, 2026
Goodwill - PrimaLoft	$212,036	—	—	$212,036	$20,500

					Expense
	Fair Value Measurements at December 31, 2025				Year ended
(in thousands)	Carrying Value (1)	Level 1	Level 2	Level 3	December 31, 2025
Property, plant and equipment - Lugano	$—	—	—	$—	$29,631
Right-of-use asset - Lugano	$—	—	—	$—	$1,884
(1) Lugano recorded impairment expense in the second quarter of 2025 related to long-lived assets. As a result of the deconsolidation of Lugano on November 16, 2025, the carrying value of the related assets as of December 31, 2025 was $0.
Note K — Income taxes
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

The reconciliation between the Federal Statutory Rate and the effective income tax rate for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
	2026	2025
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	(2.0)	2.5
Foreign income taxes	8.1	1.0
Impact of subsidiary employee stock options	5.1	—
Utilization of tax credits	2.6	1.8
Changes in valuation allowances	(42.0)	(32.8)
United States tax on foreign income	(8.7)	2.1
Impairment expense	(18.2)	—
Other	4.4	(1.0)
Effective income tax rate	(29.7)%	(5.4)%
Note L — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $3.8 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at March 31, 2026. Net periodic benefit cost consists of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Service cost	$198	$166
Interest cost	52	40
Expected return on plan assets	(42)	(29)
Amortization of prior service cost	(14)	(13)
Amortization of unrecognized loss	—	23
Effect of settlement	—	9
Net periodic benefit cost	$194	$196
During the three months ended March 31, 2026, per the terms of the pension agreement, Arnold contributed approximately $0.2 million to the plan. For the remainder of 2026, the expected contribution to the plan will be approximately $0.5 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at March 31, 2026 were considered Level 3.
Note M - Commitments and Contingencies
Legal Matters
The Company and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of business. The Company accrues a liability for a loss contingency when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For material loss contingencies that are reasonably possible or for which the amount of loss cannot be reasonably estimated, the Company discloses the nature of the contingency. The Lugano Investigation, the restatement of the Company’s previously issued consolidated financial statements and related matters may result in additional litigation, regulatory investigations and liabilities in future periods.

Securities Class Actions Involving the Company
Following the Company’s announcement of the Lugano Investigation and restatement, several putative securities class actions were filed against the Company and certain of its officers and directors. The previously filed California actions were consolidated and later voluntarily dismissed so that the lead plaintiff could pursue its claims in the United States District Court for the District of Connecticut. The Connecticut action, captioned Moreno v. Compass Diversified Holdings LLC, et al., asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The lead plaintiff filed an amended complaint on February 6, 2026, and the defendants filed motions to dismiss on March 23, 2026. The action is in the early stages. The Company believes it has defenses available and intends to vigorously defend the action. Management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss.
Derivative Actions Involving the Company
Several shareholder derivative actions have been filed, purportedly on behalf of the Company, against certain current and former officers and directors. The derivative actions generally assert claims for breach of fiduciary duty and violations of the federal securities laws based on allegations related to Lugano and the restatement. The California derivative actions have been consolidated and stayed, and the Connecticut derivative actions have been consolidated and stayed, in each case pending further developments in the securities class action. The derivative actions are in the early stages. The Company believes defenses are available and intends to vigorously defend these matters. Management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss.
External Investigations and Reviews
As a result of the Company’s withdrawal of reliance on its 2024, 2023 and 2022 financial statements, delayed periodic reporting and the underlying conduct at Lugano, the Company is subject to ongoing investigations by the SEC and the U.S. Department of Justice. The investigative process is inherently uncertain, and the Company cannot predict the outcome of these investigations. The Company is cooperating with the ongoing investigations. At this time, management cannot reasonably estimate a range of potential loss, if any, that may result from these investigations.
State Court Action Naming Lugano and the Company as Defendants
Certain state court actions have been filed naming Lugano and, in some cases, the Company or related entities. In Kraus v. Lugano Diamonds & Jewelry, Inc., et al., the plaintiff seeks approximately $1.4 million in damages, plus interest and penalties, and the court has stayed the case with respect to all defendants. In Royal T Diamonds Group Ltd. v. Lugano Diamonds & Jewelry Inc., et al. formerly filed by Champion Force Industrial Limited, the court granted CODI’s motion to quash for lack of personal jurisdiction on March 26, 2026. The Company intends to avail itself of all available defenses in any matter in which it remains a party. Management has determined that a loss is reasonably possible but cannot reasonably estimate a range of possible loss, if any, that may result from these matters.
Lugano Chapter 11 Filing and Related Matters
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result, Lugano was deconsolidated from the Company’s consolidated financial statements. Claims and litigation against Lugano are generally subject to the automatic stay in the bankruptcy proceedings. In connection with the bankruptcy proceedings, the Company’s claims against Lugano, including its senior secured receivable/claim, may be subject to challenge by Lugano or other parties in interest, including through claims or causes of action that could seek to subordinate or recharacterize the Company’s claim or otherwise reduce recoveries. Lugano, its estate representative, creditors or other parties in interest may also assert claims or causes of action against the Company and/or its current or former directors and officers. The Company cannot predict whether any such claims will be asserted or the outcome of any such matters. If asserted, such matters could result in significant defense costs, settlement payments or judgments, and could affect the timing and amount of any recoveries on the Company’s claims in the bankruptcy proceedings.
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three months ended March 31, 2026 and 2025. The Company recognized $11.9 million and $13.5 million in the three months ended March 31, 2026 and March 31, 2025, respectively, in expense related to operating leases in the condensed consolidated statements of operations. The Company entered into one finance lease in the fourth quarter of 2024. In both the three months ended March 31, 2026 and March 31, 2025 the Company recognized $0.2 million in interest expense related to its finance lease.
The maturities of lease liabilities at March 31, 2026 are as follows (in thousands):

	Operating	Finance	Total
2026 (excluding the three months ended March 31, 2026)	$37,252	$539	$37,791
2027	43,405	7,040	50,445
2028	33,584	—	33,584
2029	23,887	—	23,887
2030	20,116	—	20,116
Thereafter	69,589	—	69,589
Total undiscounted lease payments	$227,833	$7,579	$235,412
Less: Interest	61,692	726	62,418
Present value of lease liabilities	$166,141	$6,853	$172,994
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	March 31, 2026	March 31, 2025
Weighted-average remaining lease term (years)
Operating Leases	6.64	5.94
Finance Leases	1.08	2.08
Weighted-average discount rate
Operating Leases	8.84%	8.93%
Finance Leases	9.90%	9.90%

Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	March 31, 2026	December 31, 2025

Assets:
Operating lease right-of-use assets	Other non-current assets	$149,400	$146,755
Finance lease right-of-use assets	Other non-current assets	6,880	$6,881
		$156,280	$153,636
Liabilities
Operating lease liabilities - current	Other current liabilities	$35,984	$37,854
Operating lease liabilities - non-current	Other non-current liabilities	130,157	126,084
Finance lease liabilities - current	Other current liabilities	48	47
Finance lease liabilities - non-current	Other non-current liabilities	6,805	6,820
		$172,994	$170,805
Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,622	$13,514
Operating cash flows from finance leases	166	167
Financing cash flows from finance leases	14	13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,741	$2,310
Altor Sale Leaseback
On January 23, 2026, Altor completed a sale leaseback transaction for its manufacturing facilities in Bloomsburg, Pennsylvania; New Albany, Indiana; and El Dorado Springs, Missouri (the “Properties”). Under the purchase and sale agreement, Altor sold the land, buildings and certain integrated fixtures to the buyer/lessor for total consideration of $11.75 million and recognized a gain on the transaction of $10.4 million in other income (expense) from continuing operations. Concurrently with the execution of the purchase and sale agreement, Altor entered into a 20 year triple-net master lease to lease back all three Properties.
Accounting for the transaction is governed by ASC 842, Leases. Under ASC 842, a sale leaseback is accounted for as a sale and a lease only if the transfer of the Properties qualifies as a sale in accordance with ASC 606, including that control of the Properties transferred to the buyer/lessor and the leaseback does not include (among other things) a repurchase option or other provisions that would prevent the transfer from being accounted for as a sale. When a sale is achieved, the seller-lessee derecognizes the carrying amount of the Properties, recognizes any resulting gain or loss, and recognizes a right-of-use asset and lease liability for the leaseback measured in accordance with ASC 842. Altor determined that the sale leaseback transaction qualified as a sale under ASC 606 and accordingly recognized a gain and recognized a right-of-use asset and lease liability for the leaseback.
For the leaseback, Altor will recognize lease expense generally on a straight-line basis over the lease term, and the related lease payments will be presented within operating cash flows. Because the lease is a triple-net lease, Altor is generally responsible for certain costs associated with the Properties, such as real estate taxes, insurance and maintenance; amounts paid for these items are generally excluded from the measurement of the lease liability when they represent non-lease components or variable payments, and are recognized in expense as incurred.

Exit Costs
Altor
Subsequent to the acquisition of Lifoam in October 2024, Altor determined that they would shut down four of their facilities that had geographic overlap with Lifoam facilities. During the three months ended March 31, 2025, Altor recorded approximately $0.6 million in exit costs related to the plant closures in selling general and administrative expense. The plant closures were finalized in the fourth quarter of 2025.
Arnold
During 2024, Arnold relocated two of its facilities located in Marengo, Illinois into one combined facility in Woodstock, Illinois. Arnold recorded $0.9 million in costs in selling, general and administrative expense in the three months ended March 31, 2025 related to the relocation of the two facilities. The exit from the Marengo facility was completed during 2025.
Note N — Related Party Transactions
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
Amendment to Management Services Agreement
On February 23, 2026, the LLC and CGM entered into an Eighth Amended and Restated Management Services Agreement (the “MSA Amendment”), which amends and restates the parties’ MSA. The MSA Amendment, among other things, (i) establishes a repayment protocol for previously overpaid management fees, including permitting the Company, subject to interest, to fund all or a portion of otherwise payable quarterly fees while an overpayment balance remains outstanding, (ii) provides for a dollar-for-dollar reduction of fees payable under the MSA for certain services outsourced by the Company to third-party service providers and excludes such services from the scope of services to be provided by CGM, (iii) clarifies requirements and restrictions applicable to personnel seconded by CGM to the Company, and (iv) updates certain operational, governance, authority and indemnification provisions.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA did not, prior to the MSA Amendment, contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. In 2025, restrictions in the Company’s forbearance and amendment arrangements under the 2022 Credit Facility limited the Company’s ability to pay management fees, resulting in management fee expense being incurred but not fully paid. As a result, the Company determined that the amount of management fees that had been overpaid at December 31, 2025 was $33.8 million, which was recorded as an asset (“Due from CGM”) and reduced management fee expense for the year ended December 31, 2025. For the three months ended March 31, 2026, the Company recorded management fee expense of $15.9 million. During the quarter, the Company applied the MSA’s repayment and netting provisions and, beginning February 23, 2026, the repayment protocol and elective interim funding mechanics under the MSA Amendment (including the Company’s ability, subject to interest, to pay all or a portion of the quarterly management fee otherwise payable while an overpayment balance remains outstanding). As of March 31, 2026, the Due from CGM balance of $11.5 million reflects amounts due from CGM, net of management fees accrued and amounts paid (or funded) in accordance with the MSA Amendment, and the

Company expects to continue to reduce future management fee payments until the overpayment has been fully recouped.
LLC Agreement
The LLC agreement gives the Holder the right to distributions pursuant to a profit allocation formula upon the occurrence of a Sale Event or a Holding Event. The Holder is entitled to receive and as such can elect to receive, if due pursuant to the profit allocation formula, an allocation payment upon a Sale Event and upon election of the Holders upon a Holding Event. The Lugano Bankruptcy was a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements.
Integration Services
No integration service fees were incurred during the three months ended March 31, 2026. During the three months ended March 31, 2025, The Honey Pot Co., paid CGM $0.9 million in integration service fees under an integration services agreement that has since been fully paid. An amendment to the Management Services Agreement entered into in January 2025 eliminated integration service fees for future acquisitions.
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.1 million and $0.2 million during the three months ended March 31, 2026 and March 31, 2025, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $11.1 million and $12.0 million from this supplier during the three months ended March 31, 2026 and March 31, 2025, respectively.
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
Related Party Vendor Purchases -Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024 and ended in the fourth quarter of 2025. Lugano had approximately $1.9 million in net purchases during the three months ended March 31, 2025 in inventory from the vendor.
Note O — Operating Segment Data
At March 31, 2026, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
The function of chief operating decision-maker (“CODM”) is performed collectively by the Company's Chief Executive Officer, the Chief Operating Officer of CGM and the partners of CGM. The CODM evaluates financial results by segment, utilizing segment operating income to assess performance and allocate resources. The allocation of resources to operating segments may include, but is not limited to, debt financing through the Company's intercompany credit agreements with its operating segments to fund working capital needs, purchases of capital equipment and add-on acquisitions. The primary resource allocation process occurs predominantly in the annual budget and forecasting process. The CODM then reviews and considers budget-to-actual variances on a monthly basis for segment operating income in order to determine whether to make any adjustments to capital allocations.

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. Lugano was an operating segment of the Company until November 16, 2025 when Lugano filed for bankruptcy and was deconsolidated. The results of operation of Lugano are included in the Summary of Operating Segments table and the Depreciation and Amortization table for the three months ended March 31, 2025. Segment profit is determined based on internal performance measures used by the CODM to assess the performance of each business. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. In comparison to the Consolidated Statement of Operations, selling, general and administrative expense is exclusive of stock-based compensation and acquisition costs, which are categorized to Other. Corporate consists of corporate overhead and management fees to CGM that are not allocated to the Company's reportable segments. There were no significant inter-segment transactions.
Summary of Operating Segments

Three Months Ended March 31, 2026
(in thousands)	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$123,972	$52,107	$21,916	$45,159	$13,826	$64,642	$40,183	$65,050	$426,855
Cost of revenues	56,388	17,979	7,833	18,332	9,250	51,501	29,610	46,604	237,497
Selling, general and administrative expense	56,853	12,765	5,409	12,714	4,383	8,309	7,483	8,554	116,470
Other (1)	3,021	5,234	26,271	4,545	1,315	3,650	759	2,669	47,464
Total segment operating income (loss)	7,710	16,129	(17,597)	9,568	(1,122)	1,182	2,331	7,223	25,424
Corporate									(27,354)
Total consolidated operating loss									(1,930)
Interest expense, net									(27,495)
Amortization of debt issuance costs									(2,047)
Other income, net									7,705
Total consolidated loss from continuing operations before income taxes									$(23,767)

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation and impairment expense at PrimaLoft of $20.5 million.

Three Months Ended March 31, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Total
Net revenues	$129,370	$48,877	$26,845	$23,645	$36,191	$13,201	$76,257	$34,008	$65,381	$453,775
Cost of revenues	59,622	17,658	13,667	8,508	16,160	9,837	57,221	26,987	48,083	257,743
Selling, general and administrative expense	58,209	12,014	25,608	4,977	10,905	4,774	10,156	7,179	7,929	141,751
Other (1)	2,966	5,550	1,229	6,002	4,290	1,415	3,894	754	3,011	29,111
Total segment operating income (loss)	8,573	13,655	(13,659)	4,158	4,836	(2,825)	4,986	(912)	6,358	25,170
Corporate										(21,729)
Total consolidated operating income										3,441
Interest expense, net										(35,851)
Amortization of debt issuance costs										(1,125)
Other (expense), net										(13,681)
Total consolidated loss from continuing operations before income taxes										$(47,216)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, and stock-based compensation.

Depreciation and Amortization Expense	Three months ended March 31,
(in thousands)	2026	2025

5.11	$6,252	$5,698
BOA	5,071	5,050
Lugano	—	1,127
PrimaLoft	5,248	5,237
The Honey Pot Co.	4,096	4,096
Velocity Outdoor	1,390	1,364
Altor Solutions	6,453	7,061
Arnold	2,736	2,557
Sterno	3,500	3,462
Total	34,746	35,652
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	2,047	1,125
Consolidated total	$36,793	$36,777

	Accounts Receivable		Identifiable Assets
	March 31,	December 31,	March 31,	December 31,
(in thousands)	2026	2025	2026 (1)	2025 (1)
5.11	$56,996	$67,064	$392,469	$420,755
BOA	6,165	3,971	205,631	209,388
PrimaLoft	2,133	1,908	242,661	248,314
The Honey Pot Co.	26,229	21,348	261,336	268,162
Velocity Outdoor	11,501	8,247	86,788	84,880
Altor Solutions	40,100	37,981	293,260	288,966
Arnold	27,343	25,501	124,952	126,276
Sterno (2)	24,564	41,877	56,008	133,468
Sales allowance accounts	(4,749)	(5,010)	—	—
Total	190,282	202,887	1,663,105	1,780,209
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	161,732	160,667
Assets held for sale (2)	—	—	131,610	—
Total	$190,282	$202,887	$1,956,447	$1,940,876

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note E - "Goodwill and Other Intangible Assets".
(2)The Sterno food services product division has been classified as held for sale at March 31, 2026.

Note P - Subsequent Events
Sterno
On April 30, 2026, Sterno completed the Rimports Distribution and on May 1, 2026 completed the Merger pursuant to the Sterno Agreement. The sale price of Sterno was based on an enterprise value of $292.5 million, subject to certain adjustments based on matters such as transaction expenses, change-of-control payments, option termination payments and the net working capital, cash and debt balances of Sterno and its subsidiaries (excluding Rimports and its subsidiaries) at the time of the closing. $2.6 million of the closing proceeds was placed in escrow for purposes of satisfying post-closing purchase price true-ups, if any. After the allocation of the sales price to Sterno’s non-controlling Stockholders and payment of transaction costs, CODI received approximately $282 million of total proceeds at closing. This amount is in respect to the Company's outstanding loans to Sterno (including accrued interest) and its equity interests in Sterno. The proceeds will be used to pay down outstanding debt under the Company’s senior credit facility. CODI expects to record a gain on the sale of Sterno’s food service business in the quarter ending June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 contains forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the section entitled "Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q as well as those risk factors discussed in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in the section entitled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was formed in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of eight businesses, or operating segments, at March 31, 2026. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and SternoCandleLamp Holdings, Inc. ("Sterno"). Lugano Holding, Inc. ("Lugano") was an operating segment of the Company until November 16, 2025 when Lugano was deconsolidated. The results of operations of Lugano are included in the Company's results of operations through the date of the deconsolidation.
We acquired our existing businesses that we own at March 31, 2026 as follows:

		Ownership Interest - March 31, 2026
Business	Acquisition Date	Primary	Diluted
Arnold	March 5, 2012	98.0%	82.0%
Sterno	October 10, 2014	98.4%	92.2%
5.11	August 31, 2016	97.1%	88.6%
Velocity Outdoor	June 2, 2017	99.4%	93.2%
Altor Solutions	February 15, 2018	98.8%	92.8%
BOA	October 16, 2020	91.4%	83.0%
Lugano *	September 3, 2021	—%	—%
PrimaLoft	July 12, 2022	90.7%	84.7%
The Honey Pot Co.	January 31, 2024	85.0%	76.4%
* Lugano was deconsolidated on November 16, 2025. The Company retained its equity interest in Lugano at March 31, 2026.
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
The following is an overview of each of our operating segments:
Branded Consumer
5.11 - 5.11 is a global apparel, footwear, and gear company serving consumers who demand performance, durability, and versatility across work, training, and adventure. 5.11 is a brand known for innovation and authenticity and works directly with end users to create purpose-built apparel, footwear and gear designed to enhance the safety, accuracy, speed and performance of tactical professionals and enthusiasts worldwide. 5.11 operates sales offices and distribution centers globally, and 5.11 products are widely distributed in uniform stores, military exchanges, outdoor retail stores, its own retail stores and on 511tactical.com.
BOA - BOA, creator of the award-winning, patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has operations in Austria, China, South Korea, Japan and Vietnam.
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
The Honey Pot Co. - The Honey Pot Co. is a leading “better-for-you” feminine care brand, powered by plant-derived ingredients and clinically tested formulas. Founded in 2012, The Honey Pot Co. is rooted in the belief that all products should be made with healthy and efficacious ingredients that are kind to and safe for skin. The Honey Pot Co. offers an extensive range of holistic wellness products across the feminine hygiene, menstrual, personal care, and sexual wellness categories. The Honey Pot Co.'s mission is to educate, support, and provide consumers around the world with tools and resources that promote menstrual health and vaginal wellness. Its products can be found in more than 33,000 stores across the U.S. through mass merchants, drug and grocery retail chains, and online. The Honey Pot Co. is headquartered in Atlanta, Georgia.
Velocity Outdoor - Velocity Outdoor is a leading designer, manufacturer, and marketer of archery products, hunting apparel and related accessories. The archery product category consists of products including Ravin crossbows and CenterPoint archery products, and the apparel category offers high-performance, feature rich hunting and casual apparel under the King's Camo brand, utilizing King’s own proprietary camo patterns. Velocity Outdoor offers its products through national retail chains and dealer and distributor networks. Velocity Outdoor is headquartered in Rochester, New York.
Industrial
Altor Solutions - Founded in 1957 and headquartered in St. Louis, Missouri, Altor Solutions is a designer and manufacturer of custom molded cold chain and protective foam solutions including OEM components made from EPS and EPP. Altor operates molding and fabricating facilities across North America and provides products to a variety of end-markets, including appliances and electronics, pharmaceuticals, health and wellness, building products and others.
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
Sterno - Sterno, headquartered in Texarkana, Texas, is the parent company of Sterno and Rimports. Sterno is a leading manufacturer and marketer of portable food warming systems. Sterno also produces creative indoor and outdoor lighting and home fragrance solutions for consumer markets. Sterno offers a broad range of wick and gel chafing systems, butane stoves and accessories, liquid and traditional wax candles, catering equipment and lamps through Sterno Products, as well as scented wax cubes, warmer products, outdoor lighting and essential oils used for home decor and fragrance systems, through Rimports.
2026 Outlook and Significant Trends Impacting our Subsidiary Businesses
Macroeconomic Trends
The macroeconomic environment remains choppy, as geopolitical uncertainty and evolving trade dynamics continue to impact the operating environment; however, we believe that our diversified businesses have characteristics that may help them navigate these conditions, including leading positions in a number of categories and a disciplined focus on operating execution. Macroeconomic conditions affect our subsidiaries differently given our mix of branded consumer and industrial businesses. For our branded consumer businesses, changes in consumer confidence, discretionary spending and promotional intensity can affect demand, channel inventory levels and pricing, while persistent inflation in household essentials may continue to pressure consumer budgets in certain categories. For our industrial businesses, end-market activity and customer capital spending may be influenced by interest rates and broader manufacturing and infrastructure conditions, which can impact order patterns and project timing. Across the portfolio, we continue to experience input-cost volatility (including labor, freight and certain commodities and packaging materials), and the extent to which we can offset higher costs through pricing actions depends on competitive dynamics, contractual terms and customer demand. While changes in benchmark rates and credit spreads can affect financing markets more broadly, a significant portion of our outstanding debt is fixed-rate and, as a result, our consolidated interest expense is generally less sensitive in the near term to changes in market rates and credit spreads than it would be under a predominantly variable-rate capital structure. However, higher rates and tighter credit conditions may still affect the availability and cost of incremental financing (including for refinancings), as well as consumer and business demand and our customers’ spending decisions. Finally, evolving trade and tariff policies and supply chain reconfiguration may require certain subsidiaries to adjust sourcing, manufacturing footprint and inventory positioning, which can increase working capital requirements and, in some cases, create intermittent disruptions (including those experienced by Arnold in connection with export licensing requirements in China).
Geopolitics and Trade Policy
Geopolitical conditions remained volatile in the first quarter of 2026, and that volatility has continued to contribute to variability in energy markets, freight and logistics. In particular, the conflict in the Middle East involving Iran has increased volatility in global energy markets and shipping conditions, including heightened risk of disruption in key maritime chokepoints and higher freight costs. During the quarter, crude oil and refined product prices experienced significant volatility, which has flowed through to higher (and more variable) energy, transportation and logistics costs for certain of our businesses and, in some cases, has contributed to changes in consumer and customer demand patterns. In addition, trade and tariff policy uncertainty has remained elevated. Our subsidiaries have continued to diversify sourcing and reduce concentrated exposure to China; however, the risk of new or expanded tariffs across multiple regions and product categories has persisted, and our businesses have continued to manage this risk through sourcing actions, pricing initiatives and, where appropriate, inventory positioning. Further, a recent U.S. Supreme Court ruling related to certain tariff authorities has increased uncertainty regarding the interpretation and administration of certain tariffs, including uncertainty regarding the entitlement to, and timing of, refunds of previously paid tariffs. While we may be entitled to refunds of certain previously paid tariffs, the timing and magnitude of any such recoveries remain uncertain, which has contributed to variability in cost recovery expectations and working capital planning. We also continue to experience regulatory and trade restrictions affecting certain cross-border shipments, including constraints on one of our subsidiaries, Arnold Magnetic Technologies, to export certain products from China due to heightened export licensing requirements. While these dynamics may support higher longer-term demand for Arnold’s solutions as customers seek more resilient and predictable supply chains, the timing and magnitude of any such demand shift remains uncertain. We continue to monitor geopolitical developments, tariff policies and related government actions and will adjust our strategies to mitigate impacts as conditions evolve.
Business Outlook
Our near-term focus remains on strengthening the balance sheet, maintaining liquidity, and executing our day-to-day operating plan across our subsidiaries. Reducing leverage is our top financial priority, which we are pursuing through organic free cash flow generation and targeted divestitures, including the sale of Sterno's food service business, which closed in the second quarter of 2026, the net proceeds of which we expect to apply to repayment of senior secured debt.

Our operating priorities for 2026 include: (i) generating free cash flow through improved operating performance, disciplined capital spending, and focused working capital management; (ii) driving profitable growth through product innovation, distribution expansion, and customer wins where returns are attractive; (iii) protecting margins through pricing actions, productivity initiatives, and active management of input-cost volatility; and (iv) enhancing resilience and oversight through supply chain diversification, selective technology investments, and continued improvement of governance and financial reporting processes.
Lugano Restatement and Deconsolidation
As previously disclosed, following concerns reported to the Company’s management, the Company commenced the Lugano Investigation. As a result of the Lugano Investigation, the Company determined that the Company’s previously issued financial statements for fiscal years 2022, 2023 and 2024, including other interim and full-year financial information, should no longer be relied upon. In connection with the restatement process, the Company corrected these errors in its 2024 Form 10‑K/A, which was filed on December 8, 2025. The Company then filed its Quarterly Reports on Form 10‑Q for the first, second and third quarters of 2025, on December 18, 2025, December 29, 2025, and January 14, 2026, respectively. In addition, as a result of the Lugano Bankruptcy, effective November 16, 2025, Lugano and its subsidiaries were deconsolidated from the Company’s consolidated financial statements in accordance with ASC 810 – Consolidation. Accordingly, the results of Lugano are included in the Company’s consolidated results through November 16, 2025, and periods subsequent to that date do not include Lugano’s results of operations, assets or liabilities, except to the extent of any retained interest or other continuing involvement recognized in accordance with applicable accounting guidance.
Recent Events
Sterno Sale
On March 28, 2026, we signed an Agreement and Plan of Merger (the “Merger Agreement”) to sell Sterno, which we own approximately 92% of on a fully diluted basis. Under the Merger Agreement, WCHG Buyer, Inc. (the “Buyer”) will acquire Sterno’s food service business through the merger of a Buyer subsidiary with and into Sterno, with Sterno surviving as a wholly owned subsidiary of the Buyer. Immediately before the closing, Sterno is expected to distribute all of the equity interests in its indirect wholly owned subsidiary, Rimports, LLC (“Rimports”), to Sterno’s stockholders (the “Rimports Distribution”). After the Rimports Distribution, Rimports (which holds Sterno’s home fragrance business) will to remain a majority owned subsidiary of CODI.
The Sterno sale closed on May 1, 2026. The sale price was based on an enterprise value of $292.5 million, subject to customary adjustments (including for transaction expenses, change-of-control payments, and Sterno’s net working capital, cash and debt at closing), excluding Rimports and its subsidiaries. After the allocation of the sale price to Sterno’s non-controlling Stockholders and payment of transaction costs, CODI received approximately $282 million of total proceeds at closing. This amount is in respect to the Company's outstanding loans to Sterno (including accrued interest) and its equity interests in Sterno. The proceeds will be used to pay down outstanding debt under the Company’s senior credit facility. CODI expects to record a gain on the sale of Sterno’s food service business in the quarter ending June 30, 2026.
As of March 31, 2026, the assets and liabilities to be sold in the Sterno transaction were classified as held for sale in accordance with applicable U.S. GAAP.
Altor Sale Leaseback
On January 23, 2026, Altor completed a sale leaseback transaction for its manufacturing facilities in Bloomsburg, Pennsylvania; New Albany, Indiana; and El Dorado Springs, Missouri (the “Properties”). Under the purchase and sale agreement, Altor sold the land, buildings and certain integrated fixtures to the buyer/lessor for total consideration of $11.75 million. At the same time, Altor entered into a 20 year triple-net master lease to lease back all three Properties. As required by the Fifth amendment to the 2022 Credit Facility, the Company made a payment of the amount of the net proceeds to reduce the term loan under the 2022 Credit Facility by $11 million.
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three months ended March 31, 2026 and March 31, 2025, and components of the results of operations for each of our operating segments on a stand-alone basis.
Lugano Bankruptcy - In November 2025, Lugano and certain of its subsidiaries filed the Lugano Bankruptcy. As a result of the bankruptcy filing, the Company no longer maintained a controlling financial interest in Lugano and, accordingly, deconsolidated Lugano and its subsidiaries in accordance with ASC 810 - Consolidation. The results of operations of Lugano are included in the Company’s consolidated results through the date control was lost. From that date forward, Lugano is no longer included as an operating segment of the Company. Following deconsolidation, the Company’s continuing involvement with Lugano is limited to its claims in the bankruptcy proceedings, including any secured positions.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three months ended March 31, 2026 and 2025, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with US GAAP, and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three months ended March 31, 2026 and 2025. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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

Consolidated Results of Operations - Year-to-Date
Three months ended March 31, 2026 compared to three months ended March 31, 2025
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Three months ended
	March 31, 2026		March 31, 2025
Net revenues	$426,855	100.0%	$453,775	100.0%
Cost of revenues	237,497	55.6%	257,743	56.8%
Gross profit	189,358	44.4%	196,032	43.2%
Selling, general and administrative expense	132,010	30.9%	150,377	33.1%
Management fees	15,934	3.7%	18,863	4.2%
Amortization expense	22,844	5.4%	23,351	5.1%
Impairment expense	20,500	4.8%	—	—%
Operating income (loss)	(1,930)	(0.5)%	3,441	0.8%
Interest expense	(27,495)	(6.4)%	(35,851)	(7.9)%
Amortization of debt issuance costs	(2,047)	(0.5)%	(1,125)	(0.2)%
Other income (expense)	7,705	1.8%	(13,681)	(3.0)%
Loss from continuing operations before income taxes	(23,767)	(5.6)%	(47,216)	(10.4)%
Provision for income taxes	7,064	1.7%	2,538	0.6%
Net loss from continuing operations	$(30,831)	(7.2)%	$(49,754)	(11.0)%

Net revenues

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
5.11	$123,972	$129,370	$(5,398)	(4.2)%
BOA	52,107	48,877	3,230	6.6%
Lugano	—	26,845	(26,845)	(100.0)%
PrimaLoft	21,916	23,645	(1,729)	(7.3)%
The Honey Pot Co.	45,159	36,191	8,968	24.8%
Velocity	13,826	13,201	625	4.7%
Total Branded Consumer	$256,980	$278,129	$(21,149)	(7.6)%
Altor	64,642	76,257	(11,615)	(15.2)%
Arnold	40,183	34,008	6,175	18.2%
Sterno	65,050	65,381	(331)	(0.5)%
Total Industrial	$169,875	$175,646	$(5,771)	(3.3)%
Consolidated net revenues	$426,855	$453,775	$(26,920)	(5.9)%
Consolidated net revenues for the three months ended March 31, 2026 decreased by approximately $26.9 million, or 5.9%, compared to the corresponding period in 2025. During the three months ended March 31, 2026 compared to 2025, we saw notable increases in net revenues at BOA ($3.2 million increase), The Honey Pot Co. ($9.0 million increase), and Arnold ($6.2 million increase). These increases in net revenue were offset by decreases in net revenue at 5.11 ($5.4 million decrease) and Altor ($11.6 million decrease). Lugano recognized $26.8 million in revenue in the quarter ended March 31, 2025 which was nonrecurring due to the Lugano bankruptcy in November 2025. Refer to "Results of Operations - Operating Segments - Year-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
5.11	$67,584	$69,748	$(2,164)	(3.1)%
BOA	34,128	31,219	2,909	9.3%
Lugano	—	13,178	(13,178)	(100.0)%
PrimaLoft	14,083	15,137	(1,054)	(7.0)%
The Honey Pot Co.	26,827	20,031	6,796	33.9%
Velocity	4,576	3,364	1,212	36.0%
Total Branded Consumer	$147,198	$152,677	$(5,479)	(3.6)%
Altor	13,141	19,036	(5,895)	(31.0)%
Arnold	10,573	7,021	3,552	50.6%
Sterno	18,446	17,298	1,148	6.6%
Total Industrial	$42,160	$43,355	$(1,195)	(2.8)%
Consolidated gross profit	$189,358	$196,032	$(6,674)	(3.4)%

Gross Margin
Branded Consumer	57.3%	54.9%	2.4%

Industrial	24.8%	24.7%	0.1%
Consolidated gross margin	44.4%	43.2%	1.2%
On a consolidated basis, gross profit decreased approximately $6.7 million during the three months ended March 31, 2026 compared to the corresponding period in 2025. We saw notable increases in gross profit at BOA ($2.9 million increase), The Honey Pot Co. ($6.8 million increase) and Arnold ($3.6 million increase) during the quarter. We saw decreases in gross profit at 5.11 ($2.2 million decrease) and Altor ($5.9 million decrease) that correlates with the decrease in net revenue in the first three months of 2026. Lugano recognized $13.2 million in gross profit during the three months ended March 31, 2025 that was nonrecurring due to the Lugano bankruptcy.
Gross profit as a percentage of net revenues was 44.4% in the three months ended March 31, 2026 and 43.2% the three months ended March 31, 2025. Our branded consumer businesses had gross profit as a percentage of net revenues of 57.3% in the three months ended March 31, 2026 as compared to 54.9% in the three months ended March 31, 2025, with increases at each of our branded consumer business quarter over quarter. Our industrial businesses had gross profit as a percentage of net revenues of 24.8% in the three months ended March 31, 2026 as compared to 24.7% in the three months ended March 31, 2025. The decrease in gross profit as a percentage of net revenues at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base at Altor, offset by improved gross margins at Arnold and Sterno during the quarter.
Selling, general and administrative expense

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Selling, general and administrative expense	$132,010	$150,377	$(18,367)	(12.2)%

Consolidated selling, general and administrative expense decreased approximately $18.4 million during the three months ended March 31, 2026, compared to the corresponding period in 2025, driven primarily by the impact of Lugano's bankruptcy. Lugano had selling, general and administrative expense of $26.6 million in the quarter ended March 31, 2025. This decrease was offset by an increase in corporate expenses of $8.4 million.
At the corporate level, general and administrative expense was $13.0 million in the three months ended March 31, 2026 and $4.6 million in the three months ended March 31, 2025. The increase was primarily attributable to one-time costs associated with our Lugano subsidiary and the ongoing lawsuits and corporate governance changes that we are making. Because the Lugano investigation commenced in April 2025, the prior-year quarter included no related costs. We continue to incur significant investigation-related and other associated costs, which may pressure corporate expenses in subsequent periods.
Management fees

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Management fees	$15,934	$18,863	$(2,929)	(15.5)%

For the three months ended March 31, 2026, we incurred approximately $15.9 million in management fees as compared to $18.9 million in fees in the three months ended March 31, 2025. The decrease in the management fee in the first quarter of 2026 is primarily due to the deconsolidation of Lugano in November 2025 which reduced the net assets used in the calculation of the management fee.
Refer to "Note N - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.

Amortization expense

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Amortization expense	$22,844	$23,351	$(507)	(2.2)%

Amortization expense for the three months ended March 31, 2026 decreased $0.5 million as compared to the three months ended March 31, 2025 due primarily to certain intangible assets at Sterno being fully amortized in the prior year and the Lugano deconsolidation.
Impairment expense

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Impairment expense	$20,500	$—	$20,500	—%

In connection with the Company's annual goodwill impairment test as of March 31, 2026, the Company recorded a goodwill impairment charge at the PrimaLoft reporting unit of $20.5 million. Refer to "Note E - Goodwill and Other Intangible Assets" in the "Notes to the Condensed Consolidated Financial Statements" for additional information.
Interest expense, net

	Three months ended
	March 31, 2026	March 31, 2025	(Increase) Decrease
Interest expense	(27,495)	(35,851)	$8,356	(23.3)%

We recorded interest expense totaling $27.5 million for the three months ended March 31, 2026 compared to $35.9 million for the comparable period in 2025, a decrease of $8.4 million. Interest expense in the quarter ended March 31, 2025 includes $8.9 million related to financing arrangements at Lugano, which was deconsolidated in November 2025. Excluding the impact of the Lugano financing arrangement in the prior-year period, interest expense increased $0.5 million, primarily due to higher interest expense on the Company’s Senior Notes resulting from the increased principal amount of the Senior Notes following the paid-in-kind payments made in 2025 in connection with the indenture forbearance agreement described in the 2025 Form 10-K.
Other income (expense)

	Three months ended
	March 31, 2026	March 31, 2025	(Increase) Decrease
Other income (expense)	7,705	(13,681)	$21,386	(156.3)%

For the three months ended March 31, 2026, other income was $7.7 million, an increase of $21.4 million as compared to $13.7 million in other expense in the three months ended March 31, 2025. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In the current year, other income includes the proceeds from the sale-leaseback transaction completed by Altor in the first quarter, offset by a finance charge at the corporate entity related to Lugano. The other expense in the three months ended March 31, 2025 primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($13.8 million in expense in the three months ended March 31, 2025).

Income taxes

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Provision for income taxes	$7,064	$2,538	$4,526	178.3%

Effective tax rate	(29.7)%	(5.4)%
We had an income tax provision of $7.1 million during the three months ended March 31, 2026 compared to an income tax provision of $2.5 million during the same period in 2025, an increase of $4.5 million due to the reduction in the loss from continuing operation before income taxes. Our effective tax rate in the three months ended March 31, 2026 was 29.7%, compared to an effective income tax rate of 5.4% during the same period in 2025. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In the current year, the effective tax rate was impacted by the goodwill impairment at PrimaLoft, the effect of foreign taxes and changes in valuation allowances.
Results of Operations - Operating Segments - Year-to-Date
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Branded Consumer Businesses
5.11

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$123,972	$129,370	$(5,398)	(4.2)%

Net sales for the three months ended March 31, 2026 were $124.0 million as compared to net sales of $129.4 million for the three months ended March 31, 2025, a decrease of $5.4 million, or 4.2%. The decline was driven primarily by decreases in direct-to-consumer sales of approximately $4.0 million, reflecting a reduction in promotional activity compared to the prior year period, and international sales of approximately $1.8 million, primarily due to the timing of large contracts. These decreases were partially offset by an increase in domestic wholesale sales of approximately $0.5 million, driven by increased demand from key national accounts during the quarter.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating income	$7,710	$8,573	$(863)	(10.1)%

Segment operating margin	6.2%	6.6%	(0.4)%
Segment operating income for the three months ended March 31, 2026 was $7.7 million, a decrease of $0.9 million when compared to segment operating income of $8.6 million for the same period in 2025. The decline in operating income primarily reflects lower net sales, which resulted in reduced gross profit dollars, partially offset by an improvement in gross margin rate. These impacts were further offset by lower selling, general and administrative expenses, driven by a reduction in payroll as well as lower variable expenses, including marketing and fulfillment, in line with reduced revenue volume. Segment operating margin was 6.2% in the three months ended March 31, 2026 and 6.6% in the three months ended March 31, 2025.

BOA

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$52,107	$48,877	$3,230	6.6%

Net sales for the three months ended March 31, 2026 were $52.1 million as compared to net sales of $48.9 million for the three months ended March 31, 2025, an increase of $3.2 million, or 6.6%. BOA adult premium performance sales increased across key industries including Cycling, Workwear, Outdoor, and Snow Sports, offset by reduced kids-based business in China. This continued momentum was primarily a result of market share gains in many of BOA's key industries.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating income	$16,129	$13,655	$2,474	18.1%

Segment operating margin	31.0%	27.9%	3.0%
Segment operating income for the three months ended March 31, 2026 was $16.1 million, an increase of $2.5 million when compared to segment operating income of $13.7 million for the same period in 2025. The increase in operating income was driven by an increase in net sales and improved gross profit margins, partially offset by an increase in selling, general, and administrative costs. Segment operating margin was 31.0% in the three months ended March 31, 2026 and 27.9% in the three months ended March 31, 2025.
PrimaLoft

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$21,916	$23,645	$(1,729)	(7.3)%

Net sales for the three months ended March 31, 2026 were $21.9 million, a decrease of $1.7 million as compared to net sales of $23.6 million for the three months ended March 31, 2025. The decrease in net sales in the current period versus the three months ended March 31, 2025 is primarily attributable to timing effects, with a shift in the timing of seasonal demand to the prior year.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating income (loss)	$(17,597)	$4,158	$(21,755)	(523.2)%

Segment operating margin	(80.3)%	17.6%	(97.9)%
Segment operating loss for the three months ended March 31, 2026 was $17.6 million, a decrease of $21.8 million when compared to segment operating income of $4.2 million for the same period in 2025. PrimaLoft recorded a goodwill impairment charge of $20.5 million in the first quarter of 2026, which was the primary driver of the decrease. The remainder of the decrease was attributable to lower sales volume, partially offset by higher gross margins in the first quarter of 2026 based on sales mix. Segment operating margin was (80.3)% in the three months ended March 31, 2026 as compared to 17.6% in the three months ended March 31, 2025.
The Honey Pot Co.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$45,159	$36,191	$8,968	24.8%

Net sales for the three months ended March 31, 2026 were $45.2 million, an increase of $9.0 million or 24.8% from net sales of $36.2 million for the three months ended March 31, 2025. The increase in net sales is primarily due to strong volume growth across retail channels, the benefits of price pack architecture optimization implemented in late 2025, and modestly lower trade investment versus the prior year.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating income (loss)	$9,568	$4,836	$4,732	97.8%

Segment operating margin	21.2%	13.4%	7.8%
Segment operating income for the three months ended March 31, 2026 was $9.6 million, an increase of $4.7 million when compared to segment operating loss of $4.8 million for the same period in 2025. The increase was primarily driven by higher net sales and improved operating leverage, partially offset by increased investments in marketing and human capital. Segment operating margin in the three months ended March 31, 2026 was 21.2% as compared to 13.4% in the three months ended March 31, 2025.
Velocity Outdoor

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$13,826	$13,201	$625	4.7%

Net sales for the three months ended March 31, 2026 were $13.8 million, an increase of $0.6 million or 4.7%, compared to net sales of $13.2 million in the same period in 2025. The increase in net sales for the three months ended March 31, 2026 was primarily driven by increases in King's Camo apparel sales and incremental increases in net sales of crossbows.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating loss	$(1,122)	$(2,825)	$1,703	(60.3)%

Segment operating margin	(8.1)%	(21.4)%	13.3%
Segment operating loss for the three months ended March 31, 2026 was $1.1 million compared to segment operating loss of $2.8 million for the same period in 2025. Segment operating margin was (8.1)% in the three months ended March 31, 2026 as compared to (21.4)% in the three months ended March 31, 2025. The improvement was driven by higher gross margins in the current quarter, with gross margins of 33.1% in the three months ended March 31, 2026 as compared to 25.5% in the three months ended March 31, 2025.
Industrial Businesses
Altor Solutions

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$64,642	$76,257	$(11,615)	(15.2)%

Net sales for the three months ended March 31, 2026 were $64.6 million, a decrease of $11.6 million, or (15.2)%, compared to net sales of $76.3 million in the three months ended March 31, 2025. The decrease in net sales during the period was primarily attributable to reduced consumer demand in the industrial white goods market, the introduction of alternative shipping materials in the GLP-1 market, and a life science customer's transition from a direct supply model to third-party distribution. Net sales in the perishables market remained consistent with the prior year period.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating income	$1,182	$4,986	$(3,804)	(76.3)%

Segment operating margin	1.8%	6.5%	(4.7)%
Segment operating income was $1.2 million in the three months ended March 31, 2026, a decrease of $3.8 million as compared to the three months ended March 31, 2025. Segment operating margin was 1.8% in the first three months of 2026 as compared to 6.5% in the first three months of 2025, with the decrease driven by a reduced sales volumes and the deleveraging effect of fixed costs, which negatively impacted gross margins in the current period. Gross profit as a percentage of net sales was 20.3% in the three months ended March 31, 2026 and 25.0% in the three months ended March 31, 2025.
Arnold

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$40,183	$34,008	$6,175	18.2%

Net sales for the three months ended March 31, 2026 were approximately $40.2 million, an increase of $6.2 million compared to net sales of $34.0 million in the same period in 2025. The increase in net sales was primarily attributable to growing demand for non-China sourced permanent magnets. The uncertain geopolitical climate and heightened licensing requirements to export certain rare earth and strategic minerals out of China is causing significant supply chain disruptions. As a result, Arnold is seeing increased demand from customers seeking more predictable and sustainable, non-China sourced magnet materials. Arnold also benefitted during the current quarter from a softer year over year comparison, with the first quarter of 2025 down 18% from the first quarter of 2024.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating income	$2,331	$(912)	$3,243	(355.6)%

Segment operating margin	5.8%	(2.7)%	8.5%
Segment operating income for the three months ended March 31, 2026 was approximately $2.3 million, an increase of $3.2 million when compared to the same period in 2025. The improvement in segment operating results was driven primarily by strong sales growth and resulting operating leverage, combined with non-recurring costs incurred in the first quarter of 2025. Segment operating margin was 5.8% in the first three months of 2026 as compared to (2.7)% in the first three months of 2025.
Sterno

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Net sales	$65,050	$65,381	$(331)	(0.5)%

Net sales for the three months ended March 31, 2026 were approximately $65.1 million, a decrease of $0.3 million, or 0.5%, compared to net sales of $65.4 million in the same period in 2025. The net sales variance reflects an increase in the Sterno business unit related to distribution gains within most major channels that was more than offset by a decline in the Rimports business unit related to distribution losses in key channels.

	Three months ended
	March 31, 2026	March 31, 2025	Increase (Decrease)
Segment operating income	$7,223	$6,358	$865	13.6%

Segment operating margin	11.1%	9.7%	1.4%
Segment operating income for the three months ended March 31, 2026 was approximately $7.2 million, an increase of $0.9 million compared to the three months ended March 31, 2025, driven primarily by improved gross profit due to productivity initiatives across manufactured and procured items and beneficial deflation across key input costs. Gross profit as a percentage of net sales was 28.4% in the three months ended March 31, 2026 as compared to 26.5% in the three months ended March 31, 2025. Segment operating margin was 11.1% in the first three months of 2026 as compared to 9.7% in the first three months of 2025.
Liquidity and Capital Resources
We generate cash primarily from the operations of our subsidiaries, and we have the ability to borrow under our 2022 Credit Facility to fund our operating, investing and financing activities. Our principal uses of cash are operating expenses, management fees, capital expenditures, working capital needs, debt service, distributions on the preferred shares of the Trust and strategic growth initiatives, including acquisitions. In connection with the Lugano Investigation and the restatement of our previously issued financial statements, we incurred significant accounting, financing, legal and other professional costs, including costs related to litigation, governmental investigations, financing arrangements and internal control remediation. We also expect to continue to incur costs associated with ongoing securities litigation, derivative litigation, governmental investigations and efforts to remediate and strengthen internal controls.
As of March 31, 2026, we had $1,029.4 million of indebtedness associated with our 5.250% Senior Notes due 2029, $308.8 million of indebtedness associated with our 5.000% Senior Notes due 2032, $534.0 million outstanding under the term loans under our 2022 Credit Facility, and no revolving borrowings outstanding under the 2022 Credit Facility. At March 31, 2026, net availability under the 2022 Credit Facility was $99.1 million after giving effect to approximately $0.9 million of outstanding letters of credit. Long-term debt liquidity requirements consist of payment in full of the Senior Notes upon their respective maturity dates, principal and interest payments under the term loans under the 2022 Credit Facility, and repayment of any revolving borrowings under the 2022 Credit Facility upon maturity. Amounts outstanding under the 2022 Credit Facility mature on July 12, 2027. In addition, on December 19, 2025, the LLC entered into a Fifth Amendment to the 2022 Credit Facility (the “Fifth Amendment”) and a related transaction letter (the “Transaction Letter”) and, pursuant to the Transaction Letter, if (i) the Consolidated Total Leverage Ratio is not less than 4.50:1.00 and (ii) the Consolidated Senior Secured Leverage Ratio is not less than 1:00 to 1:00, as of the last day of the fiscal quarters ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, respectively, the Company is required to pay to the Administrative Agent, for the ratable benefit of the Lenders, the milestone fees in the amount of $5,000,000, $6,500,000, $8,000,000 and $9,500,000, respectively, subject to certain conditions. At March 31, 2026, approximately 29% of our outstanding debt was subject to interest rate changes.
At March 31, 2026, we had approximately $65.2 million of cash and cash equivalents on hand, a decrease of $2.8 million as compared to the year ended December 31, 2025. The majority of our cash is held in non-interest bearing checking accounts or invested in short-term money market accounts in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.

Below is a summary of the change in cash and cash equivalents for the three months ended March 31, 2026 and 2025 is as follows :

	Three months ended
	March 31, 2026	March 31, 2025
(in thousands)
Net cash provided by (used in):
Operating activities	$23,914	$(29,348)
Investing activities	6,226	(12,922)
Financing activities	(32,809)	128,240
Effect of exchange rates on cash and cash equivalents	(163)	606
Net increase (decrease) in cash and cash equivalents	(2,832)	86,576
Cash and cash equivalents — beginning of period	68,015	59,659
Cash and cash equivalents — end of period	$65,183	$146,235
Operating Activities:
For the three months ended March 31, 2026, net cash provided by operating activities totaled approximately $23.9 million, which represents a $53.3 million decrease in cash use compared to cash used in operating activities of $29.3 million during the three-month period ended March 31, 2025. This change reflects improvements in operating results and other operating cash flow drivers, including working capital activity. Cash provided by working capital for the three months ended March 31, 2026 was $7.7 million, as compared to cash used for working capital of $12.6 million for the three months ended March 31, 2025. We typically use more cash for working capital in the first half of the year as we build inventories following the fourth quarter of the prior year. During the prior year period, we accelerated certain inventory receipts ahead of anticipated tariff implementations, which increased inventory levels and contributed to higher working capital cash outflows. Exclusive of inventory, working capital usage at the LLC and the Company’s other operating segments was generally consistent with the prior year. The prior period working capital usage also reflects the operating activities of Lugano, which is no longer an operating segment of the Company after filing for bankruptcy in November 2025.
Investing Activities:
Cash flows provided by investing activities for the three months ended March 31, 2026 totaled $6.2 million, compared to cash used in investing activities of $12.9 million in the same period of 2025. In the current year, cash provided by investing activities reflects cash proceeds from a sale leaseback transaction that occurred in the first quarter at our Altor business. The remainder of investing activities in the current year and investing activities in the prior year is primarily capital expenditures. Capital expenditures decreased $8.0 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, with $5.1 million in capital expenditures in 2026 and $13.1 million in capital expenditures in 2025. Capital expenditures in the prior year included expenditures at Lugano, which is no longer an operating segment of the Company after filing for bankruptcy in November 2025, and higher than usual capital expenditures at Arnold as they relocated two of their product divisions to a new facility in the United States. We expect capital expenditures for the full year of 2026 to be approximately $30 million to $40 million.
Financing Activities:
Cash flows used by financing activities totaled approximately $32.8 million during the three months ended March 31, 2026 compared to cash flows provided by financing activities of $128.2 million during the three months ended March 31, 2025.. Financing activities in the current year reflected repayments of term loans under the 2022 Credit Facility of $18.5 million, payment of the Trust preferred share distribution of $9.7 million and transactions with noncontrolling shareholders at the Company's subsidiaries. In the prior year, we added an additional $200 million in outstanding term loan, a portion of which was used to repay amounts outstanding under our revolving credit facility. Financing activities in the first three months of 2025 also reflects $58.1 million in proceeds from the issuance of Trust preferred shares, the payment of the Company's preferred share distribution of $8.4 million and the payment of the Company's common share distribution of $18.8 million. The Company suspended common share distributions in May 2025, therefore no common distribution was made subsequent to May 2025.

Our Lugano business entered into various financing arrangements with third parties that resulted in debt being recorded. In the three months ended March 31, 2025, the net cash flows provided by these financing arrangements totaled $15.6 million.
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
At September 30, 2025, Arnold was not in compliance with the fixed charge coverage ratio and leverage ratio covenants contained within its intercompany credit agreement. In the fourth quarter of 2025, we amended the Arnold credit agreement to increase the amount of availability under the revolving credit facility and to waive the covenant violations that existed as of September 30, 2025. Arnold was not in compliance with the fixed charge coverage ratio and leverage ratio covenants contained within its intercompany credit agreement at December 31, 2025, and was not in compliance with the fixed charge coverage ratio at March 31, 2026 and was granted a waiver for the covenant violations in each period.
In the first quarter of 2025, we amended the Velocity intercompany credit agreement to amend the applicable fixed charge coverage ratio covenant and the applicable Total Debt to EBITDA ratio covenant. Velocity was not in compliance with the fixed charge coverage ratio or leverage ratio in their intercompany credit agreement at September 30, 2025, December 31, 2025 and March 31, 2026 and was granted a waiver for the covenant violations in each period.
All of our subsidiaries were in compliance with the financial covenants under their intercompany credit arrangements at March 31, 2026 except Velocity and Arnold, each of which received waivers for the applicable covenant violations.
All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of March 31, 2026, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$118,053
BOA	111,701
PrimaLoft	144,626
The Honey Pot Co.	75,000
Velocity Outdoor	55,775
Altor	158,996
Arnold	91,710
Sterno	31,213
Total intercompany debt	$787,074
Corporate and eliminations	(787,074)
Total	$—

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
Financing Arrangements
Debt and Capital Structure
Our capital structure includes (i) the 2022 Credit Facility and (ii) the Senior Notes. See “Note G — Debt” included in the "Notes to the Consolidated Financial Statements" in this Form 10-Q for additional detail regarding our debt instruments, including outstanding balances, borrowing terms, covenant requirements, and availability under the 2022 Credit Facility.
Net availability under the 2022 Revolving Credit Facility after giving effect to the Fifth Amendment was approximately $99.1 million at March 31, 2026. The outstanding borrowings under the 2022 Revolving Credit Facility include $0.9 million of outstanding letters of credit at March 31, 2026, which are not reflected on our balance sheet.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Interest on credit facilities	$9,930	$9,582
Interest on Senior Notes	17,391	16,875
Unused fee on Revolving Credit Facility	125	675
Other interest expense (1)	183	9,047
Interest income	(134)	(328)
Interest expense, net	$27,495	$35,851
(1) Other interest expense in the three months ended March 31, 2025 includes interest amounts related to Lugano financing arrangements.
The following table provides the effective interest rate of the Company’s outstanding debt at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	1,029,371	8.15%	1,029,371
2032 Senior Notes	5.00%	308,811	7.93%	308,811
2022 Credit Facility - Term Loan	7.04%	534,000	10.14%	552,500
2022 Credit Facility -Revolving Loans	—%	—	—%	—
Unamortized debt issuance costs		(11,934)		(13,365)
Total debt outstanding		$1,860,248		$1,877,317

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

Adjusted EBITDA
Three months ended March 31, 2026
	Corporate	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(38,969)	$4,869	11,640	$(21,408)	$5,828	$(2,534)	$5,047	$5	$4,691	$(30,831)
Adjusted for:
Provision (benefit) for income taxes	—	(265)	1,443	45	1,820	64	2,458	12	1,487	7,064
Interest expense, net	27,342	—	—	(7)	5	6	—	148	1	27,495
Intercompany interest	(19,971)	3,001	2,828	3,691	1,913	1,416	3,883	2,117	1,122	—
Depreciation and amortization	1,445	6,326	5,267	5,325	4,153	1,395	6,584	2,784	3,514	36,793
EBITDA	(30,153)	13,931	21,178	(12,354)	13,719	347	17,972	5,066	10,815	40,521
Other (income) expense	2,801	32	23	5	(56)	(79)	(10,336)	(1)	(94)	(7,705)
Noncontrolling shareholder compensation	—	600	999	318	280	5	124	26	207	2,559
Impairment expense	—	—	—	20,500	—	—	—	—	—	20,500
Other (1)	—	—	—	—	—	—	536	—	110	646
Adjusted EBITDA	$(27,352)	$14,563	$22,200	$8,469	$13,943	$273	$8,296	$5,091	$11,038	$56,521

(1) Other represents non-recurring operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries.

Adjusted EBITDA
Three months ended March 31, 2025
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(8,764)	$3,906	$8,243	$(51,634)	$(437)	$1,754	$(4,167)	$(228)	$(1,606)	$3,179	$(49,754)
Adjusted for:
Provision (benefit) for income taxes	—	1,144	1,166	(256)	394	419	44	13	(1,383)	997	2,538
Interest expense, net	26,843	1	(1)	8,875	(7)	(2)	(1)	—	143	—	35,851
Intercompany interest	(39,893)	3,344	3,984	15,375	4,129	2,602	1,421	4,854	1,915	2,269	—
Depreciation and amortization	74	5,772	5,248	1,593	5,315	4,160	1,369	7,192	2,578	3,476	36,777
EBITDA	(21,740)	14,167	18,640	(26,047)	9,394	8,933	(1,334)	11,831	1,647	9,921	25,412
Other (income) expense	14	105	63	13,515	1	(3)	(127)	215	(2)	(100)	13,681
Noncontrolling shareholder compensation	—	545	1,346	916	549	25	105	245	4	277	4,012
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other (1)	—	—	—	—	—	—	—	562	915	69	1,546
Adjusted EBITDA	$(21,726)	$14,817	$20,049	$(11,616)	$9,944	$9,830	$(1,356)	$12,853	$2,564	$10,167	$45,526

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

	Three months ended March 31,
	2026	2025
Net loss	$(30,674)	$(49,710)
Gain on sale of discontinued operations, net of tax	157	44
Net loss from continuing operations	$(30,831)	$(49,754)
Less: loss from continuing operations attributable to noncontrolling interest	85	(19,717)
Net loss attributable to Holdings - continuing operations	$(30,916)	$(30,037)
Adjustments:
Distributions paid - preferred shares	(9,714)	(8,434)
Amortization expense - intangibles and inventory step-up	22,844	23,351
Impairment expense	20,500	—
Stock compensation	2,559	4,012
Integration Services Fee	—	875
Other	646	1,546
Adjusted Earnings	$5,919	$(8,687)
Plus (less):
Depreciation expense	11,902	12,301
Income tax provision	7,064	2,538
Interest expense	27,495	35,851
Amortization of debt issuance costs	2,047	1,125
Income from continuing operations attributable to noncontrolling interest	85	(19,717)
Distributions paid - preferred shares	9,714	8,434
Other (income) expense	(7,705)	13,681
Adjusted EBITDA	$56,521	$45,526
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

Amendment to Management Services Agreement
On February 23, 2026, the LLC and CGM entered into an Eighth Amended and Restated Management Services Agreement (the “MSA Amendment”), which amends and restates the parties’ MSA. The MSA Amendment, among other things, (i) establishes a repayment protocol for previously overpaid management fees, including permitting the Company, subject to interest, to fund all or a portion of otherwise payable quarterly fees while an overpayment balance remains outstanding, (ii) provides for a dollar-for-dollar reduction of fees payable under the MSA for certain services outsourced by the Company to third-party service providers and excludes such services from the scope of services to be provided by CGM, (iii) clarifies requirements and restrictions applicable to personnel seconded by CGM to the Company, and (iv) updates certain operational, governance, authority and indemnification provisions.
For the three months ended March 31, 2026 and 2025, the Company incurred the following management fees to CGM, by entity:

	Three months ended March 31,
(in thousands)	2026	2025
5.11	$250	$250
BOA	250	250
Lugano (1)	—	188
PrimaLoft	250	250
The Honey Pot Co.	250	250
Velocity	125	125
Altor	188	188
Arnold Magnetics	125	125
Sterno	125	125
Corporate	14,371	17,112
	$15,934	$18,863
(1) Lugano ceased paying a management fee to CGM in June 2025.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA did not, prior to the MSA amendment, contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. In 2025, restrictions in the Company’s forbearance and amendment arrangements under the 2022 Credit Facility limited the Company’s ability to pay management fees, resulting in management fee expense being incurred but not fully paid. As a result, the Company determined that the amount of management fees that had been overpaid at December 31, 2025 was $33.8 million, which was recorded as an asset (“Due from CGM”) and reduced management fee expense for the year ended December 31, 2025. For the three months ended March 31, 2026, the Company recorded management fee expense of $15.9 million. During the quarter, the Company applied the MSA’s repayment and netting provisions and, beginning February 23, 2026, the repayment protocol and elective interim funding mechanics under the MSA Amendment (including the Company’s ability, subject to interest, to pay all or a portion of the quarterly management fee otherwise payable while an overpayment balance remains outstanding). As of March 31, 2026, the Due from CGM balance of $11.5 million reflects amounts due from CGM, net of management fees accrued and amounts paid (or funded) in accordance with the MSA Amendment, and the Company expects to continue to reduce future management fee payments until the overpayment has been fully recouped.
Integration Services Agreement
No integration service fees were incurred during the three months ended March 31, 2026. During the three months ended March 31, 2025, The Honey Pot Co. paid CGM $0.9 million in integration service fees under an integration services agreement that has since been fully paid. An amendment to the Management Services Agreement entered into in January 2025 eliminated integration service fees for future acquisitions.
Allocation Interests
We have issued Allocation Interests, governed by our LLC agreement, to Sostratus, LLC (the "Holder") to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The Holder is entitled to receive, if due pursuant to the profit allocation formula, an allocation payment upon the sale of a business (a "Sale Event") and upon election of the Holder during the 30-day period following the fifth anniversary of the date upon which we acquired a controlling interest in a business (a "Holding Event"). Payments of profit allocation to the Holder are accounted for as dividends declared on Allocation Interests and recorded in stockholders' equity once they are approved by the Company’s board of directors.
The Lugano Bankruptcy was a Sale Event and any corresponding loss on such Sale Event will have the effect of reducing future allocation payments. The LLC Agreement also contains a mechanism to adjust future profit allocation payments by over-paid and under-paid profit distributions. The Company intends to cause future allocation payments to be adjusted, as necessary, to reflect the impact of the restatement of the Company’s financial statements.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.1 million and $0.2 million during the three months ended March 31, 2026 and March 31, 2025, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $11.1 million and $12.0 million from this supplier during the three months ended March 31, 2026 and March 31, 2025, respectively.
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
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K.
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
Goodwill is tested for impairment at least annually and more frequently when events or changes in circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The determination of whether goodwill is impaired is a critical accounting estimate because it requires management to make significant judgments and assumptions when estimating the fair value of a reporting unit, and small changes in those judgments and assumptions could result in materially different fair value estimates and impairment conclusions. When qualitative factors are not sufficient to conclude that fair value exceeds carrying amount, we perform a quantitative goodwill impairment test and estimate reporting unit fair value using the income approach (discounted cash flow method), the market approach (guideline company multiples), or a weighting of the two methods. Key assumptions and estimates include projected revenue growth, operating margins, terminal growth rate, discount rate (including the weighted-average cost of capital and company-specific risk adjustments), and market multiples for comparable companies. These assumptions are based on historical performance, current and expected market and economic conditions, and our expectations regarding future operating performance; however, actual results may differ from those assumptions. Changes in the assumptions described above, including as a result of adverse changes in macroeconomic conditions, industry trends, competitive dynamics, customer demand, or our operating performance, could reduce the estimated fair value of a reporting unit and result in additional goodwill impairment charges in future periods.
Annual Impairment Testing
2026 Annual Impairment Testing
For the Company’s annual goodwill impairment test as of March 31, 2026, the Company performed a qualitative assessment of its reporting units with goodwill balances to determine whether it was more-likely-than-not that the fair value of each reporting unit was less than its carrying amount. Based on this assessment, the Company concluded that it was more-likely-than-not that the fair value of each reporting unit exceeded its carrying amount, except for the PrimaLoft reporting unit. As a result, the Company performed a quantitative goodwill impairment test for the PrimaLoft reporting unit.
The Company estimated the fair value of the PrimaLoft reporting unit using a combination of the income approach (discounted cash flow method) and the market approach (guideline company multiples). Significant assumptions used in the quantitative test included, among others, projected revenue growth, operating margins, the terminal growth rate and the discount rate, each of which reflects management’s best estimates based on historical performance, current market conditions and expectations of future operating performance. The discount rate used in the income approach was 13.4%. The quantitative test indicated that the fair value of the PrimaLoft reporting unit was less than its carrying amount; accordingly, the Company recorded a goodwill impairment charge of $20.5 million during the quarter ended March 31, 2026, which is included in operating income/(loss) in the consolidated statements of operations.
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
2025 Interim Impairment Testing
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
Indefinite-lived intangible asset
We use a qualitative approach to test indefinite lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Our indefinite-lived intangible asset at March 31, 2026 consists of a trade name associated with the Sterno reporting unit with a carrying value of approximately $30.8 million. The indefinite-lived intangible asset is classified as held for sale at March 31, 2026. Refer to "Note B - Dispositions" of the condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note A - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2025. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" that was disclosed in Part II, Item 7A of our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. As previously disclosed in the 2025 Form 10-K, management identified material weaknesses in internal control over financial reporting. Because these material weaknesses described in the 2025 Form 10-K had not been fully remediated as of March 31, 2026, management concluded that the Company’s disclosure controls and procedures were not effective as of that date.
Notwithstanding the identified material weaknesses, management, including the Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented, in accordance with accounting principles generally accepted in the United States.
Changes in Internal Control Over Financial Reporting
As previously disclosed in the 2025 Form 10-K, management developed a remediation plan to address the material weaknesses in the Company’s internal control over financial reporting. During the quarter ended March 31, 2026, the Company continued remediation activities, including the remediation activities described in the 2025 Form 10-K. These remediation activities were ongoing as of March 31, 2026 and had not fully remediated the material weaknesses as of that date. Except for the ongoing remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding the Company's legal proceedings can be found in Note M - Commitments and Contingencies of the accompanying Notes to the condensed consolidated financial statements and in the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of the 2025 Form 10-K, as filed with the SEC on February 27, 2026.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our 2025 Form 10-K for the fiscal year ended December 31, 2025 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated March 28, 2026, by and among (i) SternoCandleLamp Holdings, Inc., (ii) WCHG Buyer, Inc., (iii) WCHG Heat Merger Sub, Inc., and (iv) Compass Group Diversified Holdings LLC, as the Stockholder Representative and for the limited purposes of Section 6.20 therein (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on March 30, 2026 (File No. 001-34927))**

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

10.1
Eighth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC and Compass Group Management LLC, dated as of February 23, 2026 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 24, 2026 (File No. 001-34927)).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The registrant will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2026	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2026	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Stephen Keller
Stephen Keller
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated March 28, 2026, by and among (i) SternoCandleLamp Holdings, Inc., (ii) WCHG Buyer, Inc., (iii) WCHG Heat Merger Sub, Inc., and (iv) Compass Group Diversified Holdings LLC, as the Stockholder Representative and for the limited purposes of Section 6.20 therein (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on March 30, 2026 (File No. 001-34927))**

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

10.1
Eighth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC and Compass Group Management LLC, dated as of February 23, 2026 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 24, 2026 (File No. 001-34927)).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The registrant will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.