Form 10-Q
period 2026-06-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2026-08-10
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 6, 2026, there were 75,235,966 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended June 30, 2026

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
The Lugano Investigation and related matters significantly affected the Company during 2025 and continued to affect the Company during the first and second quarters of 2026. In November 2025, Lugano and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and, as a result, Lugano was deconsolidated from the Company’s consolidated financial statements as of the bankruptcy filing date. The Company also incurred significant professional fees and other expenses related to the Lugano Investigation, the preparation of restated and delayed periodic financial statements, related litigation and investigations, financing arrangements and internal control remediation. In addition, the Company suspended its quarterly cash distribution on its common shares in 2025, and its ability to access the capital markets, including through its at-the-market equity programs, was limited in light of these events.
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
•the amount and timing of any recoveries on our intercompany loan to Lugano under the Settlement Agreement and proposed Plan of Liquidation, including the risk that the Plan of Liquidation may not be confirmed or become effective, that asset monetization or litigation recoveries may be lower or later than expected, or that the priority of allowed claims may reduce or eliminate recoveries;
•claims or causes of action asserted by third parties against us and/or our current or former directors and officers arising out of or relating to Lugano, the Lugano Investigation or the bankruptcy proceedings, including claims not released under the Settlement Agreement or the proposed Plan of Liquidation, which could result in substantial defense costs, potential liability or settlement payments;
•our and our Manager’s ability to retain or replace qualified employees of our subsidiaries and Manager;
•difficulties and delays in identifying, integrating, and managing acquisitions or an inability to fully realize cost savings and other benefits related thereto;
•our ability to successfully complete divestitures that we may execute and our ability to execute on our deleveraging strategy;
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
•our requirement to pay our Manager base management fees regardless of our performance;
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
(in thousands)
Assets
Current assets:
Cash and cash equivalents	$87,443	$68,015
Accounts receivable, net	186,327	202,887
Inventories, net	375,763	404,102
Prepaid expenses and other current assets	57,468	78,398
Due from related parties (refer to Note N)	6,275	20,757
Due from unconsolidated affiliate (refer to Note B)	19,200	71,000
Total current assets	732,476	845,159
Property, plant and equipment, net	186,729	209,742
Goodwill	830,902	895,421
Intangible assets, net	817,310	892,811
Due from unconsolidated affiliate, long-term (refer to Note B)	19,800	26,000
Other non-current assets	165,221	170,051
Total assets	$2,752,438	$3,039,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$77,337	$96,335
Accrued expenses	154,268	163,265
Current portion, long-term debt	43,250	37,500
Other current liabilities	49,408	52,519
Total current liabilities	324,263	349,619
Deferred income taxes	92,804	104,189
Long-term debt	1,538,680	1,839,817
Other non-current liabilities	189,521	171,896
Total liabilities	2,145,268	2,465,521
Commitments and contingencies (refer to Note M)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 20,109 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.
Series A preferred shares, no par value; 4,678 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	112,010	112,010
Series B preferred shares, no par value; 7,524 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	177,771	177,771
Series C preferred shares, no par value; 7,907 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	188,049	188,049
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at June 30, 2026 and December 31, 2025, respectively.	1,288,951	1,288,951
Treasury shares, at cost	(18,910)	(18,910)
Accumulated other comprehensive income	373	738
Accumulated deficit	(1,275,684)	(1,306,585)
Total stockholders’ equity attributable to Holdings	472,560	442,024
Noncontrolling interest	134,610	131,639
Total stockholders’ equity	607,170	573,663
Total liabilities and stockholders’ equity	$2,752,438	$3,039,184
See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net revenues	$424,042	$478,690	$850,897	$932,465
Cost of revenues	224,079	270,149	461,576	527,892
Gross profit	199,963	208,541	389,321	404,573
Operating expenses:
Selling, general and administrative expense	134,337	162,112	266,347	312,489
Management fees	13,817	19,035	29,751	37,898
Amortization expense	22,686	23,117	45,530	46,468
Impairment expense	—	31,515	20,500	31,515
Other operating (income) expense	149	—	(10,234)	—
Operating income (loss)	28,974	(27,238)	37,427	(23,797)
Other income (expense):
Interest expense, net	(23,895)	(34,096)	(51,390)	(69,947)
Amortization of debt issuance costs	(2,047)	(971)	(4,094)	(2,096)
Loss on debt modification	—	(2,827)	—	(2,827)
Gain on sale of product division	182,342	—	182,342	—
Decrease in fair value of receivable due from unconsolidated affiliate	(58,000)	—	(58,000)	—
Other income (expense), net	(121)	1,713	(2,799)	(11,968)
Income (loss) from continuing operations before income taxes	127,253	(63,419)	103,486	(110,635)
Provision for income taxes	45,379	17,358	52,443	19,896
Income (loss) from continuing operations	81,874	(80,777)	51,043	(130,531)
Gain on sale of discontinued operations, net of income taxes	1,480	2,805	1,637	2,849
Net income (loss)	83,354	(77,972)	52,680	(127,682)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	2,265	(26,755)	2,350	(46,472)
Net income (loss) attributable to Holdings	$81,089	$(51,217)	$50,330	$(81,210)

Amounts attributable to Holdings
Income (loss) from continuing operations	$79,609	$(54,022)	$48,693	$(84,059)
Gain on sale of discontinued operations, net of income tax	1,480	2,805	1,637	2,849
Net income (loss) attributable to Holdings	$81,089	$(51,217)	$50,330	$(81,210)

Basic and diluted income (loss) per common share attributable to Holdings (refer to Note H)
Continuing operations	$0.84	$(0.92)	$0.29	$(1.43)
Discontinued operations	0.02	0.04	0.02	0.04
Basic and diluted income (loss) per common share attributable to Holdings (refer to Note H)	$0.86	$(0.88)	$0.31	$(1.39)

Basic and diluted weighted average number of shares of common shares outstanding	75,236	75,236	75,236	75,236

Cash distributions declared per Trust common share (refer to Note H)	$—	$0.25	$—	$0.50

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$83,354	$(77,972)	$52,680	$(127,682)
Other comprehensive income (loss)
Foreign currency translation adjustments	(284)	608	(728)	364
Pension benefit liability, net	765	(561)	363	933
Other comprehensive income (loss)	481	47	(365)	1,297
Total comprehensive income (loss), net of tax	$83,835	$(77,925)	52,315	(126,385)
Less: Net income (loss) attributable to noncontrolling interests	2,265	(26,755)	2,350	(46,472)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(13)	(1,016)	(32)	(1,362)
Total comprehensive income (loss) attributable to Holdings, net of tax	$81,583	$(50,154)	$49,997	$(78,551)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — April 1, 2025	$111,907	$177,112	$187,950	$1,288,975	$(18,910)	$(1,062,211)	$(4,087)	$680,736	$(167,091)	$513,645
Net loss	—	—	—	—	—	(51,217)	—	(51,217)	(26,755)	(77,972)
Total other comprehensive income, net	—	—	—	—	—	—	47	47	—	47
Issuance of Trust common shares	—	—	—	(24)	—	—	—	(24)	—	(24)
Issuance of Trust preferred shares	103	659	99	—	—	—	—	861	—	861
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,189	4,189
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	348	348
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,803)	(1,803)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(38)	(38)
Distributions paid - Trust Common Shares	—	—	—	—	—	(18,809)	—	(18,809)	—	(18,809)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(9,714)	—	(9,714)	—	(9,714)
Balance — June 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,141,951)	$(4,040)	$601,880	$(191,150)	$410,730

Balance — April 1, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,347,058)	$(108)	$400,705	$129,691	$530,396
Net income	—	—	—	—	—	81,089	—	81,089	2,265	83,354
Total other comprehensive income, net	—	—	—	—	—	—	481	481	—	481
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	3,280	3,280
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	265	265
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(439)	(439)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(12)	(12)
Sale of product division	—	—	—	—	—	—	—	—	(440)	(440)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(9,715)	—	(9,715)	—	(9,715)
Balance — June 30, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,275,684)	$373	$472,560	$134,610	$607,170

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2025	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(1,004,975)	$(5,337)	$678,620	$(148,046)	$530,574
Net loss	—	—	—	—	—	(81,210)	—	(81,210)	(46,472)	(127,682)
Total other comprehensive income, net	—	—	—	—	—	—	1,297	1,297	—	1,297
Issuance of Trust common shares	—	—	—	(59)	—	—	—	(59)	—	(59)
Issuance of Trust preferred shares	2,851	29,865	26,282	—	—	—	—	58,998	—	58,998
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	8,201	8,201
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	1,710	1,710
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(6,468)	(6,468)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(75)	(75)
Distributions paid - Trust Common Shares	—	—	—	—	—	(37,618)	—	(37,618)	—	(37,618)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(18,148)	—	(18,148)	—	(18,148)
Balance — June 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,141,951)	$(4,040)	$601,880	$(191,150)	$410,730

Balance — January 1, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,306,585)	$738	$442,024	$131,639	$573,663
Net income	—	—	—	—	—	50,330	—	50,330	2,350	52,680
Total other comprehensive loss, net	—	—	—	—	—	—	(365)	(365)	—	(365)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	5,839	5,839
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	5,140	5,140
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(9,895)	(9,895)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(23)	(23)
Sale of product division	—	—	—	—	—	—	—	—	(440)	(440)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(19,429)	—	(19,429)	—	(19,429)
Balance — June 30, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,275,684)	$373	$472,560	$134,610	$607,170

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$52,680	$(127,682)
Gain on sale of discontinued operations	1,637	2,849
Income (loss) from continuing operations	51,043	(130,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	22,270	23,363
Amortization expense - intangibles	45,530	46,468
Amortization expense - inventory step-up	—	—
Amortization of debt issuance costs	4,094	2,096
Decrease in fair value of receivable due from unconsolidated affiliate	58,000	—
Loss on debt modification	—	2,827
Impairment expense	20,500	31,515
Noncontrolling stockholder stock based compensation	5,839	8,201
Provision for receivable and inventory reserves	446	588
Deferred income taxes	(4,125)	3,629
Gain on sale of product division	(182,342)	—
Gain on sale-leaseback	(10,234)	—
Other	1,725	(1,897)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,844)	(12,980)
Inventories	6,951	(34,564)
Other current and non-current assets	22,990	4,400
Accounts payable and accrued expenses	12,774	(7,623)
Cash provided by (used in) operating activities	53,617	(64,508)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	495
Purchases of property and equipment	(11,343)	(23,983)
Proceeds from sale of businesses	290,191	2,849
Other investing activities	10,279	(1,548)
Cash provided by (used in) investing activities	289,127	(22,187)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	—	(59)
Proceeds and expenses from issuance of Trust preferred shares, net	—	58,998
Borrowings - revolving credit facility	67,000	73,500
Repayments - revolving credit facility	(65,000)	(183,500)
Borrowings - term loan	—	200,000
Repayments - term loan	(292,750)	—
Scheduled principal payments - term loan	(7,500)	(7,500)
Subsidiary financing arrangements - borrowings	—	27,092
Subsidiary financing arrangements - repayments	—	(8,360)
Distributions paid - common shares	—	(37,618)
Distributions paid - preferred shares	(19,429)	(18,148)
Net proceeds provided by noncontrolling shareholders	5,140	1,710
Purchase of noncontrolling interest	(9,895)	(6,468)
Debt issuance costs	—	(1,241)
Other	(30)	(28)
Net cash provided by (used in) financing activities	(322,464)	98,378
Foreign currency impact on cash	(852)	2,415
Net increase in cash and cash equivalents	19,428	14,098
Cash and cash equivalents — beginning of period	68,015	59,659
Cash and cash equivalents — end of period	$87,443	$73,757

Supplemental Cash Flow Disclosure:
Non-cash financing activities (1)	$—	$4,534
(1) Represents the non-cash settlement of subsidiary financing arrangements.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2026

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
The LLC is a controlling owner of eight businesses, or operating segments, at June 30, 2026. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and Rimports Holdings, Inc. ("Rimports"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. During the second quarter of 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, Rimports is presented as the Company’s operating segment following the distribution, and the results of Sterno’s food service business through the date of sale and Rimports for all periods presented are included in continuing operations. Refer to Note B - "Dispositions" for further discussion of the sale of Sterno’s food service business and the Rimports distribution. Refer to Note O - "Operating Segment Data" for further discussion of the operating segments. Lugano Holding, Inc. ("Lugano") was an operating segment of the Company until November 16, 2025 when Lugano was deconsolidated. Refer to Note B - "Dispositions" for further discussion of the accounting for Lugano.
Basis of Presentation
The condensed consolidated financial statements for the three and six month periods ended June 30, 2026 and June 30, 2025 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company.
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and satisfy its liabilities in the ordinary course of business.
Correction of Prior Period Financial Statements
During the second quarter ended June 30, 2026, the Company identified an immaterial classification misstatement related to the presentation of the gain of $10.2 million recognized in connection with Altor’s January 23, 2026 sale-leaseback transaction, which was previously presented in other income (expense), net in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and corrected to be presented in other operating income within operating expenses in the condensed consolidated statements of operations. The correction reflects management’s determination that the gain is appropriately presented within operating results because the transaction related to Altor’s manufacturing facilities and underlying operating assets. This correction increased previously reported operating income by the amount of the sale-leaseback gain and decreased other income (expense), net by the same amount, with no effect on previously reported income from continuing operations before income taxes, net income, cash flows, or stockholders’ equity.
Consolidation
The condensed consolidated financial statements include the accounts of the Company, as well as the businesses acquired as of their respective acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation. Businesses or components that meet the criteria for discontinued operations are presented as discontinued operations for all periods presented.
Seasonality
The results of operations of certain of our operating segments are subject to seasonal fluctuations due to the timing of recurring events, holidays, weather patterns, customer purchasing activity and other industry-specific factors. The impact of seasonality on our consolidated results may vary from period to period based on the relative size, mix and timing of acquisitions, dispositions and changes in the operating performance of our businesses. Historically, our consolidated net sales have generally been higher in the third and fourth quarters of the fiscal year; however, the degree of seasonality has varied in recent years as a result of changes in the composition of our businesses.
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
Note B — Dispositions
Sale of Sterno and Distribution of Rimports
On March 28, 2026, the LLC, in its capacity as representative of the holders of common stock of SternoCandleLamp Holdings, Inc. (“Sterno”), a then-majority-owned subsidiary of the LLC, and, for the limited purposes of the Rimports Distribution described below, entered into a definitive Agreement and Plan of Merger (the “Sterno Agreement”) with WCHG Buyer, Inc. (“Parent”), WCHG Heat Merger Sub, Inc. (“Merger Sub”) and Sterno. Pursuant to the Sterno Agreement, Parent agreed to acquire Sterno through the merger of Merger Sub with and into Sterno, with Sterno surviving the merger as a wholly owned subsidiary of Parent.
Immediately prior to the closing of the merger, on April 30, 2026, Sterno completed the distribution of all of the limited liability company interests of its indirect wholly owned subsidiary Rimports, LLC (“Rimports”), which operates Sterno’s home fragrance business, to Rimports Holdings, Inc., the equity of which was, in turn, distributed pro rata to the Sterno stockholders, including the LLC (the “Rimports Distribution”), with Rimports remaining a majority owned subsidiary of the LLC. On May 1, 2026, the parties completed the merger pursuant to the Sterno Agreement, resulting in the sale of Sterno’s food service business.

The purchase consideration for Sterno’s food service business was based on an enterprise value of $292.5 million and was subject to customary adjustments, including for transaction expenses, change-of-control payments, option termination payments and the net working capital, cash and debt balances of Sterno and its subsidiaries, excluding Rimports and its subsidiaries, at closing. Approximately $2.6 million of the closing proceeds were placed in escrow to satisfy post-closing purchase price true-ups, if any.
After allocation of the purchase consideration to Sterno’s noncontrolling stockholders and payment of transaction costs, CODI received approximately $282 million of total proceeds at closing, representing amounts received with respect to the Company’s outstanding loans to Sterno, including accrued interest, and its equity interests in Sterno. The Company used the proceeds received from the sale to repay outstanding borrowings under its senior credit facility.
The Rimports Distribution represented a transfer of equity interests between entities under common control because the Company controlled Sterno, inclusive of Rimports, before the distribution and continues to control Rimports after the distribution. Accordingly, the Rimports Distribution was accounted for as a transaction between entities under common control at historical carrying amounts, and no gain or loss was recognized in the Company’s condensed consolidated financial statements as a result of the distribution.
As of March 31, 2026, the Company had classified Sterno’s food service business as held for sale. Because the Company retained Rimports following the Rimports Distribution, the assets and liabilities of Rimports were excluded from the held-for-sale disposal group and continued to be presented within the Company’s condensed consolidated balance sheet. Upon completion of the sale on May 1, 2026, the Company deconsolidated Sterno’s food service business and recognized a gain on the sale of approximately $182.3 million within income from continuing operations during the three months ended June 30, 2026.
The sale did not represent a strategic shift that had, or will have, a major effect on the Company’s operations or financial results and therefore did not qualify for discontinued operations presentation. Accordingly, the results of operations and cash flows of Sterno’s food service business through the date of sale, and Rimports for all periods presented, are included within continuing operations in the Company’s condensed consolidated statements of operations and cash flows.
Summarized results of operations of Sterno for the three and six months ended June 30, 2026 through the date of disposition and the three and six months ended June 30, 2025 are as follows (in thousands):

(in thousands)	For the period April 1, 2026 through disposition	Three months ended June 30, 2025	For the period January 1, 2026 through disposition	Six Months ended June 30, 2025
Net sales	$13,424	$41,223	$45,125	$71,546
Gross profit	$3,889	$12,825	$14,096	$22,302
Operating income	$3,703	$7,181	$8,519	$11,936
Net income from operations before income taxes (1)	$3,451	$4,943	$7,122	$7,414
Provision for income taxes	$597	$2,145	$2,084	$3,142
Net income	$2,854	$2,798	$5,038	$4,272
(1) The results of operations for the periods from April 1, 2026 through disposition, January 1, 2026 through disposition, and the three and six months ended June 30, 2025, each exclude $0.3 million and $1.4 million, $2.2 million and $4.5 million, respectively, of intercompany interest expense which is eliminated in consolidation.
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
The Company recorded a receivable based on management's estimate of recoveries expected from the Lugano bankruptcy proceedings with respect to the Company’s senior secured receivable/claim against Lugano as of the deconsolidation date, measured using the fair value option under ASC 825. The receivable is remeasured at fair value at each reporting date, and changes in fair value are recognized in earnings in the period in which they occur. During the three months ended June 30, 2026, the estimated fair value of the receivable decreased from $97.0 million to $39.0 million following CODI’s entry on June 24, 2026 into a Settlement Agreement and Mutual Release and a Plan Support Agreement with Lugano, the official committee of unsecured creditors and the other parties thereto. Subject to creditor approval, bankruptcy court confirmation and effectiveness of the proposed Plan of Liquidation, CODI would be entitled to receive 34.79% of specified net inventory, tax-refund and insurance proceeds, 45% of net proceeds from specified litigation against a third party and 25% of net proceeds from certain other litigation claims. The Settlement Agreement will become effective and binding only upon satisfaction or waiver of its conditions, including the effective date of the Plan of Liquidation, and there can be no assurance as to confirmation, effectiveness, timing or the amount of recoveries. These revised recovery amounts and timing assumptions resulted in the $58.0 million decrease in fair value. At June 30, 2026, the receivable due from unconsolidated affiliate was estimated to have a value of $39.0 million, with $19.2 million classified as current and $19.8 million classified as noncurrent in the condensed consolidated balance sheet. At December 31, 2025, the receivable due from unconsolidated affiliate was estimated to have a value of $97.0 million, with $71.0 million classified as current and $26.0 million classified as noncurrent in the condensed consolidated balance sheet. The classification between current and noncurrent is based on management’s estimate of the timing of expected cash receipts from the Lugano bankruptcy proceedings. Refer to "Note J - Fair Value Measurements" for additional information.
The following table summarizes Lugano's results of operations that are included in the Company's consolidated results of operations for the period from January 1, 2025 through June 30, 2025:

(in thousands)	Three months ended June 30, 2025	Six months ended June 30, 2025
Net sales	$26,771	$53,616
Gross profit	$13,446	$26,624
Operating loss	$(46,782)	$(60,441)
Net loss from operations before income taxes (1)	$(51,879)	$(87,929)
Provision for income taxes	$—	$(256)
Net loss	$(51,879)	$(87,673)
(1) The results of operations for the three and six months ended June 30, 2025 exclude $16.9 million and $32.8 million, respectively, of intercompany interest expense which is eliminated in consolidation.
Note C — Revenue
The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Disaggregated Revenue - The Company disaggregates revenue by operating segment and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation in the tables below reflects where revenue is earned based on the shipping address of our customers unless otherwise noted. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents one of the Company’s reportable segments and offers different products and services. During the second quarter of 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, the disaggregation of revenue by reportable segment includes the results of Sterno’s food service business through the May 1, 2026 date of sale and the results of Rimports for all periods presented, including the three and six months ended June 30, 2025 and 2026. The results of operations of Lugano are included in the Company's consolidated results of operations for the period from January 1, 2025 through November 16, 2025 and therefore in the disaggregation of revenue by reportable segment in the table below only for the three and six months ended June 30, 2025.
The following tables provide disaggregation of revenue by reportable segment geography for the three and six months ended June 30, 2026 and 2025 (in thousands):

Three months ended June 30, 2026
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$97,483	$5,941	$8,434	$5,097	$9,544	$126,499
BOA (1)	14,307	—	30,408	14,071	282	59,068
PrimaLoft	179	—	1,085	28,110	375	29,749
The Honey Pot Co.	38,387	—	—	—	—	38,387
Velocity Outdoor	16,427	—	69	5	608	17,109
Altor	63,079	2,583	—	—	—	65,662
Arnold	26,545	—	12,425	2,631	1,621	43,222
Rimports	42,410	—	674	—	1,262	44,346
Total	$298,817	$8,524	$53,095	$49,914	$13,692	$424,042

Three months ended June 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$104,801	$5,589	$8,087	$4,653	$8,312	$131,442
BOA (1)	12,632	17	24,589	10,999	132	48,369
Lugano	25,404	—	501	—	866	26,771
PrimaLoft	282	—	989	23,375	209	24,855
The Honey Pot Co.	32,788	—	—	—	10	32,798
Velocity Outdoor	14,977	—	20	18	198	15,213
Altor	78,240	5,065	—	—	—	83,305
Arnold	25,784	—	10,682	1,231	735	38,432
Sterno	74,365	—	807	1	2,332	77,505
Total	$369,273	$10,671	$45,675	$40,277	$12,794	$478,690

Six months ended June 30, 2026
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$198,699	$10,376	$15,995	$9,335	$16,065	$250,470
BOA (1)	29,865	10	56,953	23,991	357	111,176
PrimaLoft	361	—	1,989	48,527	789	51,666
The Honey Pot Co.	83,544	—	—	—	2	83,546
Velocity Outdoor	29,783	—	81	12	1,059	30,935
Altor	125,173	5,131	—	—	—	130,304
Arnold	51,423	55	24,122	5,214	2,590	83,404
Rimports	104,730	—	1,616	—	3,050	109,396
Total	$623,578	$15,572	$100,756	$87,079	$23,912	$850,897

Six months ended June 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$209,642	$10,553	$15,997	$8,571	$16,049	$260,812
BOA (1)	26,958	17	48,398	21,680	193	97,246
Lugano	47,771	—	1,664	95	4,086	53,616
PrimaLoft	613	—	1,759	45,593	535	48,500
The Honey Pot Co.	68,965	—	—	—	24	68,989
Velocity Outdoor	27,871	—	59	18	466	28,414
Altor	148,808	10,754	—	—	—	159,562
Arnold	47,777	71	20,141	2,861	1,590	72,440
Sterno	137,227	—	1,610	1	4,048	142,886
Total	$715,632	$21,395	$89,628	$78,819	$26,991	$932,465
(1)For BOA, revenue reflects the location of the Brand Partners of the business.
Note D — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Machinery and equipment	$263,780	$288,698
Furniture, fixtures and other	70,788	70,452
Leasehold improvements	99,584	99,449
Buildings and land	3,980	11,805
Construction in process	20,525	22,474
	458,657	492,878
Less: accumulated depreciation	(271,928)	(283,136)
Total	$186,729	$209,742
Depreciation expense was $10.4 million and $22.3 million for the three and six months ended June 30, 2026 and $11.1 million and $23.4 million for the three and six months ended June 30, 2025, respectively.

Inventory
Inventory is comprised of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$65,782	$71,641
Work-in-process	19,442	16,667
Finished goods	317,680	347,196
Less: obsolescence reserve	(27,141)	(31,402)
Total	$375,763	$404,102
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
The following is a summary of the net carrying amount of goodwill at June 30, 2026 and December 31, 2025, (in thousands):

	June 30, 2026	December 31, 2025
Goodwill - gross carrying amount	$1,006,729	$1,050,748
Accumulated impairment losses (1)	(175,827)	(155,327)
Goodwill - net carrying amount	$830,902	$895,421
(1) Comprised of accumulated goodwill impairment expense of $72.7 million at Velocity, $24.9 million at Arnold and $78.3 million at PrimaLoft.
The following is a reconciliation of the change in the carrying value of goodwill for the six months ended June 30, 2026 by operating segment (in thousands):

	Balance at January 1, 2026	Goodwill Impairment	Other	Balance at June 30, 2026
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
PrimaLoft	232,536	(20,500)	—	212,036
The Honey Pot Co.	107,039	—	—	107,039
Velocity Outdoor	—	—	—	—
Altor	114,124	—	—	114,124
Arnold	39,267	—	—	39,267
Rimports (1)	55,336	—	(44,019)	11,317
Total	$895,421	$(20,500)	$(44,019)	$830,902
(1) The Sterno food service product division was sold on May 1, 2026. The balance at June 30, 2026 represents the goodwill balance of the Rimports product division that remains after the sale of Sterno.

Long lived assets
Other intangible assets are comprised of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$710,654	$(327,624)	$383,030	$772,137	$(362,737)	$409,400
Technology and patents	201,756	(100,188)	101,568	201,049	(92,853)	108,196
Trade names, subject to amortization	454,298	(122,094)	332,204	453,512	(109,665)	343,847
Non-compete agreements	1,588	(1,580)	8	1,588	(1,530)	58
Other contractual intangible assets	90	(90)	—	210	(210)	—
Total	1,368,386	(551,576)	816,810	1,428,496	(566,995)	861,501
Trade names, not subject to amortization (1)	—	—	—	30,810	—	30,810
In-process research and development (2)	500	—	500	500	—	500
Total intangibles, net	$1,368,886	$(551,576)	$817,310	$1,459,806	$(566,995)	$892,811
(1) Represents the indefinite-lived trade name related to the Sterno operating segment that was sold in May 2026.
(2) In-process research and development is considered indefinite-lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $22.7 million and $45.5 million for the three and six months ended June 30, 2026 and $23.1 million and $46.5 million for the three and six months ended June 30, 2025, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2026 and the next four years, are as follows (in thousands):

2026	2027	2028	2029	2030

$45,129	$81,600	$79,499	$79,377	$79,217
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
Note F — Warranties
The Company’s BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the six months ended June 30, 2026 and the year ended December 31, 2025 is as follows (in thousands):

Warranty liability	Six months ended June 30, 2026	Year ended December 31, 2025

Beginning balance	$1,293	$1,121
Provision for warranties issued during the period	804	2,399
Fulfillment of warranty obligations	(759)	(2,227)
Ending balance	$1,338	$1,293
Note G — Debt
2022 Credit Facility
The LLC is party to a Third Amended and Restated Credit Agreement, dated July 12, 2022, as amended from time to time, which we refer to as the “2022 Credit Facility.” As of June 30, 2026, the 2022 Credit Facility provided for revolving loans, swing line loans and letters of credit in an aggregate amount of up to $100.0 million, and term loans with an aggregate principal amount of $252.3 million outstanding. At June 30, 2026, there were $2.0 million of revolving borrowings and approximately $0.8 million of outstanding letters of credit under the 2022 Credit Facility, resulting in net availability of approximately $97.2 million. Amounts outstanding under the 2022 Credit Facility mature on July 12, 2027.
Borrowings bear interest at either a base rate or Term SOFR, plus an applicable margin based on the Company’s Consolidated Total Leverage Ratio, which applicable margin ranges from 0.50% to 2.25% for borrowings bearing interest based on the base rate and from 1.50% to 3.25% for borrowings bearing interest based on Term SOFR. The 2022 Credit Facility is secured by substantially all assets of the Company, including equity interests in, and loans to, its consolidated subsidiaries, and contains customary affirmative and negative covenants, financial covenants, restrictions on certain restricted payments and management fee payments, enhanced reporting requirements, and requirements to use net cash proceeds from certain dispositions and deleveraging transactions to repay indebtedness. In addition, on December 19, 2025, the LLC entered into a Fifth Amendment to the 2022 Credit Facility (the “Fifth Amendment”) and a related transaction letter (the “Transaction Letter”). Under the Transaction Letter, the applicable milestone fee is waived for a specific quarter if either the Consolidated Total Leverage Ratio is not greater than 4.50:1.00 or the Consolidated Senior Secured Leverage Ratio is not greater than 1:00:1:00. The milestone fees for the fiscal quarters ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, are $5.0 million, $6.5 million, $8.0 million and $9.5 million, respectively, subject to the terms and conditions of the Transaction Letter. At June 30, 2026, the Consolidated Senior Secured Leverage Ratio was 0.66:1.00. Accordingly, no milestone fee was payable for the quarter ended June 30, 2026.
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

Lugano Financing Arrangements
Lugano entered into various financing arrangements with third parties that were not recorded in the financial statements of Lugano as debt. In connection with the Lugano Investigation, the Company determined that the inventory and sales transactions recorded in connection with these financing agreements were invalid because they were inconsistent with the underlying substance of the agreements. These financing arrangements represented debt and the financing arrangements and related interest expense were recorded in the consolidated financial statements. Interest expense was determined based on documentation related to the underlying arrangement or, when no documentation existed related to the financing arrangement, imputed based on various factors associated with the arrangement. Lugano recorded $15.8 million in interest expense in the six months ended June 30, 2025 related to these financing arrangements which is included in interest expense in the consolidated statement of operations.
Covenants
The Company is subject to customary affirmative and restrictive covenants under the 2022 Credit Facility, including financial maintenance covenants. The following table reflects the financial covenant requirements and actual ratios as of June 30, 2026 under the 2022 Credit Facility, as amended by the Fifth Amendment:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.00:1.00	1.60:1:00
Consolidated Senior Secured Leverage Ratio	Less than or equal to 2.50: 1.00	0.66:1:00
Consolidated Total Leverage Ratio	Less than or equal to 5.75: 1.00	4.82:1:00
The following table provides the Company’s outstanding long-term debt and effective interest rates at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,029,371	8.15%	$1,029,371
2032 Senior Notes	5.00%	308,811	7.93%	308,811
2022 Credit Facility - Term Loan	7.13%	252,250	10.14%	552,500
2022 Credit Facility - Revolving Loans	8.52%	2,000	—%	—
Unamortized premiums and debt issuance costs		(10,502)		(13,365)
Total debt		$1,581,930		$1,877,317
Less: Current portion of long-term debt		(43,250)		(37,500)
Long-term debt		$1,538,680		$1,839,817
The contractual annual maturities of the Company's debt obligations at June 30, 2026 are as follows (in thousands):

Remainder of 2026	$30,000
2027	224,250
2028	—
2029	1,029,371
2030	—
2031 and thereafter	308,811
$1,592,432

The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	June 30, 2026
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$308,811	$274,842
2029 Senior Notes	April 15, 2029	5.250%	2	$1,029,371	$975,329
Debt Issuance Costs
Deferred debt issuance costs represent the costs incurred in connection with the Company's financing arrangements. Debt issuance costs associated with the revolving loan commitments under the 2022 Credit Facility are recorded in other non-current assets because the commitments are available under a revolving credit arrangement. Debt issuance costs associated with term loans under the 2022 Credit Facility and the Senior Notes are recorded as a reduction of the related debt balances. Deferred debt issuance costs at June 30, 2026 included approximately $5.0 million of costs incurred in connection with the Fifth Amendment to the 2022 Credit Facility.
The following table summarizes debt issuance costs at June 30, 2026 and December 31, 2025, and the balance sheet classification in each of the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Deferred debt issuance costs	$38,906	$38,906
Accumulated amortization	(25,943)	(21,849)
Deferred debt issuance costs, net	$12,963	$17,057

Balance sheet classification:
Other noncurrent assets	$2,461	$3,692
Long-term debt	10,502	13,365
	$12,963	$17,057

Note H — Stockholders’ Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the LLC is authorized to issue a corresponding number of Trust common interests. The Company will at all times have the identical number of Trust interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the LLC are entitled to vote. At June 30, 2026, the Trust had 76,135,000 common shares issued and 75,236,000 common shares outstanding. The Company did not issue any common shares under its at-the-market equity programs during the three months ended June 30, 2026, and, as a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling common shares under this program. The Company did not declare or pay any distributions on its common shares during the three months ended June 30, 2026, following the suspension of common share distributions in 2025.
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
At June 30, 2026, accumulated and unpaid distributions were approximately $2.5 million on the Series B Preferred Shares and approximately $2.6 million on the Series C Preferred Shares. The Series A Preferred Shares and Series C Preferred Shares are currently redeemable at the Company’s option, in whole or in part, and the Series B Preferred Shares are redeemable at the Company’s option, in whole or in part, on or after April 30, 2028, in each case at a redemption price of $25.00 per share plus any applicable declared or accumulated and unpaid distributions to, but excluding, the redemption date. The Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided in the applicable share designations.
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
At-the-Market Equity Offering Program
In 2024, the Company established at-the-market equity offering program for the Preferred Shares. As a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling its preferred shares under the Amended Preferred Sales Agreement. No preferred shares were sold during the three and six months ended June 30, 2026.
The following table reflects the activity in the preferred share ATM program during the three and six months ended June 30, 2025 (in thousands, except share data):

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Number of Shares Sold	Net Proceeds	Commissions Paid	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	4,748	$103	$2	127,078	$2,854	$58
Series B Preferred Shares	29,839	659	14	1,331,522	29,869	611
Series C Preferred Shares	4,426	99	2	1,152,584	26,285	537
Total	39,013	$861	$18	2,611,184	$59,008	$1,206
The Company incurred less than $0.1 million in total costs related to the preferred share ATM program during both the three and six months ended June 30, 2025, respectively.
Allocation Interests
The holder of the Allocation Interests ( the "Holder"), Sostratus LLC, is entitled to receive distributions pursuant to a profit allocation formula upon the occurrence of certain events. The profit allocation is payable upon the sale of a business (a "Sale Event") and, at the election of the Holder, during the 30-day period following the fifth anniversary of the date upon which the Company acquired a controlling interest in a business (a "Holding Event"). The Company records distributions of the profit allocation upon occurrence of a Sale Event or Holding Event as dividends declared on Allocation Interests within stockholders’ equity when approved by the Company’s board of directors.
The deconsolidation of Lugano in November 2025 represented a Sale Event; however the calculation of the profit allocation payment resulted in a negative amount. Therefore no profit allocation payment was due to the Holder. The negative amount will offset future profit allocation payments due to the Holder.
The sale of the Sterno food service product division in the second quarter of 2026 was a Sale Event. Although the sale of Sterno resulted in the calculation of a positive profit allocation distribution, no amount will be paid to the Holder as a result of the sale of Sterno as the amount of profit allocation payment due was not sufficient to exceed the high water mark in the profit allocation formula.

Reconciliation of net income (loss) available to common shares of Holdings
The following table reconciles net income (loss) attributable to Holdings to net income (loss) attributable to the common shares of Holdings (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to Holdings	$79,609	$(54,022)	$48,693	$(84,059)
Less: Distributions paid - Preferred Shares	9,715	9,714	19,429	18,148
Less: Accrued distributions - Preferred Shares	5,148	5,148	5,148	5,148
Net income (loss) from continuing operations attributable to common shares of Holdings	$64,746	$(68,884)	$24,116	$(107,355)
Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 reflects the incremental increase during the period in the profit allocation distribution to Holder related to Holding Events.
Basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to common shares of Holdings	$64,746	$(68,884)	$24,116	$(107,355)
Less: Effect of contribution based profit - Holding Event	1,701	406	2,448	587
Net income (loss) from continuing operations attributable to common shares of Holdings	$63,045	$(69,290)	$21,668	$(107,942)

Income from discontinued operations attributable to Holdings	$1,480	$2,805	$1,637	$2,849
Less: Effect of contribution based profit - Holding Event	—	—	—	—
Income from discontinued operations attributable to common shares of Holdings	$1,480	$2,805	$1,637	$2,849

Basic and diluted weighted average common shares outstanding	75,236	75,236	75,236	75,236

Basic and diluted income (loss) per common share attributable to Holdings
Continuing operations	$0.84	$(0.92)	$0.29	$(1.43)
Discontinued operations	0.02	0.04	0.02	0.04
	$0.86	$(0.88)	$0.31	$(1.39)
Distributions
On May 27, 2025, the Company announced that it suspended the quarterly cash distribution historically paid to common shareholders. No common distributions were paid subsequent to April 24, 2025. The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2025 - March 31, 2025	$0.25	$18,809	April 17, 2025	April 24, 2025

Series A Preferred Shares:
April 30, 2026 - July 29, 2026 (1)	$0.453125	$2,120	July 15, 2026	July 30, 2026
January 30, 2026 - April 29, 2026	$0.453125	$2,120	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.453125	$2,120	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.453125	$2,120	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.453125	$2,120	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.453125	$2,120	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.453125	$2,062	January 15, 2025	January 30, 2025

Series B Preferred Shares:
April 30, 2026 - July 29, 2026 (1)	$0.4921875	$3,703	July 15, 2026	July 30, 2026
January 30, 2026 - April 29, 2026	$0.4921875	$3,703	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.4921875	$3,703	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,703	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,703	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,703	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,048	January 15, 2025	January 30, 2025

Series C Preferred Shares:
April 30, 2026 - July 29, 2026 (1)	$0.4921875	$3,892	July 15, 2026	July 30, 2026
January 30, 2026 - April 29, 2026	$0.4921875	$3,892	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.4921875	$3,892	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,892	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,892	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,892	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,324	January 15, 2025	January 30, 2025
(1) This distribution was declared on July 1, 2026.
Note I — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of June 30, 2026 and December 31, 2025:

	% Ownership (1) June 30, 2026		% Ownership (1) December 31, 2025
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	97.0	88.6	97.8	87.6
BOA	91.4	83.2	91.4	82.8
PrimaLoft	90.7	84.8	90.7	84.7
The Honey Pot Co.	85.0	76.5	85.0	76.5
Velocity Outdoor	99.4	93.2	99.4	93.2
Altor	98.8	92.5	99.3	90.5
Arnold	98.0	82.0	98.0	82.8
Rimports (2)	93.3	93.3	98.4	92.2

(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of subsidiary stock to management of the respective businesses.
(2)     As of December 31, 2025, the Company owned approximately 98.4% of Sterno on a primary basis, inclusive of its indirect ownership interest in Rimports. In connection with the Rimports Distribution completed immediately prior to the sale of Sterno’s food service business, the Sterno stockholders, including holders of in-the-money Sterno equity awards, received their proportionate interests in Rimports. As a result, as of June 30, 2026, the Company continued to own approximately 93.3% of Rimports on a primary and fully diluted basis and consolidates Rimports in its condensed consolidated financial statements, with the remaining ownership interest reflected as noncontrolling interest. Following the May 1, 2026 sale, the Company no longer owns an equity interest in Sterno’s food service business.

	Noncontrolling Interest Balances
(in thousands)	June 30, 2026	December 31, 2025
5.11	$12,243	$14,605
BOA	27,653	23,330
PrimaLoft	32,987	33,599
The Honey Pot Co.	45,499	43,417
Velocity Outdoor	6,894	6,917
Altor	6,535	7,067
Arnold	1,655	1,592
Rimports (1)	1,044	1,012
Allocation Interests	100	100
	$134,610	$131,639
(1) The noncontrolling interest balance at Rimports as of December 31, 2025 reflected the ownership interest in Sterno held by minority shareholders. In connection with the Rimports Distribution completed immediately prior to the May 1, 2026 sale of Sterno’s food service business, Sterno’s shareholders, received their proportionate interests in Rimports. Accordingly, the noncontrolling interest balance at June 30, 2026 primarily reflects the ownership interest in Rimports held by minority shareholders.
Note J — Fair Value Measurement
Recurring Fair Value Measurements
The following tables present, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025 according to the valuation technique utilized to determine their fair values.

	Fair Value Measurements at June 30, 2026
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets:
Receivable due from unconsolidated affiliate	$39,000	$—	$—	$39,000
Total recorded at fair value	$39,000	$—	$—	$39,000

	Fair Value Measurements at December 31, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets:
Receivable due from unconsolidated affiliate	$97,000	$—	$—	$97,000
Total recorded at fair value	$97,000	$—	$—	$97,000

The Company had no assets or liabilities Level 3 fair value measurements during the six months ended June 30, 2025. A reconciliation of the change in the carrying value of the Company's Level 3 fair value measurement during the six months ended June 30, 2026 is as follows:

Six months ended June 30, 2026
Balance at January 1st	$97,000
Change in fair value of receivable due from unconsolidated affiliate	(58,000)
Balance at June 30th	$39,000
Valuation Techniques
The Company has not changed its valuation techniques in measuring the fair value of any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the 2025 Form 10-K.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of June 30, 2026 and December 31, 2025. Refer to "Note E - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below.

					Expense
	Fair Value Measurements at June 30, 2026				Six months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	June 30, 2026
Goodwill - PrimaLoft	$212,036	—	—	$212,036	$20,500

					Expense
	Fair Value Measurements at December 31, 2025				Year ended
(in thousands)	Carrying Value (1)	Level 1	Level 2	Level 3	December 31, 2025
Property, plant and equipment - Lugano	$—	—	—	$—	$29,631
Right-of-use asset - Lugano	$—	—	—	$—	$1,884
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
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The Company accrues interest on all cumulative unrecognized tax benefits, reflecting financial exposure that spans both historical tax years and the current reporting period. During the current quarter, the Company identified that interest associated with certain previously recognized uncertain tax positions had not been accrued in prior reporting periods. The Company recorded approximately $5.5 million of additional accrued interest during the quarter, substantially all of which relates to prior years. Management concluded that the adjustment was not material to any previously issued financial statements or the current interim period and, accordingly, recorded the adjustment as a component of income tax expense during the current quarter.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the six months ended June 30, 2026 and 2025 is as follows:

	Six months ended June 30,
	2026	2025
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	12.4	2.5
Foreign income taxes	(2.1)	(10.0)
Nontaxable or nondeductible items	(2.2)	(0.1)
Utilization of tax credits	(0.1)	1.3
Changes in valuation allowances	(5.4)	(34.0)
United States tax on foreign income	1.8	1.9
Impairment expense	4.2	—
Change in unrecognized tax benefits	5.3	—
Tax effect - sale of Sterno	15.4	—
Other	0.4	(0.6)
Effective income tax rate	50.7%	(18.0)%
Note L — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.8 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at June 30, 2026. Net periodic benefit cost consists of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost	$196	$184	$394	$350
Interest cost	52	44	104	84
Expected return on plan assets	(41)	(32)	(83)	(61)
Amortization of prior service cost	(14)	(15)	(28)	(28)
Amortization of unrecognized loss	—	25	—	48
Effect of settlement	—	24	—	33
Net periodic benefit cost	$193	$230	$387	$426
During the six months ended June 30, 2026, per the terms of the pension agreement, Arnold contributed approximately $0.3 million to the plan. For the remainder of 2026, the expected contribution to the plan will be approximately $0.3 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at June 30, 2026 were considered Level 3.

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
Securities Class Actions Involving the Company
Following the Company’s announcement of the Lugano Investigation and restatement, several putative securities class actions were filed against the Company and certain of its officers and directors. The previously filed California actions were consolidated and later voluntarily dismissed so that the lead plaintiff could pursue its claims in the United States District Court for the District of Connecticut. The Connecticut action, originally captioned Moreno v. Compass Diversified Holdings LLC, et al., now known as In Re Compass Diversified Holdings Securities Litigation, asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The lead plaintiff filed an amended complaint on February 6, 2026, and the defendants filed motions to dismiss on March 23, 2026. All motions are fully briefed. The Company believes it has defenses available and intends to vigorously defend the action. Management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss.
Derivative Actions Involving the Company
Several shareholder derivative actions have been filed, purportedly on behalf of the Company, against certain current and former officers and directors. The derivative actions generally assert claims for breach of fiduciary duty and violations of the federal securities laws based on allegations related to Lugano and the restatement. The California derivative actions have been consolidated and stayed, and the Connecticut derivative actions have been consolidated and stayed, in each case pending further developments in the securities class action. A derivative action was also recently filed in Delaware Chancery Court. All derivative actions are in the early stages. The Company believes defenses are available and intends to vigorously defend these matters. Management has determined that a loss is reasonably possible but cannot reasonably estimate a range of potential loss.
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
State Court Actions Naming Lugano and the Company as Defendants
Certain state court actions have been filed naming Lugano and, in some cases, the Company or related entities. In Kraus v. Lugano Diamonds & Jewelry, Inc., et al., the plaintiff seeks damages, plus interest and penalties. The Trust was named as a defendant and the plaintiff sought leave to amend its complaint; before the court ruled on that request, it stayed the case with respect to all defendants. In Royal T Diamonds Group Ltd. v. Lugano Diamonds & Jewelry Inc., et al., formerly filed by Champion Force Industrial Limited, the plaintiff seeks damages, principally for unpaid goods. The court granted CODI’s motion to quash for lack of personal jurisdiction on March 26, 2026. The Company intends to avail itself of all available defenses in any matter in which it remains a party. Management has determined that a loss is reasonably possible but cannot reasonably estimate a range of possible loss, if any, that may result from these matters.
Lugano Chapter 11 Filing and Related Matters
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result, Lugano was deconsolidated from the Company’s consolidated financial statements. On June 24, 2026, CODI entered into the Settlement Agreement and Plan Support Agreement described in Note B. Subject to creditor approval, bankruptcy court confirmation and effectiveness of the proposed Plan of Liquidation, the Settlement Documents resolve claims that were alleged against CODI and its related parties by or on behalf of Lugano or its bankruptcy estate and provide for releases of CODI and its related parties from claims that could be asserted by or on behalf of Lugano or its bankruptcy estate. The Settlement Agreement is not binding until its conditions are satisfied or waived, including occurrence of the effective date of the Plan of Liquidation, and CODI may receive releases from certain creditors under the Plan of Liquidation. The Company cannot predict whether the Plan of Liquidation will be confirmed or become effective, the timing or amount of recoveries, or whether third parties may assert claims not covered by the releases. Any such matters could result in significant defense costs, settlement payments or judgments and could affect the timing and amount of recoveries in the bankruptcy proceedings.
Tariff Refunds
In February 2026, the U.S. Supreme Court issued a decision holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized under the statute. As a result, the legal and regulatory framework surrounding certain IEEPA tariffs continues to evolve, including the process for seeking potential refunds of previously paid tariffs. Our subsidiaries have submitted claims for refunds related to certain eligible tariffs paid, however, the timing and approval of any refunds are uncertain and contingent upon further legal, regulatory, and administrative developments. Because significant uncertainty remains regarding the availability, timing, and amount of any potential recovery, the Company has not recognized a receivable or gain related to potential tariff refunds as of June 30, 2026. The Company will continue to monitor developments and recognize a receivable when amounts are realized or realizable.
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and six months ended June 30, 2026 and 2025. The Company recognized $12.5 million and $24.4 million in the three and six months ended June 30, 2026, respectively and $13.9 million and $27.4 million in the three and six months ended June 30, 2025, respectively, in expense related to operating leases in the condensed consolidated statements of operations. The Company entered into one finance lease in the fourth quarter of 2024. In both the three and six months ended June 30, 2026 and June 30, 2025 the Company recognized $0.2 million and $0.3 million, respectively, in interest expense related to its finance lease.
The maturities of lease liabilities at June 30, 2026 are as follows (in thousands):

	Operating	Finance	Total
2026 (excluding the six months ended June 30, 2026)	$27,135	$359	$27,494
2027	49,190	7,040	56,230
2028	39,550	—	39,550
2029	29,780	—	29,780
2030	25,867	—	25,867
Thereafter	79,041	—	79,041
Total undiscounted lease payments	$250,563	$7,399	$257,962
Less: Interest	90,770	558	91,328
Present value of lease liabilities	$159,793	$6,841	$166,634
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years)
Operating Leases	6.57	5.96
Finance Leases	0.83	1.83
Weighted-average discount rate
Operating Leases	8.87%	8.88%
Finance Leases	9.90%	9.90%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	June 30, 2026	December 31, 2025

Assets:
Operating lease right-of-use assets	Other non-current assets	$143,712	$146,755
Finance lease right-of-use assets	Other non-current assets	6,881	$6,881
		$150,593	$153,636
Liabilities
Operating lease liabilities - current	Other current liabilities	$35,568	$37,854
Operating lease liabilities - non-current	Other non-current liabilities	124,225	126,084
Finance lease liabilities - current	Other current liabilities	6,841	47
Finance lease liabilities - non-current	Other non-current liabilities	—	6,820
		$166,634	$170,805
Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,628	$27,400
Operating cash flows from finance leases	334	336
Financing cash flows from finance leases	26	23
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15,813	$2,205
Altor Sale Leaseback
On January 23, 2026, Altor completed a sale leaseback transaction for its manufacturing facilities in Bloomsburg, Pennsylvania; New Albany, Indiana; and El Dorado Springs, Missouri (the “Properties”). Under the purchase and sale agreement, Altor sold the land, buildings and certain integrated fixtures to the buyer/lessor for total consideration of $11.75 million and recognized a gain on the transaction of $10.2 million in other operating income (expense) from continuing operations in the six months ended June 30, 2026. Concurrently with the execution of the purchase and sale agreement, Altor entered into a 20 year triple-net master lease to lease back all three Properties.
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
Exit Costs
Altor
Subsequent to the acquisition of Lifoam in October 2024, Altor determined that they would shut down four of their facilities that had geographic overlap with Lifoam facilities. During the three months ended March 31, 2025, Altor recorded approximately $0.6 million in exit costs related to the plant closures in selling general and administrative expense. The plant closures were finalized in the fourth quarter of 2025 and no additional expense was recorded in the three months ended June 30, 2026.
Arnold
During 2024, Arnold relocated two of its facilities located in Marengo, Illinois into one combined facility in Woodstock, Illinois. Arnold recorded $0.9 million in costs in selling, general and administrative expense in the three months ended March 31, 2025 related to the relocation of the two facilities. The exit from the Marengo facility was completed during 2025.
Note N — Related Party Transactions
Management Services Agreement
The LLC entered into a MSA with CGM effective May 16, 2006, as amended. CGM is managed by Wayfinder Partners LLC, of which Zachary T. Sawtelle, the Company’s Chief Operating Officer, is the managing member. Elias J. Sabo, the Company’s Chief Executive Officer, is also a member of CGM. The MSA provides for, among other things, CGM to perform services for the LLC in exchange for a management fee. The management fee is required to be paid prior to the payment of any distributions to shareholders.
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
Amendments to Management Services Agreement
On February 23, 2026, the LLC and CGM entered into an Eighth Amended and Restated Management Services Agreement (the “Eighth MSA”), which amended and restated the MSA. The Eighth MSA, among other things, (i) established a repayment protocol for previously overpaid management fees, including permitting the Company, subject to interest, to fund all or a portion of otherwise payable quarterly fees while an overpayment balance remains outstanding, (ii) provided for a dollar-for-dollar reduction of fees payable under the MSA for certain services outsourced by the Company to third-party service providers and excludes such services from the scope of services to be provided by CGM, (iii) clarified requirements and restrictions applicable to personnel seconded by CGM to the Company, and (iv) updated certain operational, governance, authority and indemnification provisions.
On July 12, 2026, the LLC and CGM entered into the Ninth Amended and Restated Management Services Agreement (the “Ninth MSA”), which became effective upon execution and amends and restates the Eighth MSA. The fee and incentive-award provisions described in Note P become effective January 1, 2027; the fee provisions of the Eighth MSA remain applicable through December 31, 2026. Refer to Note P - “Subsequent Events.”
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA did not, prior to the MSA Amendment, contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. In 2025, restrictions under the Company’s financing arrangements limited the Company’s ability to pay management fees, resulting in management fee expense being incurred but not fully paid. The Company determined that the amount of management fees that had been overpaid at December 31, 2025 was $33.8 million, which was recorded as an asset (“Due from CGM”) and reduced management fee expense for the year ended December 31, 2025. For the six months ended June 30, 2026, the Company recorded management fee expense of $29.8 million. During the six months ended June 30, 2026, the Company reduced the Due from CGM balance by $14.9 million for management fees applied against the prior overpayment by reducing the management fee due to CGM. As of June 30, 2026, the Due from CGM balance of $6.3 million reflects amounts due from CGM of $19.3 million including interest expense in accordance with the Eighth MSA Amendment, net of management fees accrued of $13.0 million. Subsequent to June 30, 2026, the Company elected to fund $6.4 million of the quarterly management fee that otherwise would have been payable for the second quarter of 2026.
The Company expects to continue to reduce future management fee payments until the overpayment has been fully recouped. Total cash paid for Management fees in the six months ended June 30, 2026 was $15.4 million as compared to total cash paid for Management fees for the six months ended June 30, 2025 of $37.7 million.
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
The sale of the Sterno food service product division in the second quarter of 2026 was a Sale Event. Although the sale of Sterno resulted in the calculation of a positive profit allocation distribution, no amount will paid to the Holder as a result of the sale of Sterno as the amount of profit allocation payment due was not sufficient to exceed the high water mark in the profit allocation formula.
Integration Services
During the quarter months ended March 31, 2025, The Honey Pot Co., paid CGM $0.9 million in integration service fees under an integration services agreement that has since been fully paid. An amendment to the Management Services Agreement entered into in January 2025 eliminated integration service fees for future acquisitions therefore no integration service fees were incurred subsequent to March 31, 2025.
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2026, respectively and $0.2 million and $0.6 million during the three and six months ended June 30, 2025, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $12.9 million and $24.0 million from this supplier during the three and six months ended June 30, 2026, respectively and $11.1 million and $23.1 million from this supplier during the three and six months ended June 30, 2025, respectively.

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
Related Party Vendor Purchases -Lugano purchases inventory from a vendor who is a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024 and ended in the fourth quarter of 2025. Lugano had approximately $(1.6) million and $0.3 million in net purchases during the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2025, Lugano had $12 thousand in purchases from the vendor and $1.6 million in returns to the vendor, resulting in ($1.6) million in net returns during the quarter.
Note O — Operating Segment Data
At June 30, 2026, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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
•BOA, creator of the patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has operations in Austria, China, South Korea, Japan and Vietnam.
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
•Rimports manufactures and distributes branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals and Fusion brands. Rimports offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes, fragrance oils, essential oils, and diffusers. Rimports also sells flameless candles, lanterns, and outdoor lighting. Rimports was acquired by Sterno in February 2018 and is headquartered in Provo, Utah.
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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. During the second quarter of 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, the Rimports operating segment reflects the home fragrance business retained by the Company following the sale of Sterno’s food service business. The December 31, 2025 balance sheet disclosures include Sterno’s food service business prior to the sale and distribution of Rimports. The results of Sterno’s food service business through the date of sale and the results of Rimports for all periods presented are included in continuing operations and reflected in the operating segment data, as applicable. Lugano was an operating segment of the Company until November 16, 2025 when Lugano filed for bankruptcy and was deconsolidated. The results of operation of Lugano are included in the Summary of Operating Segments table and the Depreciation and Amortization table for the three and six months ended June 30, 2025. Segment profit is determined based on internal performance measures used by the CODM to assess the performance of each business. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. In comparison to the Consolidated Statement of Operations, selling, general and administrative expense is exclusive of stock-based compensation and acquisition costs, which are categorized to Other. Corporate consists of corporate overhead and management fees to CGM that are not allocated to the Company's reportable segments. There were no significant inter-segment transactions.
Summary of Operating Segments

Three Months Ended June 30, 2026
(in thousands)	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$126,499	$59,068	$29,749	$38,387	$17,109	$65,662	$43,222	$44,346	$424,042
Cost of revenues	53,582	19,685	10,428	14,639	12,092	53,666	31,855	28,132	224,079
Selling, general and administrative expense	57,552	14,125	5,273	12,724	4,581	17,450	7,062	6,387	125,154
Other segment items (1)	3,116	5,207	6,317	4,668	1,313	(6,482)	723	2,431	17,293
Total segment operating income (loss)	12,249	20,051	7,731	6,356	(877)	1,028	3,582	7,396	57,516
Corporate									(28,542)
Total consolidated operating income									28,974
Interest expense, net									(23,895)
Amortization of debt issuance costs									(2,047)
Decrease in fair value of receivable due from unconsolidated affiliate									(58,000)
Gain on sale of product division									182,342
Other income, net									(121)
Total consolidated income from continuing operations before income taxes									$127,253
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation and other operating (income) expense.

Three Months Ended June 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$131,442	$48,369	$26,771	$24,855	$32,798	$15,213	$83,305	$38,432	$77,505	$478,690
Cost of revenues	60,980	17,365	13,325	8,957	14,371	10,261	60,590	29,249	55,051	270,149
Selling, general and administrative expense	57,665	11,377	28,079	4,935	10,037	4,535	11,555	8,249	8,338	144,770
Other segment items (1)	3,043	5,581	32,149	6,073	4,685	1,328	3,894	754	3,005	60,512
Total segment operating income (loss)	9,754	14,046	(46,782)	4,890	3,705	(911)	7,266	180	11,111	3,259
Corporate										(30,497)
Total consolidated operating loss										(27,238)
Interest expense, net										(34,096)
Amortization of debt issuance costs										(971)
Loss on debt modification										(2,827)
Other income, net										1,713
Total consolidated loss from continuing operations before income taxes										$(63,419)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, and stock-based compensation and impairment expense at Lugano of $31.5 million.

Six Months ended June 30, 2026
(in thousands)	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$250,470	$111,176	$51,666	$83,546	$30,935	$130,304	$83,404	$109,396	$850,897
Cost of revenues	109,969	37,664	18,262	32,971	21,342	105,166	61,465	74,737	461,576
Selling, general and administrative expense	114,405	26,890	10,682	25,438	8,964	15,376	14,545	14,941	231,241
Other segment items (1)	6,137	10,441	32,589	9,214	2,629	(2,833)	1,481	5,100	64,758
Total segment operating income (loss)	19,959	36,181	(9,867)	15,923	(2,000)	12,595	5,913	14,618	93,322
Corporate									(55,895)
Total consolidated operating income									37,427
Interest expense, net									(51,390)
Amortization of debt issuance costs									(4,094)
Decrease in fair value of receivable due from unconsolidated affiliate									(58,000)
Gain on sale of product division									182,342
Other income, net									(2,799)
Total consolidated income from continuing operations before income taxes									$103,486

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, other operating (income) expense and impairment expense at PrimaLoft of $20.5 million.

Six Months ended June 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$260,812	$97,246	$53,616	$48,500	$68,989	$28,414	$159,562	$72,440	$142,886	$932,465
Cost of revenues	120,602	35,023	26,992	17,465	30,531	20,098	117,811	56,236	103,134	527,892
Selling, general and administrative expense	115,874	23,391	53,687	9,912	20,942	9,309	21,711	15,428	16,267	286,521
Other segment items (1)	6,009	11,131	33,378	12,075	8,975	2,743	7,788	1,508	6,016	89,623
Total segment operating income (loss)	18,327	27,701	(60,441)	9,048	8,541	(3,736)	12,252	(732)	17,469	28,429
Corporate										(52,226)
Total consolidated operating loss										(23,797)
Interest expense, net										(69,947)
Amortization of debt issuance costs										(2,096)
Loss on debt modification										(2,827)
Other (expense), net										(11,968)
Total consolidated loss from continuing operations before income taxes										$(110,635)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, and stock-based compensation and impairment expense at Lugano of $31.5 million.

Depreciation and Amortization Expense	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025

5.11	$5,045	$5,458	$11,297	$11,156
BOA	5,083	5,050	10,154	10,100
Lugano	—	978	—	2,105
PrimaLoft	5,243	5,262	10,491	10,499
The Honey Pot Co.	4,098	4,098	8,194	8,194
Velocity Outdoor	1,380	1,364	2,770	2,728
Altor Solutions	6,446	5,792	12,899	12,853
Arnold	2,603	2,682	5,339	5,239
Rimports	3,156	3,495	6,656	6,957
Total	33,054	34,179	67,800	69,831
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	2,047	971	4,094	2,096
Consolidated total	$35,101	$35,150	$71,894	$71,927

	Accounts Receivable		Identifiable Assets
	June 30,	December 31,	June 30,	December 31,
(in thousands)	2026	2025	2026 (1)	2025 (1)
5.11	$54,360	$67,064	$379,416	$420,755
BOA	3,902	3,971	204,456	209,388
PrimaLoft	2,050	1,908	243,263	248,314
The Honey Pot Co.	22,893	21,348	259,488	268,162
Velocity Outdoor	18,308	8,247	89,923	84,880
Altor Solutions	39,820	37,981	287,318	288,966
Arnold	29,523	25,501	125,352	126,276
Rimports	19,734	41,877	64,155	133,468
Sales allowance accounts	(4,263)	(5,010)	—	—
Total	186,327	202,887	1,653,371	1,780,209
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	81,838	160,667
Total	$186,327	$202,887	$1,735,209	$1,940,876

(1)Does not include accounts receivable balances per schedule above or goodwill balances - refer to Note E - "Goodwill and Other Intangible Assets".

Note P - Subsequent Events

Sixth Amendment to the 2022 Credit Facility
On August 6, 2026, the LLC entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with Bank of America, N.A. (the “Administrative Agent”), in its capacity as administrative agent for the lenders, swing line lender, and L/C issuer. The Sixth Amendment, among other things, waived the milestone fees that otherwise would have been payable under the Fifth Amendment Transaction Letter, reduced the aggregate revolving commitments under the Credit Agreement from $100,000,000 to $54,000,000, and extended the maturity date to January 12, 2028.The Sixth Amendment also made several other changes to the Credit Agreement, including reducing the portion of Combined Eligible Availability that may be attributable to any individual subsidiary business from 40% to 25%, removing the Incremental Delayed Draw Term Loan facility, permitting Rimports Holdings, Inc., any other individual subsidiary business approved by the administrative agent, and their respective subsidiaries to enter into supply chain financing arrangements, and permitting the Company and its subsidiaries to pay fees under the Ninth Amended and Restated Management Services Agreement, dated July 12, 2026, between the Company and Compass Group Management LLC. In addition, the Sixth Amendment reduced the aggregate amount available under the incremental facilities from $250,000,000 to $150,000,000. Under the Sixth Amendment, the Company is required to maintain a Consolidated Total Leverage Ratio of no more than 5.75 to 1.00 for the fiscal quarter ending September 30, 2026, (b) 5.25 to 1.00 for the fiscal quarters ending December 31, 2026 and March 31, 2027, (c) 5.00 to 1.00 for fiscal quarters ending June 30, 2027 and September 30, 2027 and (d) 4.50 to 1.00 for each fiscal quarter thereafter. If the Company has not repaid the term loans under the Credit Agreement on or before December 31, 2026, the Company will be required to pay a milestone fee in the amount of $4,000,000.

Ninth Amended and Restated Management Services Agreement
On July 12, 2026, the LLC and CGM entered into the Ninth MSA, which became effective upon execution and amends and restates the Eighth MSA. The Ninth MSA revises the Company’s management fee and incentive compensation arrangements with CGM. The fee and incentive-award provisions described below become effective January 1, 2027 and the fee provisions of the Eighth MSA remain in effect through December 31, 2026.
Beginning in 2027, the annual base management fee will equal 1.25% of the first $3.0 billion of Adjusted Net Assets, 1.125% of Adjusted Net Assets between $3.0 billion and $5.0 billion and 1.0% of Adjusted Net Assets above $5.0 billion, with Adjusted Net Assets as defined in the Ninth MSA. The 2027 base management fee will be capped at $30.0 million. In addition, aggregate fees and awards attributable to 2027 will be subject to a cap equal to 1.75% of 2026 Average Adjusted Net Assets, with reductions applied in the order specified in the Ninth MSA.
The Ninth MSA also replaces the existing incentive management fee structure with an annual Share Alignment Award and an annual Performance-Based Award. The Share Alignment Award will equal 0.125% of the Company’s Average Adjusted Net Assets for the preceding fiscal year, and the Performance-Based Award will have a target opportunity equal to the same amount. For 2027, the Share Alignment Award will be paid in cash, and the Performance-Based Award will be denominated by reference to notional CODI common shares and settled solely in cash following certification of performance by the Compensation Committee.
The Performance-Based Award will be based 70% on CODI’s total shareholder return relative to the S&P SmallCap 600 Index, with target performance at the 60th percentile, and 30% on Company-level adjusted EBITDA objectives established by the Compensation Committee. The relative total shareholder return component will be subject to a requirement that CODI’s absolute total shareholder return for the applicable performance period not be negative and, for 2027, a $17.25 dividend-adjusted stock-price threshold. The awards are subject to the terms, certification, forfeiture, acceleration and clawback provisions set forth in the Ninth MSA.
For fiscal years after 2027, the parties intend to seek shareholder approval of an equity-based structure for the Share Alignment Award and the Performance-Based Award. If no equity-based or other permanent structure is operative for a later year, the cash-based award structure applicable to 2027 generally will continue, subject to the terms of the Ninth MSA; however, the 2027 Aggregate Fee Cap and the $17.25 threshold are specific to 2027. For any later year in which the awards remain cash-based, aggregate Management Fees may not exceed the amount that would have been payable under the Eighth MSA for that year. Any amount excluded by this limitation will be carried forward solely for purposes of calculating Management Fees in subsequent years and will not otherwise be payable for the year in which it is excluded. The Ninth MSA also requires the Manager to maintain share ownership guidelines for senior Manager personnel who provide material services to the Company and confirms that amounts paid or payable under the Ninth MSA are subject to the Company’s Dodd-Frank clawback policy if and to the extent applicable.

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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was formed in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of eight businesses, or operating segments, at June 30, 2026: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and Rimports Holdings, Inc. ("Rimports"). On May 1, 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, the Rimports operating segment reflects the home fragrance business retained by the Company following the sale of Sterno’s food service business. Lugano Holding, Inc. ("Lugano") was an operating segment of the Company until November 16, 2025 when Lugano was deconsolidated. The results of operations of Lugano are included in the Company's results of operations through the date of the deconsolidation.
We acquired our existing businesses that we own at June 30, 2026 as follows:

		Ownership Interest - June 30, 2026
Business	Acquisition Date	Primary	Diluted
Arnold	March 5, 2012	98.0%	82.0%
Rimports *	October 10, 2014	93.3%	93.3%
5.11	August 31, 2016	97.0%	88.6%
Velocity Outdoor	June 2, 2017	99.4%	93.2%
Altor Solutions	February 15, 2018	98.8%	92.5%
BOA	October 16, 2020	91.4%	83.2%
Lugano **	September 3, 2021	—%	—%
PrimaLoft	July 12, 2022	90.7%	84.8%
The Honey Pot Co.	January 31, 2024	85.0%	76.5%
* During the second quarter of 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC.
** Lugano was deconsolidated on November 16, 2025. The Company retained its equity interest in Lugano at June 30, 2026.
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
BOA - BOA, creator of the patented BOA Fit System, partners with market-leading brands to make the best gear even better. Delivering fit solutions purpose-built for performance, the BOA Fit System is featured in footwear across snow sports, cycling, outdoor, athletic, workwear as well as performance headwear and bracing. The system consists of three integral parts: a micro-adjustable dial, high-tensile lightweight laces, and low friction lace guides creating a superior alternative to laces, buckles, Velcro, and other traditional closure mechanisms. Each unique BOA configuration is designed with brand partners to deliver superior fit and performance for athletes, is engineered to perform in the toughest conditions and is backed by The BOA Lifetime Guarantee. BOA is headquartered in Denver, Colorado and has operations in Austria, China, South Korea, Japan and Vietnam.
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
Rimports - Rimports manufactures and distributes branded and private label wickless candle products used for home decor and fragrance systems under the ScentSationals, and Fusion brands. Rimports offers unique lines of wickless candle products including ceramic wax warmers, scented wax cubes, fragrance oils, essential oils, and diffusers. Rimports also sells flameless candles, lanterns, and outdoor lighting. Rimports was acquired by Sterno in February 2018 and is headquartered in Provo, Utah.
2026 Outlook and Significant Trends Impacting our Subsidiary Businesses
Macroeconomic Trends
We expect macroeconomic conditions to remain dynamic for the remainder of 2026, as geopolitical uncertainty, evolving trade dynamics, cost inflation and uneven consumer demand continue to shape the operating environment. We believe our diversified portfolio, leading positions in a number of categories and disciplined focus on operating execution position our subsidiaries to respond effectively to these conditions, although the magnitude and timing of impacts may vary across our branded consumer and industrial businesses. For our branded consumer businesses, future changes in consumer confidence, discretionary spending, promotional intensity and channel inventory levels may affect demand, pricing and gross margin performance; however, certain subsidiaries have demonstrated encouraging momentum through improved distribution, strong bookings, disciplined pricing and tariff-related recoveries. We expect these businesses to continue pursuing initiatives intended to strengthen customer relationships, enhance channel execution, improve product availability and protect margins where market conditions allow. For our industrial businesses, end-market activity and customer capital spending may continue to be influenced by interest rates, customer capital allocation decisions, broader manufacturing and infrastructure conditions, and the availability and cost of raw materials. These businesses are expected to continue focusing on operational efficiency, sourcing flexibility and pricing discipline to help mitigate input-cost volatility, including labor, freight, energy, packaging materials, commodities and raw materials. While a significant portion of our outstanding debt is fixed-rate and, as a result, our consolidated interest expense is generally less sensitive in the near term to changes in market rates and credit spreads than it would be under a predominantly variable-rate capital structure, higher rates and tighter credit conditions may still affect the availability and cost of incremental financing, the timing of refinancings, consumer and business demand, and our customers’ spending decisions. In addition, certain subsidiaries are expected to continue advancing supply chain reconfiguration, sourcing diversification and inventory management initiatives in response to evolving trade and tariff policies, including constraints experienced by Arnold in connection with export licensing requirements in China. We believe these actions, together with our subsidiaries’ ongoing operating initiatives, should enhance flexibility and resiliency over time, although intermittent disruptions, higher working capital requirements or timing differences in revenue and margin realization may occur in future periods.
Geopolitics and Trade Policy
Geopolitical and trade policy conditions are expected to remain fluid and may continue to affect energy costs, sourcing decisions, tariff exposure, pricing strategies and customer demand patterns. While we do not currently expect the ongoing conflict in the Middle East to have a material direct impact on our businesses, broader geopolitical and trade uncertainty may influence input costs, customer purchasing behavior and the timing of capital allocation decisions across certain end markets. Tariffs and related policy changes can operate economically as an increase in landed product cost, which may compress margins if not offset through pricing, sourcing changes, productivity initiatives or customer negotiations, and may also affect demand where higher costs are passed through to customers. Our subsidiaries are continuing to diversify sourcing, reduce concentrated exposure to China and implement pricing, inventory and customer negotiation strategies intended to mitigate the potential impact of new, expanded or reinterpreted tariffs while balancing working capital efficiency and product availability. The recent U.S. Supreme Court ruling related to certain tariff authorities may continue to create uncertainty regarding the interpretation and administration of certain tariffs, including the timing, amount and accounting for refunds of previously paid tariffs. We continue to monitor geopolitical developments, tariff policies and related government actions and will adjust our strategies to mitigate impacts as conditions evolve.
Business Outlook
Our near-term focus remains on strengthening the balance sheet, maintaining liquidity, and executing our day-to-day operating plan across our subsidiaries. Reducing leverage is our top financial priority, which we are pursuing through organic free cash flow generation and targeted divestitures, including the sale of Sterno's food service business, which closed in the second quarter of 2026, the net proceeds of which we applied to repayment of senior secured debt.
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
Recent Events
Amendment to the 2022 Credit Facility
On August 6, 2026, we entered into a Sixth Amendment to the 2022 Credit Facility. The amendment extends the maturity of the revolving commitments and term loans to January 12, 2028 and modifies certain terms of the facility. Among other changes, the amendment reduces the aggregate revolving commitments from $100.0 million to $54.0 million, waives milestone fees that otherwise would have been payable under the Fifth Amendment transaction letter, removes the incremental delayed draw term loan facility, reduces the aggregate amount available under incremental facilities from $250.0 million to $150.0 million, and revises certain covenant and availability provisions, including reducing the concentration limit for Combined Eligible Availability attributable to any one portfolio company from 40% to 25%. The amendment also permits certain supply chain financing arrangements and payments under the Ninth Amended and Restated Management Services Agreement. In addition, if the term loans under the 2022 Credit Facility have not been repaid on or before December 31, 2026, we will be required to pay a $4.0 million milestone fee. We believe the Sixth Amendment provides additional time and flexibility to execute our deleveraging and liquidity plans; however, our ability to maintain adequate liquidity and comply with the amended covenants will depend on our operating performance, cash generation, asset monetization activity and other factors discussed in this Form 10-Q.
MSA Amendment
On July 12, 2026, the Company and the Manager entered into an amendment to the Management Service Agreement (the "Ninth MSA"). Beginning January 1, 2027, the Ninth MSA reduces the base management fee rates, caps the 2027 base management fee at $30.0 million, establishes the 2027 Aggregate Fee Cap and replaces the existing incentive management fee with the Share Alignment Award and Performance-Based Award described in Note P. The revised fee and award structure is expected to reduce total management fees for 2027 relative to the amounts that otherwise would have been payable under the Eighth MSA, although actual amounts will depend on the Company’s Adjusted Net Assets, the level of payout under the Performance-Based Award and other applicable factors.
Chief Executive Officer Succession
In June 2026, the Company announced that Elias J. Sabo is expected to retire as Chief Executive Officer at the end of 2026 and that Zachary T. Sawtelle, who was appointed Chief Operating Officer, is expected to succeed him as Chief Executive Officer on January 1, 2027.

Lugano Settlement
On June 24, 2026, CODI entered into the Settlement Agreement and Plan Support Agreement described in Note B. The Settlement Documents provide for specified percentages of net inventory, tax-refund, insurance and litigation recoveries, subject to creditor approval, bankruptcy court confirmation and effectiveness of the proposed Plan of Liquidation. The settlement terms and related changes in the estimated amount and timing of recoveries resulted in a $58.0 million non-cash decrease in the fair value of the Company’s Lugano receivable during the quarter. The amount and timing of any recoveries remain uncertain and depend on, among other things, confirmation and effectiveness of the proposed Plan of Liquidation and the proceeds ultimately realized from the applicable assets and claims.
Sterno Sale
On March 28, 2026, we signed an Agreement and Plan of Merger (the “Merger Agreement”) to sell Sterno, which we owned approximately 92% of on a fully diluted basis. Under the Merger Agreement, WCHG Buyer, Inc. (the “Buyer”) acquired Sterno’s food service business through the merger of a Buyer subsidiary with and into Sterno, with Sterno surviving as a wholly owned subsidiary of the Buyer. Immediately before the closing, Sterno distributed all of the equity interests in its indirect wholly owned subsidiary, Rimports, LLC (“Rimports”), to Rimports Holdings, Inc., the equity of which was, in turn, distributed pro rata to Sterno’s stockholders, including the LLC (the “Rimports Distribution”). After the Rimports Distribution, Rimports (which holds Sterno’s home fragrance business) remains a majority-owned subsidiary of CODI.
The Sterno sale closed on May 1, 2026. The sale price was based on an enterprise value of $292.5 million. After allocation of the purchase consideration to Sterno’s noncontrolling stockholders and payment of transaction costs, CODI received approximately $282 million of total proceeds at closing, representing amounts received with respect to the Company’s outstanding loans to Sterno, including accrued interest, and its equity interests in Sterno. The Company used the proceeds received from the sale to repay outstanding borrowings under its senior credit facility.
The Rimports distribution was accounted for as a transaction between entities under common control at historical carrying amounts because the Company controlled Sterno, inclusive of Rimports, before the distribution and continues to control Rimports after the distribution. No gain or loss was recognized as a result of the distribution. Because the Company retained Rimports following the distribution, the assets and liabilities of Rimports were excluded from the held-for-sale disposal group and continue to be presented in the Company’s condensed consolidated balance sheet.
Upon completion of the sale on May 1, 2026, the Company deconsolidated Sterno’s food service business and recognized a gain on the sale of approximately $182 million within income from continuing operations during the three and six months ended June 30, 2026.
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and six months ended June 30, 2026 and June 30, 2025, and components of the results of operations for each of our operating segments on a stand-alone basis.
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
Sale of Sterno Food Service Division - On May 1, 2026, the Company completed the sale of Sterno’s food service product division. Immediately prior to the sale, Rimports, which operates the retained home fragrance business, was separated from Sterno and remained a consolidated business of the Company. Because the sale did not qualify for discontinued operations presentation, the results of the food service product division are included in continuing operations through the date of sale. In addition, the historical results presented for Rimports include the amounts attributable to the food service product division for periods prior to the sale, which affects comparability between the current and prior-year periods.
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and six months ended June 30, 2026 and 2025, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with US GAAP, and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and six months ended June 30, 2026 and 2025. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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

Consolidated Results of Operations - Quarter-to-Date
Three months ended June 30, 2026 compared to three months ended June 30, 2025
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Three months ended
	June 30, 2026		June 30, 2025
Net revenues	$424,042	100.0%	$478,690	100.0%
Cost of revenues	224,079	52.8%	270,149	56.4%
Gross profit	199,963	47.2%	208,541	43.6%
Selling, general and administrative expense	134,337	31.7%	162,112	33.9%
Management fees	13,817	3.3%	19,035	4.0%
Amortization expense	22,686	5.3%	23,117	4.8%
Impairment expense	—	—%	31,515	6.6%
Other operating expense	149	—%	—	—%
Operating income (loss)	28,974	6.8%	(27,238)	(5.7)%
Interest expense	(23,895)	(5.6)%	(34,096)	(7.1)%
Amortization of debt issuance costs	(2,047)	(0.5)%	(971)	(0.2)%
Loss on debt modification	—	—%	(2,827)	(0.6)%
Decrease in fair value of receivable due from unconsolidated affiliate	(58,000)	(13.7)%	—	—%
Gain on sale of product division	182,342	232.6%	—	—%
Other income (expense)	(121)	—%	1,713	0.4%
Income (loss) from continuing operations before income taxes	127,253	30.0%	(63,419)	(13.2)%
Provision for income taxes	45,379	10.7%	17,358	3.6%
Net income (loss) from continuing operations	$81,874	19.3%	$(80,777)	(16.9)%

Net revenues

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
5.11	$126,499	$131,442	(4,943)	(3.8)%
BOA	59,068	48,369	10,699	22.1%
Lugano	—	26,771	(26,771)	(100.0)%
PrimaLoft	29,749	24,855	4,894	19.7%
The Honey Pot Co.	38,387	32,798	5,589	17.0%
Velocity	17,109	15,213	1,896	12.5%
Total Branded Consumer	$270,812	$279,448	$(8,636)	(3.1)%
Altor	65,662	83,305	(17,643)	(21.2)%
Arnold	43,222	38,432	4,790	12.5%
Rimports	44,346	77,505	(33,159)	(42.8)%
Total Industrial	$153,230	$199,242	$(46,012)	(23.1)%
Consolidated net revenues	$424,042	$478,690	$(54,648)	(11.4)%
Consolidated net revenues for the three months ended June 30, 2026 decreased by approximately $54.6 million, or 11.4%, compared to the corresponding period in 2025. During the three months ended June 30, 2026 compared to 2025, we saw notable increases in net revenues at BOA ($10.7 million increase), PrimaLoft ($4.9 million increase), The Honey Pot Co. ($5.6 million increase), and Arnold ($4.8 million increase). These increases in net revenue were offset by decreases in net revenue at 5.11 ($4.9 million decrease), Altor ($17.6 million decrease), and Rimports ($33.2 million decrease). The decrease in net revenues at Rimports is attributable to the sale of the Sterno food service division on May 1, 2026. The net revenues of the Sterno product division are included in the historical results of operations of Rimports through the date of sale. Lugano recognized $26.8 million in revenue in the quarter ended June 30, 2025 which was nonrecurring due to the Lugano bankruptcy in November 2025. Refer to "Results of Operations - Operating Segments - Quarter-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
5.11	$72,917	$70,462	$2,455	3.5%
BOA	39,383	31,004	8,379	27.0%
Lugano	—	13,446	(13,446)	(100.0)%
PrimaLoft	19,321	15,898	3,423	21.5%
The Honey Pot Co.	23,748	18,427	5,321	28.9%
Velocity	5,017	4,952	65	1.3%
Total Branded Consumer	$160,386	$154,189	$6,197	4.0%
Altor	11,996	22,715	(10,719)	(47.2)%
Arnold	11,367	9,183	2,184	23.8%
Rimports	16,214	22,454	(6,240)	(27.8)%
Total Industrial	$39,577	$54,352	$(14,775)	(27.2)%
Consolidated gross profit	$199,963	$208,541	$(8,578)

Gross Margin
Branded Consumer	59.2%	55.2%	4.0%
Industrial	25.8%	27.3%	(1.5)%
Consolidated gross margin	47.2%	43.6%
On a consolidated basis, gross profit decreased approximately $8.6 million during the three months ended June 30, 2026 compared to the corresponding period in 2025. We saw notable increases in gross profit at 5.11 ($2.5 million increase), BOA ($8.4 million increase), PrimaLoft ($3.4 million increase), The Honey Pot Co. ($5.3 million increase), and Arnold ($2.2 million increase). We saw decreases in gross profit at Altor ($10.7 million decrease) and Rimports ($6.2 million decrease) that corresponded to the decrease in net revenue noted above. The decrease in net revenues and gross profit at Rimports is attributable to the sale of the Sterno food service division on May 1, 2026. Lugano recognized $13.4 million in gross profit in the quarter ended June 30, 2025 which was nonrecurring due to the Lugano bankruptcy in November 2025.
Gross margin was approximately 47.2% in the three months ended June 30, 2026 compared to 43.6% in the three months ended June 30, 2025. The increase in gross margin in the quarter ended June 30, 2026 as compared to the quarter ended June 30, 2025 is driven by the increase in gross margin at our consumer businesses during the quarter. Our branded consumer businesses had gross margin of 59.2% in the second quarter of 2026 as compared to 55.2% in the second quarter of 2025, while our industrial businesses had gross margin of 25.8% in the second quarter of 2026 as compared to 27.3% in the second quarter of 2025. Gross margin at several of our businesses benefited from refunds of duties previously paid under IEEPA tariffs, which were recognized as a credit to cost of goods sold upon receipt of cash, consistent with the accounting for gain contingencies. The remainder of the increase in gross margin at the branded consumer businesses was primarily attributable to product mix, particularly at BOA and PrimaLoft. The decrease in gross margin at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base and higher raw material costs at Altor during the quarter.
Selling, general and administrative expense

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Selling, general and administrative expense	$134,337	$162,112	$(27,775)	(17.1)%

Consolidated selling, general and administrative expense decreased approximately $27.8 million during the three months ended June 30, 2026, compared to the corresponding period in 2025, driven primarily by expense incurred by Lugano ($28.6 million) in the prior year quarter which was nonrecurring due to the Lugano bankruptcy in November 2025, the sale of Sterno on May 1, 2026 and non-recurring exit costs and the impact of a workforce reduction at Altor ($4.5 million decrease in expense quarter over quarter). These decreases were offset by increases in selling, general and administrative expense at the corporate level ($3.1 million increase), and at The Honey Pot Co. ($2.7 million increase) due to increased product innovation and marketing investment.
At the corporate level, general and administrative expense was $16.3 million in the second quarter of 2026 and $13.2 million in the second quarter of 2025, an increase of $3.1 million. The increase in general and administrative expense in the second quarter of 2026 relates to costs associated with our Lugano subsidiary and the ongoing lawsuits, as well as corporate governance changes and internal control remediation that we are implementing.
Management fees

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Management fees	$13,817	$19,035	$(5,218)	(27.4)%

Under the Management Services Agreement ("MSA"), we pay CGM (i) a base management fee equal to (a) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), and (b) an incentive fee if the adjusted net assets are greater than $3.5 billion. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s board of directors. For the three months ended June 30, 2026, we incurred approximately $13.8 million in management fees as compared to $19.0 million in fees in the three months ended June 30, 2025. The decrease in the management fee in 2026 is primarily due to the deconsolidation of Lugano in November 2025 and the sale of Sterno in May 2026, which reduced the net assets used in the calculation of the management fee. The Management fee incurred in the three months ended June 30, 2025 reflects the amount incurred prior to the restatement of the Company's financial statements as the Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the quarter ended June 30, 2025 reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements. While the MSA did not contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company will reduce future management fee payments until the overpayment has been fully recouped. The total cash paid for Management fees in the quarter ended June 30, 2026 was $8.8 million as compared to total cash paid for Management fees for the quarter ended June 30, 2025 of $18.6 million.
Refer to "Note N - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.

Amortization expense

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Amortization expense	$22,686	$23,117	$(431)	(1.9)%

Amortization expense for the three months ended June 30, 2026 decreased $0.4 million as compared to the three months ended June 30, 2025 due to the effect of the sale of Sterno on May 1, 2026.
Interest expense, net

	Three months ended
	June 30, 2026	June 30, 2025	(Increase) Decrease
Interest expense, net	(23,895)	(34,096)	$10,201	(29.9)%

We recorded interest expense totaling $23.9 million for the three months ended June 30, 2026 compared to $34.1 million for the comparable period in 2025, a decrease of $10.2 million. During 2026, the Company has paid down approximately $300 million of principal on the 2022 Term Loan, reducing the total interest expense incurred. In the three months ended June 30, 2026, interest expense associated with the 2022 Term Loan was approximately $6.3 million as compared to $9.8 million in the three months ended June 30, 2025. Interest expense in the three months ended June 30, 2025 also included $6.9 million related to financing arrangements at Lugano, which was deconsolidated in November 2025. The decrease in interest expense was partially offset by higher interest expense on the Company’s Senior Notes resulting from the increased principal amount of the Senior Notes following the paid-in-kind payments made in 2025 in connection with the indenture forbearance agreement described in the 2025 Form 10-K.
Loss on debt modification
During the second quarter of 2025, the Company entered into a forbearance agreement which reduced the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company recognized $2.8 million in loss on debt modification in the second quarter of 2025.
Decrease in fair value of receivable due from unconsolidated affiliate
The receivable due from an unconsolidated affiliate represents the Company’s estimate of the fair value of its secured claim related to intercompany loans to Lugano, which is currently subject to bankruptcy proceedings. On June 24, 2026, the Company entered into a settlement agreement and a plan support agreement relating to the proposed resolution of claims alleged against the Company and its related parties by or on behalf of Lugano or its bankruptcy estate. The terms of those agreements changed the estimated amount and timing of the Company’s expected recoveries on its secured claim, resulting in a $58 million decrease in the fair value of the receivable at June 30, 2026.
Gain on sale of product division
On May 1, 2026, the Company sold the Sterno food service product division. The Company received approximately $282 million of total proceeds at closing, representing amounts received with respect to the Company’s outstanding loans to Sterno, including accrued interest, and its equity interests in Sterno. The Company recorded a gain on the sale of Sterno in the quarter ending June 30, 2026 of $182.3 million.
Other income (expense)

	Three months ended
	June 30, 2026	June 30, 2025	(Increase) Decrease
Other income (expense), net	(121)	1,713	$(1,834)	(107.1)%

For the quarter ended June 30, 2026, we recorded $0.1 million in other expense as compared to $1.7 million in other income in the quarter ended June 30, 2025, an increase in expense of $1.8 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In both the current quarter and prior year comparable quarter, the expense primary relates to foreign currency gains and losses.
Provision for income taxes

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Provision for income taxes	$45,379	$17,358	$28,021	161.4%

Effective tax rate	35.7%	(27.4)%
We had an income tax provision of $45.4 million during the three months ended June 30, 2026 compared to an income tax provision of $17.4 million during the same period in 2025, an increase of $28.0 million. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In the current year, the effective tax rate was impacted by the sale of Sterno and the tax effect at the Trust, the effect of foreign taxes and changes in valuation allowances, while in the prior year, the primary item affecting the effective tax rate was changes in valuation allowance. In connection with the sale of Sterno, we recorded a liability for unrecognized tax benefits of $21.3 million in the quarter ended June 30, 2026, and approximately $5.5 million in interest associated with certain previously recognized uncertain tax positions that had not been accrued in prior reporting periods, substantially all of which relates to prior years.

Results of Operations - Operating Segments - Quarter-to-Date
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Branded Consumer Businesses
5.11

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$126,499	$131,442	$(4,943)	(3.8)%

Net sales for the three months ended June 30, 2026 were $126.5 million as compared to net sales of $131.4 million for the three months ended June 30, 2025, a decrease of $4.9 million, or 3.8%. The decrease was primarily attributable to a decrease in direct-to-consumer sales of approximately $4.0 million, reflecting an intentional reduction in promotional activity compared to the prior year period, and a decrease in domestic wholesale sales of approximately $3.7 million, due to customer inventory reductions. These decreases were partially offset by an increase in international sales of approximately $2.4 million, driven by growth in EMEA, Australia, and Canada.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$12,249	$9,754	$2,495	25.6%

Segment operating margin	9.7%	7.4%	2.3%
Segment operating income for the three months ended June 30, 2026 was $12.2 million, an increase of $2.5 million when compared to segment operating income of $9.8 million for the same period in 2025. The increase was primarily attributable to improved gross margin and disciplined operating expense management, which more than offset the impact of lower net sales. Gross margin benefited from a higher mix of full-price sales and from refunds of duties previously paid under IEEPA tariffs, which were recognized as a credit to cost of goods sold upon receipt of cash, consistent with the accounting for gain contingencies. Selling, general and administrative expenses were essentially flat compared to the prior year period, as lower payroll expense was offset by higher performance-based bonus accruals and increased investment in brand marketing.Segment operating margin was 9.7% in the second quarter of 2026 and 7.4% in the second quarter of 2025.
BOA

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$59,068	$48,369	$10,699	22.1%

Net sales for the three months ended June 30, 2026 were $59.1 million as compared to net sales of $48.4 million for the three months ended June 30, 2025, an increase of $10.7 million, or 22.1%. BOA adult premium performance sales increased across key industries including Athletic, Workwear, Cycling, Snowsports, Outdoor, Helmets, and Performance Bracing, partially offset by reduced kids-based business in China.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$20,051	$14,046	$6,005	42.8%

Segment operating margin	33.9%	29.0%	4.9%
Segment operating income for the three months ended June 30, 2026 was $20.1 million, an increase of $6.0 million when compared to segment operating income of $14.0 million for the same period in 2025. The increase in segment operating income was driven by higher net sales, improved product margins, partially offset by an increase in selling, general, and administrative expense related to BOA's bonus plan. Segment operating margin increased to 33.9% in the second quarter of 2026 from 29.0% in the second quarter of 2025, primarily driven by improved gross margins.
PrimaLoft

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$29,749	$24,855	$4,894	19.7%

Net sales for the three months ended June 30, 2026 were $29.7 million, an increase of $4.9 million as compared to net sales of $24.9 million for the three months ended June 30, 2025. The increase in net sales in the current quarter versus the quarter ended June 30, 2025 is primarily attributable to higher sales to Asia-based brand partners, reflecting continued strong demand for outdoor products in the region, as well as the Company's ongoing success in establishing new brand partnerships that have expanded its customer base.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$7,731	$4,890	$2,841	58.1%

Segment operating margin	26.0%	19.7%	6.3%
Segment operating income for the three months ended June 30, 2026 was $7.7 million, an increase of $2.8 million when compared to segment operating income of $4.9 million for the same period in 2025, driven by higher net sales and improved gross margins in the current quarter. Segment operating margin was 26.0% in the second quarter of 2026 as compared to 19.7% in the second quarter of 2025.
The Honey Pot Co.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$38,387	$32,798	$5,589	17.0%

Net sales for the three months ended June 30, 2026 were $38.4 million, an increase of $5.6 million or 17.0% from net sales of $32.8 million for the three months ended June 30, 2025. The increase in net sales was primarily due to strong volume growth and market share gains in the Period Care product line, particularly in mass retail, drugstores and online channels, and the net pricing benefit related to Period Care pack price optimization implemented in late 2025. Overall, volume and share growth continued to be supported by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$6,356	$3,705	$2,651	71.6%

Segment operating margin	16.6%	11.3%	5.3%
Segment operating income for the three months ended June 30, 2026 was $6.4 million, an increase of $2.7 million when compared to segment operating income of $3.7 million for the same period in 2025. The increase was primarily driven by higher net sales and improved operating leverage, partially offset by increased investments in marketing and human capital. Selling, general and administrative expense as a percentage of net sales was 34.2% in the second quarter of 2026 and 31.9% in the second quarter of 2025. Segment operating margin in the second quarter of 2026 was 16.6% as compared to 11.3% in the second quarter of 2025.

Velocity Outdoor

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$17,109	$15,213	$1,896	12.5%

Net sales for the three months ended June 30, 2026 were $17.1 million, an increase of $1.9 million or 12.5%, compared to net sales of $15.2 million in the same period in 2025. The increase in net sales for the three months ended June 30, 2026 was primarily driven by increased archery and apparel sales through national retailer channels.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating loss	$(877)	$(911)	$34	(3.7)%

Segment operating margin	(5.1)%	(6.0)%	0.9%

Segment operating loss for the three months ended June 30, 2026 was flat compared to the same period in 2025, reflecting an improvement of 3.7%. The modest improvement was driven by higher net sales combined with flat operating expenses. Segment operating margin was (5.1)% in the second quarter of 2026 as compared to (6.0)% in the second quarter of 2025.
Industrial Businesses
Altor Solutions

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$65,662	$83,305	$(17,643)	(21.2)%

Net sales for the quarter ended June 30, 2026 were $65.7 million, a decrease of $17.6 million, or 21.2%, compared to net sales of $83.3 million in the quarter ended June 30, 2025. The decrease in net sales during the second quarter was primarily attributable to lower sales volumes resulting from reduced demand in the industrial white goods market and shifting market conditions in the perishable and cold chain markets.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$1,028	$7,266	$(6,238)	(85.9)%

Segment operating margin	1.6%	8.7%	(7.1)%
Segment operating income was $1.0 million in the three months ended June 30, 2026, a decrease of $6.2 million as compared to the three months ended June 30, 2025. Segment operating margin was 1.6% in the second quarter of 2026 as compared to 8.7% in the second quarter of 2025, with the decrease driven by lower sales volumes, the deleveraging effect of fixed costs, as well as a 21% increase in the index driving the main raw materials purchase price and freight inflation driven by rising oil costs. Gross margin was 18.3% in the three months ended June 30, 2026 and 27.3% in the three months ended June 30, 2025.

Arnold

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$43,222	$38,432	$4,790	12.5%

Net sales for the three months ended June 30, 2026 were approximately $43.2 million, an increase of $4.8 million compared to net sales of $38.4 million in the same period in 2025. The increase in net sales was primarily attributable to growing demand for non-China sourced permanent magnets, partially offset by material and production constraint~~s~~.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$3,582	$180	$3,402	NM

Segment operating margin	8.3%	0.5%	7.8%
Segment operating income for the three months ended June 30, 2026 was approximately $3.6 million, an increase of $3.4 million when compared to the same period in 2025. The increase in segment operating income was driven by higher revenue and the resulting operating leverage, and non-recurring costs incurred in the first half of 2025. Segment operating margin was 8.3% in the second quarter of 2026 as compared to 0.5% in the second quarter of 2025.
Rimports (including Sterno's food service business through May 1, 2026)

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$44,346	$77,505	$(33,159)	(42.8)%

Net sales for the three months ended June 30, 2026 were approximately $44.3 million, a decrease of $33.2 million, or 42.8%, compared to net sales of $77.5 million in the same period in 2025. The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. Excluding Sterno, Rimports-only net sales for the quarter-to-date period ended June 30, 2026 were $30.9 million, a decrease of $5.4 million, or 14.8%, compared to $36.3 million in the same period in 2025. The Rimports variance was primarily driven by a reduction in key distribution within the private label business.

	Three months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$7,396	$11,111	$(3,715)	(33.4)%

Segment operating margin	16.7%	14.3%	2.3%
Segment operating income for the three months ended June 30, 2026 was approximately $7.4 million, a decrease of $3.7 million compared to the three months ended June 30, 2025, The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. Segment operating margin was 16.7% in the second quarter of 2026 as compared to 14.3% in the second quarter of 2025. Excluding Sterno, Rimports-only operating income for the quarter-to-date period ended June 30, 2026 was $3.7 million, a decrease of $0.2 million, or 6.0%, compared to $3.9 million in the same period in 2025. The Rimports variance was primarily driven by the reduction in revenue partially offset by IEEPA tariff refunds received within the quarter, which were recognized as a credit to cost of goods sold upon receipt of cash.

Consolidated Results of Operations - Year-to-Date
Six months ended June 30, 2026 compared to six months ended June 30, 2025
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Six months ended
	June 30, 2026		June 30, 2025
Net revenues	$850,897	100.0%	$932,465	100.0%
Cost of revenues	461,576	54.2%	527,892	56.6%
Gross profit	389,321	45.8%	404,573	43.4%
Selling, general and administrative expense	266,347	31.3%	312,489	33.5%
Management fees	29,751	3.5%	37,898	4.1%
Amortization expense	45,530	5.4%	46,468	5.0%
Impairment expense	20,500	2.4%	31,515	3.4%
Other operating (income) expense	(10,234)	(1.2)%	—	—%
Operating income (loss)	37,427	4.4%	(23,797)	(2.6)%
Interest expense	(51,390)	(6.0)%	(69,947)	(7.5)%
Amortization of debt issuance costs	(4,094)	(0.5)%	(2,096)	(0.2)%
Loss on debt modification	—	—%	(2,827)	(0.3)%
Decrease in fair value of receivable due from unconsolidated affiliate	(58,000)	(6.8)%	—	—%
Gain on sale of Sterno	182,342	21.4%	—	—%
Other income (expense)	(2,799)	(0.3)%	(11,968)	(1.3)%
Income (loss) from continuing operations before income taxes	103,486	12.2%	(110,635)	(11.9)%
Provision for income taxes	52,443	6.2%	19,896	2.1%
Net income (loss) from continuing operations	$51,043	6.0%	$(130,531)	(14.0)%

Net revenues

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
5.11	$250,470	$260,812	$(10,342)	(4.0)%
BOA	111,176	97,246	13,930	14.3%
Lugano	—	53,616	(53,616)	(100.0)%
PrimaLoft	51,666	48,500	3,166	6.5%
The Honey Pot Co.	83,546	68,989	14,557	21.1%
Velocity	30,935	28,414	2,521	8.9%
Total Branded Consumer	$527,793	$557,577	$(29,784)	(5.3)%
Altor	130,304	159,562	(29,258)	(18.3)%
Arnold	83,404	72,440	10,964	15.1%
Rimports	109,396	142,886	(33,490)	(23.4)%
Total Industrial	$323,104	$374,888	$(51,784)	(13.8)%
Consolidated net revenues	$850,897	$932,465	$(81,568)	(8.7)%
Consolidated net revenues for the six months ended June 30, 2026 decreased by approximately $81.6 million, or 8.7%, compared to the corresponding period in 2025. During the six months ended June 30, 2026 compared to 2025, we saw notable increases in net revenues at BOA ($13.9 million increase), The Honey Pot Co. ($14.6 million increase), and Arnold ($11.0 million increase). These increases in net revenue were offset by decreases in net revenue at 5.11 ($10.3 million decrease) and Altor ($29.3 million decrease). Lugano recognized $53.6 million in revenue in the six months ended June 30, 2025 which was nonrecurring due to the Lugano bankruptcy in November 2025. Rimports revenue decreased $33.5 million due to the sale of the Sterno product division on May 1, 2026. Refer to "Results of Operations - Operating Segments - Year-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
5.11	$140,501	$140,210	$291	0.2%
BOA	73,512	62,223	11,289	18.1%
Lugano	—	26,624	(26,624)	(100.0)%
PrimaLoft	33,404	31,035	2,369	7.6%
The Honey Pot Co.	50,575	38,458	12,117	31.5%
Velocity	9,593	8,316	1,277	15.4%
Total Branded Consumer	$307,585	$306,866	$719	0.2%
Altor	25,138	41,751	(16,613)	(39.8)%
Arnold	21,939	16,204	5,735	35.4%
Sterno	34,659	39,752	(5,093)	(12.8)%
Total Industrial	$81,736	$97,707	$(15,971)	(16.3)%
Consolidated gross profit	$389,321	$404,573	$(15,252)	(3.8)%

Gross Margin
Branded Consumer	58.3%	55.0%	3.2%
Industrial	25.3%	26.1%	(0.8)%
Consolidated gross margin	45.8%	43.4%	2.4%
On a consolidated basis, gross profit decreased approximately $15.3 million during the six months ended June 30, 2026 compared to the corresponding period in 2025. We saw notable increases in gross profit at BOA ($11.3 million increase), The Honey Pot Co. ($12.1 million increase) and Arnold ($5.7 million increase) during the six month period. We saw decreases in gross profit at Altor ($16.6 million decrease) and Rimports ($5.1 million due to the sale of Sterno in May 2026) which correspond to the decrease in net revenue in the first six months of 2026. Lugano recognized $26.6 million in gross profit during the six months ended June 30, 2025 that was nonrecurring due to the Lugano bankruptcy.
Gross margin was 45.8% in the six months ended June 30, 2026 and 43.4% the six months ended June 30, 2025. Our branded consumer businesses had gross margin of 58.3% in the six months ended June 30, 2026 as compared to 55.0% in the six months ended June 30, 2025, with increases at each of our branded consumer business during the six months ended June 30, 2026. Gross margin at several of our businesses benefited from refunds of duties previously paid under IEEPA tariffs, which were recognized as a credit to cost of goods sold upon receipt of cash, consistent with the accounting for gain contingencies. Our industrial businesses had gross margin of 25.3% in the six months ended June 30, 2026 as compared to 26.1% in the six months ended June 30, 2025. The decrease in gross margin at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base at Altor, offset by improved gross margins at Arnold and Rimports during the six months ended June 30, 2026.

Selling, general and administrative expense

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Selling, general and administrative expense	$266,347	$312,489	$(46,142)	(14.8)%

Consolidated selling, general and administrative expense decreased approximately $46.1 million during the six months ended June 30, 2026, compared to the corresponding period in 2025, driven primarily by the impact of Lugano's bankruptcy. Lugano had selling, general and administrative expense of $55.2 million in the six months ended June 30, 2025 that was nonrecurring due to the November 2025 bankruptcy of Lugano. This decrease was offset by an increase in corporate expenses of $11.5 million in 2026 versus the same period in 2025 due to costs associated with the Lugano investigation, litigation, governmental-investigation, governance and internal-control remediation.
At the corporate level, general and administrative expense was $29.3 million in the six months ended June 30, 2026 and $17.8 million in the six months ended June 30, 2025. The increase was primarily attributable to costs associated with Lugano and the ongoing lawsuits and corporate governance changes that we are making. Because the Lugano investigation commenced in April 2025, the prior-year expense included lower related costs. We continue to incur significant investigation-related and other associated costs, which may pressure corporate expenses in subsequent periods.
Management fees

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Management fees	$29,751	$37,898	$(8,147)	(21.5)%

For the six months ended June 30, 2026, we incurred $29.8 million in management fees as compared to $37.9 million in fees in the six months ended June 30, 2025. The decrease in the management fee in 2026 is primarily due to the deconsolidation of Lugano in November 2025 and the sale of Sterno in May 2026, which reduced the net assets used in the calculation of the management fee. The Management fee incurred in the six months ended June 30, 2025 reflects the amount incurred prior to the restatement of the Company's financial statements as the Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the six months ended June 30, 2025 reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements. While the MSA did not contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company will reduce future management fee payments until the overpayment has been fully recouped. The total cash paid for Management fees in the six months ended ended June 30, 2026 was $15.4 million as compared to total cash paid for Management fees for the six months ended June 30, 2025 of $37.7 million.
Refer to "Note N - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.
Amortization expense

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Amortization expense	$45,530	$46,468	$(938)	(2.0)%

Amortization expense for the six months ended June 30, 2026 decreased $0.9 million as compared to the six months ended June 30, 2025 due to the effect of the sale of Sterno on May 1, 2026.

Impairment expense

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Impairment expense	$20,500	$31,515	$(11,015)	(35.0)%

In connection with the Company's annual goodwill impairment test in 2026, the Company recorded a goodwill impairment charge at the PrimaLoft reporting unit of $20.5 million. Refer to "Note E - Goodwill and Other Intangible Assets" in the "Notes to the Condensed Consolidated Financial Statements" for additional information. In the prior year period, the Company recorded $31.5 million in impairment expense related to long-lived assets at Lugano.
Other operating (income) expense

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Other (income) expense	(10,234)	—	$(10,234)	—%

Other operating income represents the gain on the sale leaseback completed at Altor in the six months ended June 30, 2026.
Interest expense, net

	Six months ended
	June 30, 2026	June 30, 2025	(Increase) Decrease
Interest expense	(51,390)	(69,947)	$18,557	(26.5)%

We recorded interest expense totaling $51.4 million for the six months ended June 30, 2026 compared to $69.9 million for the comparable period in 2025, a decrease of $18.6 million. Interest expense in the six months ended June 30, 2025 includes $15.8 million related to financing arrangements at Lugano, which was deconsolidated in November 2025. Excluding the impact of the Lugano financing arrangement in the prior-year period, interest expense decreased $2.8 million, primarily due to pay down of the Company's 2022 Credit Facility during 2026, offset by higher interest expense on the Company’s Senior Notes resulting from the increased principal amount of the Senior Notes following the paid-in-kind payments made in 2025 in connection with the indenture forbearance agreement described in the 2025 Form 10-K.
Loss on debt modification
During the second quarter of 2025, the Company entered into a forbearance agreement which reduced the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company recognized $2.8 million in loss on debt modification in the second quarter of 2025.
Decrease in fair value of receivable due from unconsolidated affiliate
The receivable due from an unconsolidated affiliate represents the Company’s estimate of the fair value of its secured claim related to intercompany loans to Lugano, which is currently subject to bankruptcy proceedings. On June 24, 2026, the Company entered into a settlement agreement and a plan support agreement relating to the proposed resolution of claims alleged against the Company and its related parties by or on behalf of Lugano or its bankruptcy estate. The terms of those agreements changed the estimated amount and timing of the Company’s expected recoveries on its secured claim, resulting in a $58 million decrease in the fair value of the receivable at June 30, 2026.
Gain on sale of product division
On May 1, 2026, the Company sold the Sterno food service product division. The Company received approximately $282 million of total proceeds at closing, representing amounts received with respect to the Company’s outstanding loans to Sterno, including accrued interest, and its equity interests in Sterno. The Company recorded a gain on the sale of Sterno in the quarter ending June 30, 2026 of $182.3 million.
Other income (expense)

	Six months ended
	June 30, 2026	June 30, 2025	(Increase) Decrease
Other income (expense)	(2,799)	(11,968)	$9,169	(76.6)%

For the six months ended June 30, 2026, other expense, net was $2.8 million, compared to $12.0 million in other expense in the six months ended June 30, 2025. Other income (expense) generally reflects foreign currency movements at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred a finance charge at the corporate entity related to Lugano. The other expense in the three months ended June 30, 2025 primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($11.7 million in expense in the six months ended June 30, 2025). The $10.2 million Altor sale-leaseback gain is presented separately in other operating (income) expense and is not included in this caption.
Income taxes

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Provision for income taxes	$52,443	$19,896	$32,547	163.6%

Effective tax rate	50.7%	(18.0)%
We had an income tax provision of $52.4 million during the six months ended June 30, 2026 compared to an income tax provision of $19.9 million during the same period in 2025, an increase of $32.5 million due to the reduction in the loss from continuing operation before income taxes and driven by the tax effect at the Trust of the sale of the Sterno product division. Our effective tax rate in the six months ended June 30, 2026 was 50.7%, compared to an effective income tax rate of 18.0% during the same period in 2025. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. In the current year, the effective tax rate was impacted by the sale of the Sterno product division, the goodwill impairment at PrimaLoft, the effect of state taxes and changes in valuation allowances. In connection with the sale of Sterno, we recorded a liability for unrecognized tax benefits of $21.3 million in the six months ended June 30, 2026, and approximately $5.5 million in interest associated with certain previously recognized uncertain tax positions that had not been accrued in prior reporting periods, substantially all of which relates to prior years.
Results of Operations - Operating Segments - Year-to-Date
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Branded Consumer Businesses
5.11

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$250,470	$260,812	$(10,342)	(4.0)%

Net sales for the six months ended June 30, 2026 were $250.5 million as compared to net sales of $260.8 million for the six months ended June 30, 2025, a decrease of $10.3 million, or 4.0%. The decline was primarily attributable to a decrease in direct-to-consumer sales of approximately $7.9 million, reflecting an intentional reduction in promotional activity compared to the prior year period, and a decrease in domestic wholesale sales of approximately $3.4 million, due to customer inventory reductions. These decreases were partially offset by increases in international sales of approximately $0.6 million, driven by growth in Australia and Canada.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$19,960	$18,327	$1,633	8.9%

Segment operating margin	8.0%	7.0%	0.9%
Segment operating income for the six months ended June 30, 2026 was $20.0 million, an increase of $1.6 million when compared to segment operating income of $18.3 million for the same period in 2025. The increase was primarily attributable to improved gross margin and disciplined operating expense management, which more than offset the impact of lower net sales. Gross margin performance benefited from a higher mix of full-price sales, and included refunds of duties in the second quarter previously paid under IEEPA tariffs, which were recognized as a credit to cost of goods sold upon receipt of cash, consistent with the accounting for gain contingencies. Selling, general and administrative expenses decreased modestly compared to the prior year period, driven by lower payroll expense, partially offset by higher performance-based bonus accruals and increased investment in brand marketing. Segment operating margin was 8.0% in the six months ended June 30, 2026 and 7.0% in the six months ended June 30, 2025.
BOA

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$111,176	$97,246	$13,930	14.3%

Net sales for the six months ended June 30, 2026 were $111.2 million as compared to net sales of $97.2 million for the six months ended June 30, 2025, an increase of $13.9 million, or 14.3%. BOA adult premium performance sales increased across key industries including Athletic, Workwear, Cycling, Snowsports, Outdoor, Helmets, and Performance Bracing, partially offset by reduced kids-based business in China. This continued momentum was primarily a result of market share gains in many of BOA's key industries.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$36,181	$27,701	$8,480	30.6%

Segment operating margin	32.5%	28.5%	4.1%
Segment operating income for the six months ended June 30, 2026 was $36.2 million, as compared to segment operating income of $27.7 million for the same period in 2025, an increase of $8.5 million or 30.6%. The increase in operating income was driven by higher net sales and improved gross profit margins, partially offset by an increase in selling, general, and administrative expense related to BOA’s bonus plan. Segment operating margin was 32.5% in the six months ended June 30, 2026 and 28.5% in the six months ended June 30, 2025.
PrimaLoft

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$51,666	$48,500	$3,166	6.5%

Net sales for the six months ended June 30, 2026 were $51.7 million, an increase of $3.2 million as compared to net sales of $48.5 million for the six months ended June 30, 2025. The increase in net sales in the current period versus the six months ended June 30, 2025 is primarily attributable to higher sales to Asia-based brand partners, reflecting continued strong demand for outdoor products in the region, as well as the Company's ongoing success in establishing new brand partnerships that have expanded its customer base.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income (loss)	$(9,867)	$9,048	$(18,915)	(209.1)%

Segment operating margin	(19.1)%	18.7%	(37.8)%
Segment operating loss for the six months ended June 30, 2026 was $9.9 million, a decrease of $18.9 million when compared to segment operating income of $9.0 million for the same period in 2025. PrimaLoft recorded a goodwill impairment charge of $20.5 million in the first quarter of 2026, which was the primary driver of the decrease. The decrease was partially offset by higher sales volume during the period. Segment operating margin was (19.1)% in the six months ended June 30, 2026 as compared to 18.7% in the six months ended June 30, 2025.
The Honey Pot Co.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$83,546	$68,989	$14,557	21.1%

Net sales for the six months ended June 30, 2026 were $83.5 million, an increase of $14.6 million or 21.1% from net sales of $69.0 million for the six months ended June 30, 2025. The increase in net sales is primarily due to strong volume growth across retail channels, the benefits of price pack architecture optimization implemented in late 2025, and modestly lower trade investment versus the prior year.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$15,923	$8,541	$7,382	86.4%

Segment operating margin	19.1%	12.4%	6.7%
Segment operating income for the six months ended June 30, 2026 was $15.9 million, an increase of $7.4 million when compared to segment operating income of $8.5 million for the same period in 2025. The increase was primarily driven by higher net sales and improved operating leverage, partially offset by increased investments in marketing and human capital. Selling, general and administrative expense as a percentage of net sales was 31.3% in the first half of 2026 and 31.0% in the first half of 2025.Segment operating margin in the six months ended June 30, 2026 was 19.1% as compared to 12.4% in the six months ended June 30, 2025.
Velocity Outdoor

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$30,935	$28,414	$2,521	8.9%

Net sales for the six months ended June 30, 2026 were $30.9 million, an increase of $2.5 million or 8.9%, compared to net sales of $28.4 million in the same period in 2025. The increase in net sales for the six months ended June 30, 2026 was primarily driven by increased archery and apparel sales through national retail chains and direct to consumer channels.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating loss	$(2,000)	$(3,736)	$1,736	(46.5)%

Segment operating margin	(6.5)%	(13.1)%	6.7%
Segment operating loss for the six months ended June 30, 2026 was $2.0 million compared to segment operating loss of $3.7 million for the same period in 2025. Segment operating margin was (6.5)% in the six months ended

June 30, 2026 as compared to (13.1)% in the six months ended June 30, 2025. The improvement was primarily driven by higher net sales and increased gross margins attributable to product mix along with favorable operating expenses, with gross margins of 31.0% in the six months ended June 30, 2026 as compared to 29.3% in the six months ended June 30, 2025.
Industrial Businesses
Altor Solutions

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$130,304	$159,562	$(29,258)	(18.3)%

Net sales for the six months ended June 30, 2026 were $130.3 million, a decrease of $29.3 million, or (18.3)%, compared to net sales of $159.6 million in the six months ended June 30, 2025. The decrease in net sales during the period was primarily attributable to reduced consumer demand in the industrial white goods market, the introduction of alternative shipping materials in the GLP-1 market, and a life science customer's transition from a direct supply model to third-party distribution. Net sales in the perishables market increased in the current year, reflecting a recovery from the prior-year decline in the market.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$12,595	$12,252	$343	2.8%

Segment operating margin	9.7%	7.7%	2.0%
Segment operating income was $12.6 million in the six months ended June 30, 2026, a decrease of $0.3 million as compared to the six months ended June 30, 2025. Segment operating income in the current year includes income of $10.2 million from a sale leaseback transaction that occurred in the first quarter of 2026. Excluding the income from the sale leaseback transaction, Altor would have had a decrease in segment operating income driven by reduced sales volumes the deleveraging effect of fixed costs and increases in raw material costs as a result of increasing oil prices, which negatively impacted gross margins in the current period. Gross margin was 19.3% in the six months ended June 30, 2026 and 26.2% in the six months ended June 30, 2025. Segment operating margin was 9.7% in the first six months of 2026 as compared to 7.7% in the first six months of 2025.
Arnold

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$83,404	$72,440	$10,964	15.1%

Net sales for the six months ended June 30, 2026 were approximately $83.4 million, an increase of $11.0 million compared to net sales of $72.4 million in the same period in 2025. The increase in net sales was primarily attributable to growing demand for non-China sourced permanent magnets. The uncertain geopolitical climate and heightened licensing requirements to export certain rare earth and strategic minerals out of China are causing significant supply chain disruptions. As a result, Arnold is seeing increased demand from customers seeking more predictable and sustainable, non-China sourced magnet materials. Arnold also benefitted during the six-month period from a softer year-over-year comparison, as the first half of 2025 had lower demand and delays in production startup at new facilities.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$5,913	$(732)	$6,645	NM

Segment operating margin	7.1%	(1.0)%	8.1%

Segment operating income for the six months ended June 30, 2026 was approximately $5.9 million, an increase of $6.6 million when compared to the same period in 2025. The improvement in segment operating results was driven primarily by strong sales growth and resulting operating leverage, combined with non-recurring costs incurred in the first half of 2025. Segment operating margin was 7.1% in the first six months of 2026 as compared to (1.0)% in the first six months of 2025.
Rimports (including Sterno's food service business through May 1, 2026)

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Net sales	$109,396	$142,886	$(33,490)	(23.4)%

Net sales for the six months ended June 30, 2026 were approximately $109.4 million, a decrease of $(33.5) million, or 23.4%, compared to net sales of $142.9 million in the same period in 2025. The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. Sterno had net sales of $45.1 million for the six months ended June 30, 2026 (through the date of disposition of May 1, 2026) and net sales of $71.5 million for the six months ended June 30, 2025. The Rimports variance was primarily driven by a reduction in key distribution within the private label business.

	Six months ended
	June 30, 2026	June 30, 2025	Increase (Decrease)
Segment operating income	$14,618	$17,469	$(2,851)	(16.3)%

Segment operating margin	13.4%	12.2%	1.2%
Segment operating income for the six months ended June 30, 2026 was approximately $14.6 million, a decrease of $2.9 million compared to the six months ended June 30, 2025, The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. Segment operating margin was 13.4% in the first six months of 2026 as compared to 12.2% in the first six months of 2025. Sterno had segment operating income of $8.5 million for the six months ended June 30, 2026 (through the date of disposition of May 1, 2026) and segment operating income of $11.9 million for the six months ended June 30, 2025. The Rimports variance was primarily driven by IEEPA tariff refunds received within the period partially offset by the decline in revenue.
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
Beginning in 2027, the Ninth MSA will reduce the base management fee rates, cap the 2027 base management fee at $30.0 million, establish the 2027 Aggregate Fee Cap and replace the existing incentive management fee with the Share Alignment Award and Performance-Based Award. The revised fee and award structure is expected to reduce total management fees for 2027 relative to the amounts that otherwise would have been payable under the Eighth MSA, although actual amounts will depend on the Company’s Adjusted Net Assets, the level of payout under the Performance-Based Award and other applicable factors.
As of June 30, 2026, we had $1,029.4 million of indebtedness associated with our 5.250% Senior Notes due 2029, $308.8 million of indebtedness associated with our 5.000% Senior Notes due 2032, $252.3 million outstanding under the term loans under our 2022 Credit Facility, and no revolving borrowings outstanding under the 2022 Credit Facility. At June 30, 2026, net availability under the 2022 Credit Facility was $97.2 million after giving effect to approximately $0.8 million of outstanding letters of credit. Long-term debt liquidity requirements consist of payment in full of the Senior Notes upon their respective maturity dates, principal and interest payments under the term loans under the 2022 Credit Facility, and repayment of any revolving borrowings under the 2022 Credit Facility upon maturity. Amounts outstanding under the 2022 Credit Facility mature on July 12, 2027. In addition, on December 19, 2025, the LLC entered into a Fifth Amendment to the 2022 Credit Facility (the “Fifth Amendment”) and a related transaction letter (the “Transaction Letter”) and, pursuant to the Transaction Letter, if (i) the Consolidated Total Leverage Ratio is not less than 4.50:1.00 and (ii) the Consolidated Senior Secured Leverage Ratio is not less than 1:00 to 1:00, as of the last day of the fiscal quarters ending June 30, 2026, September 30, 2026, December 31, 2026 and March 31, 2027, respectively, the Company is required to pay to the Administrative Agent, for the ratable benefit of the Lenders, the milestone fees in the amount of $5,000,000, $6,500,000, $8,000,000 and $9,500,000, respectively, subject to certain conditions. No amount is due at June 30, 2026 related to the Transaction Letter as the Consolidated Total Leverage Ratio and the Consolidated Senior Secured Leverage Ratio were less than the required ratios. At June 30, 2026, approximately 16% of our outstanding debt was subject to interest rate changes.
At June 30, 2026, we had approximately $87.4 million of cash and cash equivalents on hand, an increase of $19.4 million as compared to the year ended December 31, 2025. The majority of our cash is held in non-interest bearing checking accounts or invested in short-term money market accounts in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
Below is a summary of the change in cash and cash equivalents for the six months ended June 30, 2026 and 2025 is as follows :

	Six months ended
	June 30, 2026	June 30, 2025
(in thousands)
Net cash provided by (used in):
Operating activities	$53,617	$(64,508)
Investing activities	289,127	(22,187)
Financing activities	(322,464)	98,378
Effect of exchange rates on cash and cash equivalents	(852)	2,415
Net increase (decrease) in cash and cash equivalents	19,428	14,098
Cash and cash equivalents — beginning of period	68,015	59,659
Cash and cash equivalents — end of period	$87,443	$73,757
Operating Activities:
For the six months ended June 30, 2026, net cash provided by operating activities totaled approximately $53.6 million, which represents a $118.1 million decrease in cash use compared to cash used in operating activities of $64.5 million during the six-month period ended June 30, 2025. This change reflects improvements in operating results and other operating cash flow drivers, including working capital activity. Cash provided by working capital for the six months ended June 30, 2026 was $40.9 million, as compared to cash used for working capital of $50.8 million for the six months ended June 30, 2025. We typically use more cash for working capital in the first half of the year as we build inventories following the fourth quarter of the prior year. The prior year period included accelerated certain inventory receipts ahead of anticipated tariff implementations, which increased inventory levels and contributed to higher working capital cash outflows, and Lugano operating activity (cash from operating activities of $13.1 million), while the current-year period was affected by the May 2026 sale of the Sterno food service product division.
Investing Activities:
Cash flows provided by investing activities for the six months ended June 30, 2026 totaled $289.1 million, compared to cash used in investing activities of $22.2 million in the same period of 2025. In the current year, cash provided by investing activities reflects cash proceeds from a sale leaseback transaction that occurred in the first quarter at our Altor business and the proceeds from the sale of the Sterno product division in the second quarter. The remainder of investing activities in the current year and investing activities in the prior year is primarily capital expenditures. Capital expenditures decreased $12.6 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, with $11.3 million in capital expenditures in 2026 and $24.0 million in capital expenditures in 2025. Capital expenditures in the prior year included expenditures at Lugano, which is no longer an operating segment of the Company after filing for bankruptcy in November 2025, and higher than usual capital expenditures at Arnold as they relocated two of their product divisions to a new facility in the United States. We expect capital expenditures for the full year of 2026 to be approximately $30 million to $40 million.
Financing Activities:
Cash used by financing activities was $322.5 million during the six months ended June 30, 2026 compared to cash flows provided by financing activities of $98.4 million during the six months ended June 30, 2025. Financing activities in the current year included $300.3 million of term-loan repayments, including the use of proceeds from a sale leaseback transaction in the first quarter of 2026 and the proceeds from the sale of the Sterno product division in the second quarter, payment of the Trust preferred share distribution of $19.4 million and transactions with noncontrolling shareholders at the Company's subsidiaries. Prior year financing activities included $200 million in term-loan borrowings, a portion of which was used to repay amounts outstanding under our revolving credit facility. Financing activities in the first six months of 2025 also reflects $58.9 million in proceeds from the issuance of Trust preferred shares, the payment of the Company's preferred share distribution of $18.1 million and the payment of the Company's common share distribution of $37.6 million. The Company suspended common share distributions in May 2025, therefore no common distribution was made subsequent to May 2025.
Our Lugano business entered into various financing arrangements with third parties that were accounted for as debt in the consolidated financial statements. In the six months ended June 30, 2025, the net cash flows provided by these financing arrangements totaled $18.7 million.
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
In the second quarter of 2026, we amended the Altor intercompany credit agreement to amend the applicable fixed charge coverage ratio covenant as Altor was not expected to be in compliance with the ratio through the remainder of 2026 based on their forecast for the remainder of 2026.
In the first quarter of 2025, we amended the Velocity intercompany credit agreement to amend the applicable fixed charge coverage ratio covenant and the applicable Total Debt to EBITDA ratio covenant. Velocity was not in compliance with the fixed charge coverage ratio or leverage ratio in their intercompany credit agreement at September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and was granted a waiver for the covenant violations in each period.
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
All of our subsidiaries were in compliance with the financial covenants under their intercompany credit arrangements at June 30, 2026 except Velocity and Altor, each of which received waivers for the applicable covenant violations.

All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of June 30, 2026, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$93,633
BOA	93,211
PrimaLoft	141,676
The Honey Pot Co.	63,000
Velocity Outdoor	67,100
Altor	155,085
Arnold	90,379
Sterno	—
Total intercompany debt	$704,084
Corporate and eliminations	(704,084)
Total	$—
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
Net availability under the 2022 Revolving Credit Facility after giving effect to the Fifth Amendment was approximately $97.2 million at June 30, 2026. The outstanding borrowings under the 2022 Revolving Credit Facility include $0.8 million of outstanding letters of credit at June 30, 2026, which are not reflected on our balance sheet.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Six months ended June 30,
	2026	2025
Interest on credit facilities	$16,665	$19,511
Interest on Senior Notes	34,762	33,750
Unused fee on Revolving Credit Facility	246	1,112
Other interest expense (1)	366	16,075
Interest income	(649)	(501)
Interest expense, net	$51,390	$69,947
(1) Other interest expense in the six months ended June 30, 2025 includes interest amounts related to Lugano financing arrangements.

The following table provides the effective interest rate of the Company’s outstanding debt at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	1,029,371	8.15%	1,029,371
2032 Senior Notes	5.00%	308,811	7.93%	308,811
2022 Credit Facility - Term Loan	7.13%	252,250	10.14%	552,500
2022 Credit Facility - Revolving Loans	8.52%	2,000	—%	—
Unamortized debt issuance costs		(10,502)		(13,365)
Total debt outstanding		$1,581,930		$1,877,317

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
Reconciliation of Net income (loss) from continuing operations to Adjusted EBITDA
The following tables reconcile net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure, to Adjusted EBITDA (in thousands):

Adjusted EBITDA
Six months ended June 30, 2026
	Corporate	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports (1)	Consolidated
Net income (loss) from continuing operations	$14,235	$12,476	26,472	$(19,279)	$9,306	$(4,952)	$2,458	$553	$9,774	$51,043
Adjusted for:
Provision (benefit) for income taxes	35,910	1,793	3,871	1,980	2,907	125	1,704	708	3,445	52,443
Interest expense, net	51,199	(2)	—	(16)	11	16	—	288	(106)	51,390
Intercompany interest	(38,345)	5,517	5,322	7,285	3,653	3,115	7,767	4,254	1,432	—
Depreciation and amortization	2,643	11,444	10,545	10,644	8,307	2,779	13,161	5,448	6,923	71,894
EBITDA	65,642	31,228	46,210	614	24,184	1,083	25,090	11,251	21,468	226,770
Other (income) expense (2)	(121,538)	28	124	11	(66)	(314)	404	2	(194)	(121,543)
Noncontrolling shareholder compensation	—	1,297	1,952	1,182	683	8	350	52	315	5,839
Impairment expense	—	—	—	20,500	—	—	—	—	—	20,500
Other (3)	—	—	—	—	—	—	(9,698)	—	225	(9,473)
Adjusted EBITDA	$(55,896)	$32,553	$48,286	$22,307	$24,801	$777	$16,146	$11,305	$21,814	$122,093

(1)     Rimports includes the Adjusted EBITDA of the Sterno food service product division from January 1, 2026 through the date of sale, May 1, 2026.

(2) The amount of Other (income) expense at corporate includes the change in the fair value of the receivable due from unconsolidated affiliate ($58.0 million) and the gain on the sale of the Sterno food service product division ($182.3 million).

(3) Other in the six months ended June 30, 2026 includes the add-back of a gain on sale leaseback at Altor.

Adjusted EBITDA
Six months ended June 30, 2025
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(28,023)	$8,764	$17,257	$(120,442)	$(176)	$2,589	$(6,731)	$1,206	$(14,941)	$9,966	$(130,531)
Adjusted for:
Provision (benefit) for income taxes	—	2,462	2,223	(255)	928	770	113	642	9,815	3,198	19,896
Interest expense, net	53,926	(2)	(2)	15,762	(13)	(7)	(13)	—	296	—	69,947
Intercompany interest	(80,936)	7,091	7,720	31,805	8,143	5,024	3,096	9,553	4,034	4,470	—
Loss on debt modification	2,827	—	—	—	—	—	—	—	—	—	2,827
Depreciation and amortization	(32)	11,303	10,496	3,068	10,654	8,319	2,737	13,115	5,281	6,986	71,927
EBITDA	(52,238)	29,618	37,694	(70,062)	19,536	16,695	(798)	24,516	4,485	24,620	34,066
Other (income) expense	12	(137)	105	11,729	12	39	(210)	590	21	(193)	11,968
Noncontrolling shareholder compensation	—	1,167	2,714	1,542	1,168	444	122	487	8	549	8,201
Impairment expense	—	—	—	31,515	—	—	—	—	—	—	31,515
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other (1)	—	—	—	—	—	—	—	3,054	2,210	163	5,427
Adjusted EBITDA	$(52,226)	$30,648	$40,513	$(25,276)	$20,716	$18,053	$(886)	$28,647	$6,724	$25,139	$92,052

(1) Other represents specified operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In the current year, the calculation of Adjusted EBITDA for Arnold includes the add-back of certain expenses that have been incurred related to the relocation of two of Arnold's facilities in the United States and costs related to the retirement of the chief executive officer at Arnold. For Altor, other includes the add-back of certain expenses incurred related to restructuring of their facilities after the acquisition of Lifoam.

Reconciliation of Net income (loss) to both Adjusted Earnings and Adjusted EBITDA
The following table reconciles Net income (loss), which we consider the most comparable GAAP financial measure, to both Adjusted Earnings and Adjusted EBITDA (in thousands):

	Six months ended June 30,
	2026	2025
Net income (loss)	$52,680	$(127,682)
Gain on sale of discontinued operations, net of tax	1,637	2,849
Net income (loss) from continuing operations	$51,043	$(130,531)
Less: income (loss) from continuing operations attributable to noncontrolling interest	2,350	(46,472)
Net income (loss) attributable to Holdings - continuing operations	$48,693	$(84,059)
Adjustments:
Distributions paid - preferred shares	(19,429)	(18,148)
Amortization expense - intangibles and inventory step-up	45,530	46,468
Impairment expense	20,500	31,515
Noncomtrolling shareholder stock compensation	5,839	8,201
Integration Services Fee	—	875
Change in fair value of receivable due from unconsolidated affiliate	58,000	—
Gain on sale of product division	(182,342)	—
Tax effect of gain on sale of product division	21,348	—
Other	(9,473)	5,427
Adjusted Earnings	$(11,334)	$(9,721)
Plus (less):
Depreciation expense	22,270	23,363
Income tax provision	52,443	19,896
Tax effect of gain on sale of product division	(21,348)	—
Interest expense	51,390	69,947
Amortization of debt issuance costs	4,094	2,096
Loss on debt modification	—	2,827
Income (loss) from continuing operations attributable to noncontrolling interest	2,350	(46,472)
Distributions paid - preferred shares	19,429	18,148
Other (income) expense	2,799	11,968
Adjusted EBITDA	$122,093	$92,052
Seasonality
Earnings of certain of our operating segments are seasonal in nature due to various recurring events, holidays and seasonal weather patterns, as well as the timing of our acquisitions during a given year. Historically, the third and fourth quarter have produced the highest net sales in our fiscal year.
Related Party Transactions
Management Services Agreement
The LLC entered into a MSA with CGM effective May 16, 2006, as amended. CGM is managed by Wayfinder Partners LLC, of which Zachary T. Sawtelle, the Company’s Chief Operating Officer, is the managing member. Elias J. Sabo, the Company’s Chief Executive Officer, is also member of CGM. CGM performs services for the LLC in exchange for a management fee. The management fee is required to be paid prior to the payment of any distributions to shareholders.
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
Amendment to Management Services Agreement
On February 23, 2026, the LLC and CGM entered into an Eighth Amended and Restated Management Services Agreement (the “Eighth MSA amendment”), which amended and restated the parties’ MSA. The Eighth MSA Amendment, among other things, (i) established a repayment protocol for previously overpaid management fees, including permitting the Company, subject to interest, to fund all or a portion of otherwise payable quarterly fees while an overpayment balance remains outstanding, (ii) provided for a dollar-for-dollar reduction of fees payable under the MSA for certain services outsourced by the Company to third-party service providers and excluded such services from the scope of services to be provided by CGM, (iii) clarified requirements and restrictions applicable to personnel seconded by CGM to the Company, and (iv) updated certain operational, governance, authority and indemnification provisions. On July 12, 2026, the LLC and CGM entered into the Ninth MSA, which became effective upon execution and amends and restates the Eighth MSA. The fee and incentive-award provisions of the Ninth MSA become effective January 1, 2027, and the fee provisions of the Eighth MSA remain applicable through December 31, 2026. Refer to Note P - “Subsequent Events.”
For the three and six months ended June 30, 2026 and 2025, the Company incurred the following management fees to CGM, by entity:

	Three months ended June 30,		Six months ended June 30, 2025
(in thousands)	2026	2025	2026	2025
5.11	$250	$250	$500	$500
BOA	250	250	500	500
Lugano (1)	—	125	—	313
PrimaLoft	250	250	500	500
The Honey Pot Co.	250	250	500	500
Velocity	125	125	250	250
Altor	187	187	375	375
Arnold Magnetics	125	125	250	250
Rimports	125	125	250	250
Corporate	12,255	17,348	26,626	34,460
	$13,817	$19,035	$29,751	$37,898
(1) Lugano ceased paying a management fee to CGM in June 2025.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA did not, prior to the Eighth MSA amendment, contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees during these periods, the MSA provided that future payments would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. In 2025, restrictions under the Company’s financing arrangements limited the Company’s ability to pay management fees, resulting in management fee expense being incurred but not fully paid. The Company determined that the amount of management fees that had been overpaid at December 31, 2025 was $33.8 million, which was recorded as an asset (“Due from CGM”) and reduced management fee expense for the year ended December 31, 2025. For the six months ended June 30, 2026, the Company recorded management fee expense of $29.8 million. During the six months ended June 30, 2026, the Company reduced the Due from CGM balance by $14.9 million for management fees applied against the prior overpayment by reducing the management fee due to CGM. As of June 30, 2026, the Due from CGM balance of $6.3 million reflects amounts due from CGM of $19.3 million including interest expense in accordance with the Eighth MSA Amendment, net of management fees accrued of $13.0 million. After June 30, 2026, the Company elected to fund $6.365 million of the quarterly management fee that otherwise would have been payable for the second quarter of 2026.
The Company expects to continue to reduce future management fee payments until the overpayment has been fully recouped.
Integration Services Agreement
No integration service fees were incurred during the six months ended June 30, 2026. During the first quarter of 2025, The Honey Pot Co. paid CGM $0.9 million in integration service fees under an integration services agreement that has since been fully paid. An amendment to the Management Services Agreement entered into in January 2025 eliminated integration service fees for future acquisitions.
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
The sale of the Sterno food service product division in the second quarter of 2026 was a Sale Event. Although the sale of Sterno resulted in the calculation of a positive profit allocation distribution, no amount will be paid to the Holder as a result of the sale of Sterno as the amount of profit allocation payment due was not sufficient to exceed the high water mark in the profit allocation formula.
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.2 million and $0.3 million during the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.6 million during the three and six months ended June 30, 2025, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $12.9 million and $24.0 million from this supplier during the three and six months ended June 30, 2026, respectively, and $11.1 million and $23.1 million from this supplier during the three and six months ended June 30, 2025, respectively.
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
In addition, certain reporting units may have fair values that exceed carrying values by a limited margin and therefore may be more sensitive to changes in key valuation assumptions or adverse business conditions. We continue to monitor these reporting units, including changes in forecasted operating results, customer demand, input costs, interest rates, market multiples and other macroeconomic or industry-specific factors. With respect to the Altor reporting unit, management continues to monitor the impact of adverse macroeconomic conditions, including sustained pressure on material costs, freight and distribution costs, customer demand, and related operating margins. Although these factors have not resulted in the identification of a goodwill impairment triggering event as of June 30, 2026, Altor’s estimated fair value may not continue to exceed its carrying value by a sufficient margin if financial performance declines relative to forecast or if valuation assumptions, including projected revenue growth, margin recovery, discount rates or market multiples, change unfavorably. Accordingly, if current trends persist or worsen, or if Altor does not achieve the operating improvements reflected in management’s forecasts, the reporting unit could become more susceptible to failing a future quantitative impairment assessment, which could result in a goodwill impairment charge in a future period.
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
Indefinite-lived intangible asset
The Company's indefinite lived intangible asset consisted of a tradename of approximately $30.8 million related to the Sterno food service business which was held for sale at March 31, 2026, and subsequently sold on May 1, 2026. Accordingly, the Company no longer has an indefinite intangible asset at June 30, 2026. Refer to "Note B - Dispositions" of the condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note A - "Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2025. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. As previously disclosed in the 2025 Form 10-K, management identified material weaknesses in internal control over financial reporting. Because these material weaknesses described in the 2025 Form 10-K had not been fully remediated as of June 30, 2026, management concluded that the Company’s disclosure controls and procedures were not effective as of that date.
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
Changes in Internal Control Over Financial Reporting
As previously disclosed in the 2025 Form 10-K, management developed a remediation plan to address the material weaknesses in the Company’s internal control over financial reporting. During the quarter ended June 30, 2026, the Company continued remediation activities, including the remediation activities described in the 2025 Form 10-K. These remediation activities were ongoing as of June 30, 2026 and had not fully remediated the material weaknesses as of that date. Except for the ongoing remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding the Company's legal proceedings incorporated by reference from Note M - Commitments and Contingencies of the accompanying Notes to the condensed consolidated financial statements and should be read together with the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of the 2025 Form 10-K.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our 2025 Form 10-K for the fiscal year ended December 31, 2025 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed.

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

10.1
Ninth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC and Compass Group Management LLC, dated as of July 12, 2026 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2026 (File Nos. 001-34926 and 001-34927)).

10.2* **
Settlement Agreement and Mutual Release, dated as of June 24, 2026, by and among Compass Group Diversified Holdings LLC, Lugano Holding, Inc., the Official Committee of Unsecured Creditors and the other parties thereto.

10.3* **
Plan Support Agreement, dated as of June 24, 2026, by and among Compass Group Diversified Holdings LLC, Lugano Holding, Inc., the Official Committee of Unsecured Creditors and the other parties thereto.

10.4*
Sixth Amendment to Credit Agreement, dated August 6, 2026, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer

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

Date: August 10, 2026	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2026	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Stephen Keller
Stephen Keller
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.2	First Amendment to Third Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

3.3	Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on August 4, 2021 (File No. 001-34927)).

3.4	First Amendment to the Sixth Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 14, 2022 (File No. 001-34927)).

3.5	Second Amendment to the Sixth Amended and Restated Trust agreement of the Trust (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on September 3, 2024 (File No. 001-34926)).

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

10.1
Ninth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC and Compass Group Management LLC, dated as of July 12, 2026 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2026 (File Nos. 001-34926 and 001-34927)).

10.2* **
Settlement Agreement and Mutual Release, dated as of June 24, 2026, by and among Compass Group Diversified Holdings LLC, Lugano Holding, Inc., the Official Committee of Unsecured Creditors and the other parties thereto.

10.3* **
Plan Support Agreement, dated as of June 24, 2026, by and among Compass Group Diversified Holdings LLC, Lugano Holding, Inc., the Official Committee of Unsecured Creditors and the other parties thereto.

10.4*
Sixth Amendment to Credit Agreement, dated August 6, 2026, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer

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