Form 10-Q
period 2026-09-30
Compass Diversified Holdings; Compass Group Diversified Holdings LLC
filed 2026-11-04
CIK 1345126, 1345122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, there were 75,235,966 Trust common shares of Compass Diversified Holdings outstanding.

COMPASS DIVERSIFIED HOLDINGS
QUARTERLY REPORT ON FORM 10-Q
For the period ended September 30, 2026

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
•the "2022 Credit Facility" refers to the sixth amended and restated credit agreement entered into on July 12, 2022, as further amended, among the LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and letter of credit issuer (the "agent");
•the "LLC Agreement" refers to the Sixth Amended and Restated Operating Agreement of the Company dated as of August 3, 2021, as further amended;
•the “Management Services Agreement” or “MSA” refers to the Management Services Agreement with CGM effective May 16, 2006, as amended; and
•"we," "us" and "our" refer to the Trust, the Company and the businesses together;
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
Following Chapter 11 bankruptcy filings by Lugano and certain of its subsidiaries in November 2025, Lugano was deconsolidated from the Company’s consolidated financial statements as of the bankruptcy filing date. Lugano’s plan of liquidation became effective on September 30, 2026.
The Company has incurred significant professional fees and other expenses related to the Lugano Investigation, the preparation of restated and delayed periodic financial statements, related litigation and investigations, financing arrangements and internal control remediation. In addition, the Company suspended its quarterly cash distribution on its common shares in 2025, and its ability to access the capital markets, including through its at-the-market equity programs, was limited in light of these events.
This Form 10-Q should be read in conjunction with the Company’s 2025 Form 10-K for additional information regarding the Lugano Investigation and restatement, the deconsolidation of Lugano, related financing arrangements, internal control remediation efforts and related risks.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains both historical and forward-looking statements. We may, in some cases, use words such as "project," "predict," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could," "potentially," "may," or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. All statements other than statements of historical or current fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements include, among other things, (i) statements as to our future performance or liquidity, such as expectations for our results of operations, net income, leverage, Adjusted EBITDA, our deleveraging efforts and ability to make quarterly distributions, and (ii) our plans, strategies and objectives for future operations, including our business outlook and planned capital expenditures. Forward-looking statements in this Form 10-Q are subject to a number of risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the SEC, including, but not limited to, those described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission (“SEC”) February 27, 2026 as such factors may be updated from time to time in our filings with the SEC. Many of these risks and uncertainties are beyond our control. Important factors that could cause our actual results, performance and achievements to differ materially from those estimates or projections contained in our forward-looking statements include, among other things:
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
•the amount and timing of any recoveries on our Special Beneficial Interest in the Lugano Liquidation Trust under the Settlement Agreement and the confirmed Plan of Liquidation, including the risk that asset monetization or litigation recoveries may be lower or later than expected, or that the priority of allowed claims may reduce or eliminate recoveries;
•claims or causes of action asserted by third parties against us and/or our current or former directors and officers arising out of or relating to Lugano, the Lugano Investigation or the bankruptcy proceedings, including claims not released under the Settlement Agreement or the Plan of Liquidation, which could result in substantial defense costs, potential liability or settlement payments;
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
•our board of directors' ability to cause, in its sole discretion, the Trust to be converted into a corporation;
•our board of directors' ability to reduce or eliminate distributions to our shareholders;
•our reliance on receipts from our subsidiaries to make distributions to our shareholders;
•our board of directors' ability to change the terms of the Company’s shares in its sole discretion;
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
•the potential for product liability and product safety claims against some of our businesses;
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
•the legal and regulatory environment in which we and our subsidiaries operate, particularly with respect to environmental regulations, product safety regulations, and product liability;
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
(in thousands)
Assets
Current assets:
Cash and cash equivalents	$127,167	$68,015
Accounts receivable, net	195,889	202,887
Inventories, net	370,228	404,102
Prepaid expenses and other current assets	65,723	78,398
Due from related parties (refer to Note N)	1,300	20,757
Due from unconsolidated affiliate (refer to Note B)	—	71,000
Total current assets	760,307	845,159
Property, plant and equipment, net	182,625	209,742
Goodwill	830,902	895,421
Intangible assets, net	795,144	892,811
Special Beneficial Interest and affiliate receivable, long-term (refer to Note B)	9,500	26,000
Other non-current assets	171,072	170,051
Total assets	$2,749,550	$3,039,184
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$71,819	$96,335
Accrued expenses	174,084	163,265
Current portion, long-term debt	75,000	37,500
Other current liabilities	47,118	52,519
Total current liabilities	368,021	349,619
Deferred income taxes	91,970	104,189
Long-term debt	1,486,272	1,839,817
Other non-current liabilities	177,640	171,896
Total liabilities	2,123,903	2,465,521
Commitments and contingencies (refer to Note M)
Stockholders’ equity
Trust preferred shares, 50,000 authorized; 20,109 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.
Series A preferred shares, no par value; 4,678 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	112,010	112,010
Series B preferred shares, no par value; 7,524 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	177,771	177,771
Series C preferred shares, no par value; 7,907 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	188,049	188,049
Trust common shares, no par value, 500,000 authorized; 76,135 shares issued and 75,236 shares outstanding at September 30, 2026 and December 31, 2025, respectively.	1,288,951	1,288,951
Treasury shares, at cost	(18,910)	(18,910)
Accumulated other comprehensive income (loss)	(438)	738
Accumulated deficit	(1,263,854)	(1,306,585)
Total stockholders’ equity attributable to Holdings	483,579	442,024
Noncontrolling interest	142,068	131,639
Total stockholders’ equity	625,647	573,663
Total liabilities and stockholders’ equity	$2,749,550	$3,039,184

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net revenues	$422,930	$472,562	$1,273,827	$1,405,027
Cost of revenues	224,420	264,847	685,996	792,739
Gross profit	198,510	207,715	587,831	612,288
Operating expenses:
Selling, general and administrative expense	130,362	179,315	396,709	491,804
Management fees	13,651	16,213	43,402	54,111
Amortization expense	22,652	23,254	68,182	69,722
Impairment expense	—	—	20,500	31,515
Other operating (income) expense	—	—	(10,234)	—
Operating income (loss)	31,845	(11,067)	69,272	(34,864)
Other income (expense):
Interest expense, net	(21,769)	(66,721)	(73,159)	(136,668)
Amortization of debt issuance costs	(1,711)	(826)	(5,805)	(2,922)
Loss on debt modification	(1,038)	—	(1,038)	(2,827)
Gain (loss) on sale of product division	(4,338)	—	178,004	—
Increase (decrease) in fair value of bankruptcy related financial asset (refer to Note B)	303	—	(57,697)	—
Other income (expense), net	(239)	(2,343)	(3,038)	(14,311)
Income (loss) from continuing operations before income taxes	3,053	(80,957)	106,539	(191,592)
Provision for income taxes	(20,140)	5,763	32,303	25,659
Income (loss) from continuing operations	23,193	(86,720)	74,236	(217,251)
Gain (loss) on sale of discontinued operations, net of income taxes	435	(523)	2,072	2,326
Net income (loss)	23,628	(87,243)	76,308	(214,925)
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	2,084	(13,228)	4,434	(59,700)
Net income (loss) attributable to Holdings	$21,544	$(74,015)	$71,874	$(155,225)

Amounts attributable to Holdings
Income (loss) from continuing operations	$21,109	$(73,492)	$69,802	$(157,551)
Gain (loss) on sale of discontinued operations, net of income tax	435	(523)	2,072	2,326
Net income (loss) attributable to Holdings	$21,544	$(74,015)	$71,874	$(155,225)

Basic and diluted income (loss) per common share attributable to Holdings (refer to Note H)
Continuing operations	$0.05	$(1.20)	$0.42	$(2.53)
Discontinued operations	0.01	(0.01)	0.03	0.03
Basic and diluted income (loss) per common share attributable to Holdings (refer to Note H)	$0.06	$(1.21)	$0.45	$(2.50)

Basic and diluted weighted average common shares outstanding	75,236	75,236	75,236	75,236

Cash distributions declared per Trust common share (refer to Note H)	$—	$—	$—	$0.50

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$23,628	$(87,243)	$76,308	$(214,925)
Other comprehensive income (loss)
Foreign currency translation adjustments	(887)	791	(1,615)	1,155
Pension benefit liability, net	76	276	439	1,209
Other comprehensive income (loss)	(811)	1,067	(1,176)	2,364
Total comprehensive income (loss), net of tax	$22,817	$(86,176)	75,132	(212,561)
Less: Net income (loss) attributable to noncontrolling interests	2,084	(13,228)	4,434	(59,700)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(10)	236	(42)	(1,126)
Total comprehensive income (loss) attributable to Holdings, net of tax	$20,743	$(73,184)	$70,740	$(151,735)

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — July 1, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,141,951)	$(4,040)	$601,880	$(191,150)	$410,730
Net loss	—	—	—	—	—	(74,015)	—	(74,015)	(13,228)	(87,243)
Total other comprehensive income, net	—	—	—	—	—	—	1,067	1,067	—	1,067
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	4,073	4,073
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	270	270
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(781)	(781)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(35)	(35)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(9,715)	—	(9,715)	—	(9,715)
Balance — September 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,225,681)	$(2,973)	$519,217	$(200,851)	$318,366

Balance — July 1, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,275,684)	$373	$472,560	$134,610	$607,170
Net income	—	—	—	—	—	21,544	—	21,544	2,084	23,628
Total other comprehensive loss, net	—	—	—	—	—	—	(811)	(811)	—	(811)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	2,841	2,841
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	542	542
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1,153)	(1,153)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	6	6
Rimports distribution adjustment	—	—	—	—	—	—	—	—	3,138	3,138
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(9,714)	—	(9,714)	—	(9,714)
Balance — September 30, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,263,854)	$(438)	$483,579	$142,068	$625,647

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)	Trust Preferred Shares			Trust Common Shares		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Holdings	Non- Controlling Interest	Total Stockholders’ Equity
	Series A	Series B	Series C		Treasury Shares
Balance — January 1, 2025	$109,159	$147,906	$161,767	$1,289,010	$(18,910)	$(1,004,975)	$(5,337)	$678,620	$(148,046)	$530,574
Net loss	—	—	—	—	—	(155,225)	—	(155,225)	(59,700)	(214,925)
Total other comprehensive income, net	—	—	—	—	—	—	2,364	2,364	—	2,364
Issuance of Trust common shares	—	—	—	(59)	—	—	—	(59)	—	(59)
Issuance of Trust preferred shares	2,851	29,865	26,282	—	—	—	—	58,998	—	58,998
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	12,274	12,274
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	1,980	1,980
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(7,249)	(7,249)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(110)	(110)
Distributions paid - Trust Common Shares	—	—	—	—	—	(37,618)	—	(37,618)	—	(37,618)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(27,863)	—	(27,863)	—	(27,863)
Balance — September 30, 2025	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,225,681)	$(2,973)	$519,217	$(200,851)	$318,366

Balance — January 1, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,306,585)	$738	$442,024	$131,639	$573,663
Net income	—	—	—	—	—	71,874	—	71,874	4,434	76,308
Total other comprehensive loss, net	—	—	—	—	—	—	(1,176)	(1,176)	—	(1,176)
Option activity attributable to noncontrolling shareholders	—	—	—	—	—	—	—	—	8,680	8,680
Effect of subsidiary stock option exercise	—	—	—	—	—	—	—	—	5,682	5,682
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(11,048)	(11,048)
Reclassification of noncontrolling shareholder interest to liability	—	—	—	—	—	—	—	—	(17)	(17)
Rimports distribution adjustment	—	—	—	—	—	—	—	—	3,138	3,138
Sale of product division	—	—	—	—	—	—	—	—	(440)	(440)
Distributions paid - Trust Preferred Shares	—	—	—	—	—	(29,143)	—	(29,143)	—	(29,143)
Balance — September 30, 2026	$112,010	$177,771	$188,049	$1,288,951	$(18,910)	$(1,263,854)	$(438)	$483,579	$142,068	$625,647

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$76,308	$(214,925)
Gain on sale of discontinued operations	2,072	2,326
Income (loss) from continuing operations	74,236	(217,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	32,557	34,247
Amortization expense - intangibles	68,182	69,722
Amortization of debt issuance costs	5,805	2,922
Decrease in fair value of bankruptcy related financial asset	57,697	—
Paid-in-kind interest	—	22,750
Loss on debt modification	1,038	2,827
Impairment expense	20,500	31,515
Noncontrolling stockholder stock based compensation	8,680	12,274
Provision for receivable and inventory reserves	(5,767)	373
Deferred income taxes	(4,994)	(1,480)
Gain on sale of product division	(178,004)	—
Gain on sale-leaseback	(10,234)	—
Other	2,243	814
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,257)	(21,594)
Inventories	19,116	(30,867)
Other current and non-current assets	5,151	4,962
Accounts payable and accrued expenses	22,219	34,952
Cash provided by (used in) operating activities	105,168	(53,834)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	495
Purchases of property and equipment	(17,971)	(34,176)
Proceeds from sale of businesses	288,991	2,326
Proceeds from bankruptcy distribution	29,803	—
Other investing activities	9,812	(1,729)
Cash provided by (used in) investing activities	310,635	(33,084)

COMPASS DIVERSIFIED HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from financing activities:
Proceeds and expenses from issuance of Trust common shares, net	—	(59)
Proceeds and expenses from issuance of Trust preferred shares, net	—	58,998
Borrowings - revolving credit facility	94,000	98,000
Repayments - revolving credit facility	(94,000)	(202,000)
Borrowings - term loan	—	200,000
Repayments - term loan	(292,750)	—
Scheduled principal payments - term loan	(26,250)	(15,000)
Subsidiary financing arrangements - borrowings	—	26,982
Subsidiary financing arrangements - repayments	—	(8,360)
Distributions paid - common shares	—	(37,618)
Distributions paid - preferred shares	(29,143)	(27,863)
Net proceeds provided by noncontrolling shareholders	5,682	1,980
Purchase of noncontrolling interest	(11,048)	(7,249)
Debt issuance costs	(1,650)	(1,722)
Other	(36)	(34)
Net cash provided by (used in) financing activities	(355,195)	86,055
Foreign currency impact on cash	(1,456)	2,343
Net increase in cash and cash equivalents	59,152	1,480
Cash and cash equivalents — beginning of period	68,015	59,659
Cash and cash equivalents — end of period	$127,167	$61,139

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-cash Investing activities (1)	$9,500	$—
Non-cash financing activities (2)	$—	$4,534
(1) During the three months ended September 30, 2026, the Company exchanged its $9.5 million remaining receivable arising from the CODI Secured Claim for the Special Beneficial Interest in the Lugano Liquidation Trust. The exchange did not involve cash and is presented as a noncash investing activity.
(2) Represents the non-cash settlement of subsidiary financing arrangements.

See notes to condensed consolidated financial statements.

COMPASS DIVERSIFIED HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2026

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
The LLC is a controlling owner of eight businesses, or operating segments, at September 30, 2026. The segments are as follows: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and Rimports Holdings, Inc. ("Rimports"). The segments are referred to interchangeably as “businesses”, “operating segments” or “subsidiaries” throughout the financial statements. During the second quarter of 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, Rimports is presented as the Company’s operating segment following the distribution, and the results of Sterno’s food service business through the date of sale and Rimports for all periods presented are included in continuing operations. Refer to Note B - "Dispositions" for further discussion of the sale of Sterno’s food service business and the Rimports distribution. Refer to Note O - "Operating Segment Data" for further discussion of the operating segments. Lugano Holding, Inc. ("Lugano") was an operating segment of the Company until November 16, 2025 when Lugano was deconsolidated. Refer to Note B - "Dispositions" for further discussion of the accounting for Lugano.
Basis of Presentation
The condensed consolidated financial statements for the three and nine month periods ended September 30, 2026 and September 30, 2025 are unaudited, and in the opinion of management, contain all adjustments necessary for a fair presentation of the condensed consolidated financial statements. Such adjustments consist solely of normal recurring items. Interim results are not necessarily indicative of results for a full year or any subsequent interim period. The condensed consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and presented as permitted by Form 10-Q and do not contain certain information included in the annual consolidated financial statements and accompanying notes of the Company.
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
As of March 31, 2026, the Company had classified Sterno’s food service business as held for sale. Because the Company retained Rimports following the Rimports Distribution, the assets and liabilities of Rimports were excluded from the held-for-sale disposal group and continued to be presented within the Company’s condensed consolidated balance sheet. Upon completion of the sale on May 1, 2026, the Company deconsolidated Sterno’s food service business and recognized a gain on the sale of $182.3 million which was reduced by $4.3 million in the third quarter of 2026 primarily to correct the initial allocation of the gain between the controlling and noncontrolling stockholders to reflect the exercise of certain Sterno stock options immediately prior to the transaction, and to reflect the post-closing working capital settlement and other transaction adjustments. The Company recognized a total gain on sale of $178.0 million within income from continuing operations during the nine months ended September 30, 2026.
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
Summarized results of operations of Sterno for the nine months ended September 30, 2026 through the date of disposition and the three and nine months ended September 30, 2025 are as follows (in thousands):

(in thousands)	Three months ended September 30, 2025	For the period January 1, 2026 through disposition	Nine Months Ended September 30, 2025
Net sales	$35,665	$45,125	$107,212
Gross profit	$11,755	$14,096	$34,058
Operating income	$5,777	$8,519	$17,713
Net income from operations before income taxes (1)	$5,777	$8,511	$17,690
Provision for income taxes	$1,927	$2,084	$5,069
Net income (1)	$3,850	$6,427	$12,621
(1) The results of operations for the periods from January 1, 2026 through disposition, and the three and nine months ended September 30, 2025, each exclude $1.4 million, $2.0 million and $6.5 million, respectively, of intercompany interest expense which is eliminated in consolidation.
Lugano
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Lugano Bankruptcy”), resulting in the deconsolidation of Lugano. Following deconsolidation, the Company retained equity interests in Lugano at zero fair value and recognized a receivable at fair value for expected recoveries on its secured creditor claim arising from former intercompany loans (the “CODI Secured Claim”). The Company elected the fair value option under Accounting Standards Codification (“ASC”) 825, Financial Instruments, for both the receivable and the retained equity interests, with subsequent changes in fair value recognized in earnings. Upon effectiveness of the Chapter 11 plan of liquidation (the “Plan”) and related settlement, the CODI Secured Claim was satisfied through cash and a special beneficial interest in the Lugano Liquidation Trust.
Upon deconsolidation, the Company recognized the receivable based on management’s estimate of expected recoveries on the CODI Secured Claim and elected the fair value option under ASC 825. The receivable was remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. At December 31, 2025, the receivable had an estimated fair value of $97.0 million, of which $71.0 million was classified as current and $26.0 million was classified as noncurrent. During the three months ended June 30, 2026, management updated its estimate following the Company’s entry on June 24, 2026 into a Settlement Agreement and Mutual Release and a related Plan Support Agreement with Lugano, the official committee of unsecured creditors and the other parties thereto. The reduction in expected proceeds resulted in a $58.0 million decrease in fair value, reducing the estimated fair value of the receivable to $39.0 million at June 30, 2026, of which $19.2 million was classified as current and $19.8 million was classified as noncurrent.
On August 27, 2026, Lugano filed a preliminary Chapter 11 plan of liquidation (the “Plan”), including the settlement and the Company’s participation percentages in specified recoveries. The preliminary Plan established the Company’s right to 34.79% of specified net inventory, tax-refund and theft-policy insurance proceeds, 45% of net proceeds from specified litigation against a designated third party and 25% of net proceeds from certain other litigation claims. The Bankruptcy Court confirmed the Plan on September 24, 2026, and the Plan became effective on September 30, 2026 (the “Effective Date”). On September 29, 2026, the Company received a $29.8 million Initial CODI Distribution, equal to 34.79% of Effective Date Cash and including the Company’s share of Lugano’s 2024 tax refund. The distribution was received one day before the Effective Date and reduced the receivable to $9.2 million.
On the Effective Date, the Liquidation Trust Agreement was executed, and the Company received a special beneficial interest in the Lugano Liquidation Trust (the “Special Beneficial Interest”) in satisfaction of the remaining CODI Secured Claim. The Special Beneficial Interest represents contractual rights to distributions under the Liquidation Trust Agreement rather than title to the Liquidation Trust’s assets. The Company derecognized the remaining bankruptcy receivable and recognized the Special Beneficial Interest as a new financial asset. The Plan also cancelled the Company’s zero-value Lugano equity interests, which the Company derecognized. The Company elected the fair value option under ASC 825 for the Special Beneficial Interest, with subsequent changes in fair value recognized in other income (expense), net.
At September 30, 2026, the Special Beneficial Interest had an estimated fair value of $9.5 million and was classified as a noncurrent asset in the condensed consolidated balance sheet based on management’s estimate of the timing of expected distributions. During the three months ended September 30, 2026, the Company remeasured the remaining receivable from $9.2 million to $9.5 million and recognized the $0.3 million increase in fair value in other income (expense), net. The Company then derecognized the receivable upon satisfaction of the CODI Secured Claim and recognized the Special Beneficial Interest at its $9.5 million initial fair value. The Level 3 measurement reflects the Company’s 34.79% share of estimated 2021–2023 tax refunds, net of applicable deductions and discounting. No value was ascribed to potential litigation or theft-policy insurance recoveries, the Company’s share of any released Effective Date reserves, or its right to residual proceeds after general unsecured claims are paid in full because of uncertainty regarding amounts, timing, coverage, costs and duration. The timing and amount of ultimate recoveries remain uncertain. Refer to "Note J - Fair Value Measurements" for additional information.
The following table summarizes Lugano's results of operations that are included in the Company's consolidated results of operations for the period from January 1, 2025 through September 30, 2025:

(in thousands)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Net sales	$17,350	$70,966
Gross profit	$13,292	$39,916
Operating loss	$(10,787)	$(71,228)
Net loss from operations before income taxes (1)	$(17,160)	$(105,089)
Provision for income taxes	$—	$(256)
Net loss	$(17,160)	$(104,833)
(1) The results of operations for the three and nine months ended September 30, 2025 exclude $17.1 million and $49.8 million, respectively, of intercompany interest expense which is eliminated in consolidation.
Note C — Revenue
The Company recognizes revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Disaggregated Revenue - The Company disaggregates revenue by operating segment and by geography for each strategic business unit which are categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. The disaggregation in the tables below reflects where revenue is earned based on the shipping address of our customers unless otherwise noted. This disaggregation also represents how the Company evaluates its financial performance, as well as how the Company communicates its financial performance to the investors and other users of its financial statements. Each strategic business unit represents one of the Company’s reportable segments and offers different products and services. During the second quarter of 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, the disaggregation of revenue by reportable segment includes the results of Sterno’s food service business through the May 1, 2026 date of sale and the results of Rimports for all periods presented, including the three and nine months ended September 30, 2025 and 2026. The results of operations of Lugano are included in the Company's consolidated results of operations for the period from January 1, 2025 through November 16, 2025 and therefore in the disaggregation of revenue by reportable segment in the table below only for the three and nine months ended September 30, 2025.
The following tables provide disaggregation of revenue by reportable segment geography for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Three months ended September 30, 2026
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$102,312	$11,064	$7,983	$5,453	$7,054	$133,866
BOA (1)	13,096	—	25,773	13,909	192	52,970
PrimaLoft	313	—	874	14,749	375	16,311
The Honey Pot Co.	42,774	—	—	—	—	42,774
Velocity Outdoor	29,215	—	20	4	480	29,719
Altor	61,801	2,826	—	—	—	64,627
Arnold	30,056	—	13,301	2,733	1,564	47,654
Rimports	33,278	—	807	—	924	35,009
Total	$312,845	$13,890	$48,758	$36,848	$10,589	$422,930

Three months ended September 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$109,042	$12,800	$8,012	$4,375	$9,011	$143,240
BOA (1)	10,539	14	21,832	11,458	98	43,941
Lugano	16,184	—	1,166	—	—	17,350
PrimaLoft	307	—	678	12,046	263	13,294
The Honey Pot Co.	34,708	—	—	—	19	34,727
Velocity Outdoor	28,625	—	10	14	391	29,040
Altor	75,827	3,997	—	—	—	79,824
Arnold	23,833	—	10,755	2,110	988	37,686
Sterno	70,342	—	1,212	1	1,905	73,460
Total	$369,407	$16,811	$43,665	$30,004	$12,675	$472,562

Nine months ended September 30, 2026
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$301,012	$21,440	$23,978	$14,788	$23,119	$384,337
BOA (1)	42,961	10	82,726	37,900	549	164,146
PrimaLoft	674	—	2,863	63,276	1,164	67,977
The Honey Pot Co.	126,318	—	—	—	2	126,320
Velocity Outdoor	58,998	—	101	16	1,539	60,654
Altor	186,974	7,957	—	—	—	194,931
Arnold	81,480	55	37,423	7,947	4,154	131,059
Rimports	138,006	—	2,423	—	3,974	144,403
Total	$936,423	$29,462	$149,514	$123,927	$34,501	$1,273,827

Nine months ended September 30, 2025
	United States	Mexico	Europe	Asia Pacific	Other International	Total
5.11	$318,684	$23,353	$24,009	$12,946	$25,060	$404,052
BOA (1)	37,497	30	70,230	33,138	292	141,187
Lugano	63,955	—	2,830	95	4,086	70,966
PrimaLoft	919	—	2,437	57,640	798	61,794
The Honey Pot Co.	103,673	—	—	—	43	103,716
Velocity Outdoor	56,496	—	69	32	857	57,454
Altor	224,635	14,751	—	—	—	239,386
Arnold	71,610	71	30,896	4,971	2,578	110,126
Sterno	207,572	—	2,821	1	5,952	216,346
Total	$1,085,041	$38,205	$133,292	$108,823	$39,666	$1,405,027
(1)For BOA, revenue reflects the location of the Brand Partners of the business.
Note D — Property, Plant and Equipment and Inventory
Property, plant and equipment
Property, plant and equipment is comprised of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Machinery and equipment	$267,352	$288,698
Furniture, fixtures and other	73,502	70,452
Leasehold improvements	100,878	99,449
Buildings and land	4,277	11,805
Construction in process	17,735	22,474
	463,744	492,878
Less: accumulated depreciation	(281,119)	(283,136)
Total	$182,625	$209,742
Depreciation expense was $10.3 million and $32.6 million for the three and nine months ended September 30, 2026 and $10.9 million and $34.2 million for the three and nine months ended September 30, 2025, respectively.

Inventory
Inventory is comprised of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$62,146	$71,641
Work-in-process	20,213	16,667
Finished goods	314,535	347,196
Less: obsolescence reserve	(26,666)	(31,402)
Total	$370,228	$404,102
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
The following is a summary of the net carrying amount of goodwill at September 30, 2026 and December 31, 2025, (in thousands):

	September 30, 2026	December 31, 2025
Goodwill - gross carrying amount	$1,006,729	$1,050,748
Accumulated impairment losses (1)	(175,827)	(155,327)
Goodwill - net carrying amount	$830,902	$895,421
(1) Comprised of accumulated goodwill impairment expense of $72.7 million at Velocity, $24.9 million at Arnold and $78.3 million at PrimaLoft.
The following is a reconciliation of the change in the carrying value of goodwill for the nine months ended September 30, 2026 by operating segment (in thousands):

	Balance at January 1, 2026	Goodwill Impairment	Other	Balance at September 30, 2026
5.11	$92,966	$—	$—	$92,966
BOA	254,153	—	—	254,153
PrimaLoft	232,536	(20,500)	—	212,036
The Honey Pot Co.	107,039	—	—	107,039
Velocity Outdoor	—	—	—	—
Altor	114,124	—	—	114,124
Arnold	39,267	—	—	39,267
Rimports (1)	55,336	—	(44,019)	11,317
Total	$895,421	$(20,500)	$(44,019)	$830,902
(1) The Sterno food service product division was sold on May 1, 2026. The balance at September 30, 2026 represents the goodwill balance of the Rimports product division that remains after the sale of Sterno.

Long lived assets
Other intangible assets are comprised of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$710,654	$(340,460)	$370,194	$772,137	$(362,737)	$409,400
Technology and patents	202,222	(103,846)	98,376	201,049	(92,853)	108,196
Trade names, subject to amortization	454,316	(128,242)	326,074	453,512	(109,665)	343,847
Non-compete agreements	1,588	(1,588)	—	1,588	(1,530)	58
Other contractual intangible assets	90	(90)	—	210	(210)	—
Total	1,368,870	(574,226)	794,644	1,428,496	(566,995)	861,501
Trade names, not subject to amortization (1)	—	—	—	30,810	—	30,810
In-process research and development (2)	500	—	500	500	—	500
Total intangibles, net	$1,369,370	$(574,226)	$795,144	$1,459,806	$(566,995)	$892,811
(1) Represents the indefinite-lived trade name related to the Sterno operating segment that was sold in May 2026.
(2) In-process research and development is considered indefinite-lived until the underlying technology becomes viable, at which point the intangible asset will be amortized over the expected useful life.
Amortization expense related to intangible assets was $22.7 million and $68.2 million for the three and nine months ended September 30, 2026 and $23.3 million and $69.7 million for the three and nine months ended September 30, 2025, respectively.
Estimated charges to amortization expense of intangible assets for the remainder of 2026 and the next four years, are as follows (in thousands):

2026	2027	2028	2029	2030

$22,565	$81,600	$79,499	$79,377	$79,217
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

Note F — Warranties
The Company’s BOA and Velocity Outdoor operating segments estimate their exposure to warranty claims based on both current and historical product sales data and warranty costs incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the change in the carrying value of the Company’s warranty liability for the nine months ended September 30, 2026 and the year ended December 31, 2025 is as follows (in thousands):

Warranty liability	Nine months ended September 30, 2026	Year ended December 31, 2025

Beginning balance	$1,293	$1,121
Provision for warranties issued during the period	1,500	2,399
Fulfillment of warranty obligations	(1,315)	(2,227)
Ending balance	$1,478	$1,293
Note G — Debt
2022 Credit Facility
The LLC is party to a Third Amended and Restated Credit Agreement, dated July 12, 2022, as amended from time to time, which we refer to as the “2022 Credit Facility.” On August 6, 2026, the LLC entered into a Sixth Amendment to the 2022 Credit Facility (the “Sixth Amendment”) with Bank of America, N.A. (the “Administrative Agent”), in its capacity as administrative agent for the lenders, swing line lender, and L/C issuer. The Sixth Amendment, among other things, waived the milestone fees that otherwise would have been payable under the Fifth Amendment Transaction Letter, reduced the aggregate revolving commitments under the Credit Agreement from $100,000,000 to $54,000,000, and extended the maturity date to January 12, 2028. The Sixth Amendment also made several other changes to the Credit Agreement, including reducing the portion of Combined Eligible Availability that may be attributable to any individual subsidiary business from 40% to 25%, removing the Incremental Delayed Draw Term Loan facility, permitting Rimports Holdings, Inc., any other individual subsidiary business approved by the administrative agent, and their respective subsidiaries to enter into supply chain financing arrangements, and permitting the Company and its subsidiaries to pay fees under the Ninth Amended and Restated Management Services Agreement, dated July 12, 2026, between the Company and Compass Group Management LLC. In addition, the Sixth Amendment reduced the aggregate amount available under the incremental facilities from $250,000,000 to $150,000,000. Under the Sixth Amendment, the Company is required to maintain a Consolidated Total Leverage Ratio of no more than (a) 5.75 to 1.00 for the fiscal quarter ending September 30, 2026, (b) 5.25 to 1.00 for the fiscal quarters ending December 31, 2026 and March 31, 2027, (c) 5.00 to 1.00 for fiscal quarters ending June 30, 2027 and September 30, 2027 and (d) 4.50 to 1.00 for each fiscal quarter thereafter. If the Company has not repaid the term loans under the Credit Agreement on or before December 31, 2026, the Company will be required to pay a milestone fee in the amount of $4,000,000.
In October 2026, the Company used the $29.8 million distribution received in September 2026 in connection with the Lugano bankruptcy to repay a portion of the term loans under the 2022 Credit Facility.
At September 30, 2026, there were no revolving borrowings and approximately $1.0 million of outstanding letters of credit under the 2022 Credit Facility, resulting in net availability of approximately $53.0 million. Amounts outstanding under the 2022 Credit Facility mature on January 12, 2028.
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
Lugano Financing Arrangements
Lugano entered into various financing arrangements with third parties that were not recorded in the financial statements of Lugano as debt. In connection with the Lugano Investigation, the Company determined that the inventory and sales transactions recorded in connection with these financing agreements were invalid because they were inconsistent with the underlying substance of the agreements. These financing arrangements represented debt and the financing arrangements and related interest expense were recorded in the consolidated financial statements. Interest expense was determined based on documentation related to the underlying arrangement or, when no documentation existed related to the financing arrangement, imputed based on various factors associated with the arrangement. Lugano recorded $20.8 million in interest expense in the nine months ended September 30, 2025 related to these financing arrangements which is included in interest expense in the consolidated statement of operations.
Covenants
The Company is subject to customary affirmative and restrictive covenants under the 2022 Credit Facility, including financial maintenance covenants. The following table reflects the financial covenant requirements and actual ratios as of September 30, 2026 under the 2022 Credit Facility, as amended by the Sixth Amendment:

Description of Required Covenant Ratio	Covenant Ratio Requirement	Actual Ratio

Consolidated Fixed Charge Coverage Ratio	Greater than or equal to 1.00:1.00	1.82:1.00
Consolidated Senior Secured Leverage Ratio	Less than or equal to 2.50: 1.00	0.48:1.00
Consolidated Total Leverage Ratio	Less than or equal to 5.75: 1.00	4.53:1.00
As of September 30, 2026, the Company was in compliance with all covenants as defined by the 2022 Credit Facility, as amended.

The following table provides the Company’s outstanding long-term debt and effective interest rates at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	$1,029,371	8.15%	$1,029,371
2032 Senior Notes	5.00%	308,811	7.93%	308,811
2022 Credit Facility - Term Loan	7.11%	233,500	10.14%	552,500
Unamortized premiums and debt issuance costs		(10,410)		(13,365)
Total debt		$1,561,272		$1,877,317
Less: Current portion of long-term debt		(75,000)		(37,500)
Long-term debt		$1,486,272		$1,839,817
The contractual annual maturities of the Company's debt obligations at September 30, 2026 are as follows (in thousands):

Remainder of 2026	$11,250
2027	45,000
2028	177,250
2029	1,029,371
2030	—
2031 and thereafter	308,811
$1,571,682

The Senior Notes consisted of the following carrying value and estimated fair value (in thousands):

			Fair Value Hierarchy Level	September 30, 2026
	Maturity Date	Rate		Carrying Value	Fair Value
2032 Senior Notes	January 15, 2032	5.000%	2	$308,811	$273,298
2029 Senior Notes	April 15, 2029	5.250%	2	$1,029,371	$965,035
Debt Issuance Costs
Deferred debt issuance costs represent the costs incurred in connection with the Company's financing arrangements. Debt issuance costs associated with the revolving loan commitments under the 2022 Credit Facility are recorded in other non-current assets because the commitments are available under a revolving credit arrangement. Debt issuance costs associated with term loans under the 2022 Credit Facility and the Senior Notes are recorded as a reduction of the related debt balances.The Company recorded $1.7 million in deferred debt issuance costs related to the Sixth Amendment of the 2022 Credit Facility in the three months ended September 30, 2026. The Sixth Amendment to the 2022 Credit Facility reduced the aggregate borrowing amount available for revolving commitments to $54 million from $100 million. As a result of the reduction in available revolving commitments, the Company wrote-off a portion of the deferred financing costs associated with the 2022 Revolving Credit Facility and recognized $1.0 million in loss on debt modification in the third quarter of 2026.

The following table summarizes debt issuance costs at September 30, 2026 and December 31, 2025, and the balance sheet classification in each of the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Deferred debt issuance costs	$39,518	$38,906
Accumulated amortization	(27,654)	(21,849)
Deferred debt issuance costs, net	$11,864	$17,057

Balance sheet classification:
Other noncurrent assets	$1,454	$3,692
Long-term debt	10,410	13,365
	$11,864	$17,057

Note H — Stockholders’ Equity
Trust Common Shares
The Trust is authorized to issue 500,000,000 Trust common shares and the LLC is authorized to issue a corresponding number of Trust common interests. The Company will at all times have the identical number of Trust interests outstanding as Trust shares. Each Trust share represents an undivided beneficial interest in the Trust, and each Trust share is entitled to one vote per share on any matter with respect to which members of the LLC are entitled to vote. At September 30, 2026, the Trust had 76,135,000 common shares issued and 75,236,000 common shares outstanding. The Company did not issue any common shares under its at-the-market equity programs during the three months ended September 30, 2026, and, as a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling common shares under this program. The Company did not declare or pay any distributions on its common shares during the three months ended September 30, 2026, following the suspension of common share distributions in 2025.
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
At September 30, 2026, accumulated and unpaid distributions were approximately $2.5 million on the Series B Preferred Shares and approximately $2.6 million on the Series C Preferred Shares. The Series A Preferred Shares and Series C Preferred Shares are currently redeemable at the Company’s option, in whole or in part, and the Series B Preferred Shares are redeemable at the Company’s option, in whole or in part, on or after April 30, 2028, in each case at a redemption price of $25.00 per share plus any applicable declared or accumulated and unpaid distributions to, but excluding, the redemption date. The Preferred Shares are not convertible into Trust common shares and have no voting rights, except in limited circumstances as provided in the applicable share designations.
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
At-the-Market Equity Offering Program
In 2024, the Company established at-the-market equity offering program for the Preferred Shares. As a result of the commencement of the Lugano Investigation and related events, the Company determined during the quarter ended June 30, 2025 that it was unable to continue offering and selling its preferred shares under the Amended Preferred Sales Agreement. No preferred shares were sold during the three and nine months ended September 30, 2026.
The following table reflects the activity in the preferred share ATM program during the nine months ended September 30, 2025 (in thousands, except share data):

	Nine months ended September 30, 2025
	Number of Shares Sold	Net Proceeds	Commissions Paid
Series A Preferred Shares	127,078	$2,854	$58
Series B Preferred Shares	1,331,522	29,869	611
Series C Preferred Shares	1,152,584	26,285	537
Total	2,611,184	$59,008	$1,206
The Company incurred less than $0.1 million in total costs related to the preferred share ATM program during the nine months ended September 30, 2025.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to Holdings	$21,109	$(73,492)	$69,802	$(157,551)
Less: Distributions paid - Preferred Shares	9,714	9,715	29,143	27,863
Less: Accrued distributions - Preferred Shares	5,148	5,148	5,148	5,148
Net income (loss) from continuing operations attributable to common shares of Holdings	$6,247	$(88,355)	$35,511	$(190,562)

Earnings per share
The Company calculates basic and diluted earnings per share using the two-class method which requires the Company to allocate to participating securities that have rights to earnings that otherwise would have been available only to Trust shareholders as a separate class of securities in calculating earnings per share. The Allocation Interests are considered participating securities that contain participating rights to receive profit allocations upon the occurrence of a Holding Event or Sale Event. The calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 reflects the incremental increase during the period in the profit allocation distribution to Holder related to Holding Events.
Basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 attributable to the common shares of Holdings is calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to common shares of Holdings	$6,247	$(88,355)	$35,511	$(190,562)
Less: Effect of contribution based profit - Holding Event	2,293	1,902	3,691	—
Net income (loss) from continuing operations attributable to common shares of Holdings	$3,954	$(90,257)	$31,820	$(190,562)

Income from discontinued operations attributable to Holdings	$435	$(523)	$2,072	$2,326
Less: Effect of contribution based profit - Holding Event	—	—	—	—
Income from discontinued operations attributable to common shares of Holdings	$435	$(523)	$2,072	$2,326

Basic and diluted weighted average common shares outstanding	75,236	75,236	75,236	75,236

Basic and diluted income (loss) per common share attributable to Holdings
Continuing operations	$0.05	$(1.20)	$0.42	$(2.53)
Discontinued operations	0.01	(0.01)	0.03	0.03
	$0.06	$(1.21)	$0.45	$(2.50)
Distributions
On May 27, 2025, the Company announced that it suspended the quarterly cash distribution historically paid to common shareholders. No common distributions were paid subsequent to April 24, 2025. The following table summarizes information related to our quarterly cash distributions on our Trust common and preferred shares (in thousands, except per share data):

Period	Cash Distribution per Share	Total Cash Distributions	Record Date	Payment Date

Trust Common Shares:
January 1, 2025 - March 31, 2025	$0.25	$18,809	April 17, 2025	April 24, 2025

Series A Preferred Shares:
July 30, 2026 - October 29, 2026 (1)	$0.453125	$2,120	October 15, 2026	October 30, 2026
April 30, 2026 - July 29, 2026	$0.453125	$2,120	July 15, 2026	July 30, 2026
January 30, 2026 - April 29, 2026	$0.453125	$2,120	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.453125	$2,120	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.453125	$2,120	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.453125	$2,120	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.453125	$2,120	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.453125	$2,062	January 15, 2025	January 30, 2025

Series B Preferred Shares:
July 30, 2026 - October 29, 2026 (1)	$0.4921875	$3,703	October 15, 2026	October 30, 2026
April 30, 2026 - July 29, 2026	$0.4921875	$3,703	July 15, 2026	July 30, 2026
January 30, 2026 - April 29, 2026	$0.4921875	$3,703	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.4921875	$3,703	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,703	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,703	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,703	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,048	January 15, 2025	January 30, 2025

Series C Preferred Shares:
July 30, 2026 - October 29, 2026 (1)	$0.4921875	$3,892	October 15, 2026	October 30, 2026
April 30, 2026 - July 29, 2026	$0.4921875	$3,892	July 15, 2026	July 30, 2026
January 30, 2026 - April 29, 2026	$0.4921875	$3,892	April 15, 2026	April 30, 2026
October 30, 2025 - January 29, 2026	$0.4921875	$3,892	January 15, 2026	January 30, 2026
July 30, 2025 - October 29, 2025	$0.4921875	$3,892	October 15, 2025	October 30, 2025
April 30, 2025 - July 29, 2025	$0.4921875	$3,892	July 15, 2025	July 30, 2025
January 30, 2025 - April 29, 2025	$0.4921875	$3,892	April 15, 2025	April 30, 2025
October 30, 2024 - January 29, 2025	$0.4921875	$3,324	January 15, 2025	January 30, 2025
(1) This distribution was declared on October 1, 2026.
Note I — Noncontrolling Interest
Noncontrolling interest represents the portion of the Company’s majority owned subsidiaries' net income (loss) and equity that is owned by noncontrolling shareholders. The following tables reflect the LLC’s ownership percentage of its majority owned operating segments and related noncontrolling interest balances as of September 30, 2026 and December 31, 2025:

	% Ownership (1) September 30, 2026		% Ownership (1) December 31, 2025
	Primary	Fully Diluted	Primary	Fully Diluted
5.11	96.9	88.8	97.8	87.6
BOA	91.4	84.1	91.4	82.8
PrimaLoft	90.7	85.3	90.7	84.7
The Honey Pot Co.	85.0	77.0	85.0	76.5
Velocity Outdoor	99.4	93.2	99.4	93.2
Altor	98.8	92.5	99.3	90.5
Arnold	98.0	82.0	98.0	82.8
Rimports (2)	93.3	93.3	98.4	92.2
(1)     The principal difference between primary and diluted percentages of our operating segments is due to stock option issuances of subsidiary stock to management of the respective businesses.
(2)     As of December 31, 2025, the Company owned approximately 98.4% of Sterno on a primary basis, inclusive of its indirect ownership interest in Rimports. In connection with the Rimports Distribution completed immediately prior to the sale of Sterno’s food service business, the Sterno stockholders, including holders of in-the-money Sterno equity awards, received their proportionate interests in Rimports. As a result, as of September 30, 2026, the Company continued to own approximately 93.3% of Rimports on a primary and fully diluted basis and consolidates Rimports in its condensed consolidated financial statements, with the remaining ownership interest reflected as noncontrolling interest. Following the May 1, 2026 sale, the Company no longer owns an equity interest in Sterno’s food service business.

	Noncontrolling Interest Balances
(in thousands)	September 30, 2026	December 31, 2025
5.11	$12,427	$14,605
BOA	29,563	23,330
PrimaLoft	33,416	33,599
The Honey Pot Co.	46,948	43,417
Velocity Outdoor	6,914	6,917
Altor	6,762	7,067
Arnold	1,716	1,592
Rimports (1)	4,222	1,012
Allocation Interests	100	100
	$142,068	$131,639
(1) The noncontrolling interest balance at Rimports as of December 31, 2025 reflected the ownership interest in Sterno held by minority shareholders. In connection with the Rimports Distribution completed immediately prior to the May 1, 2026 sale of Sterno’s food service business, Sterno’s shareholders, received their proportionate interests in Rimports. Accordingly, the noncontrolling interest balance at September 30, 2026 primarily reflects the ownership interest in Rimports held by minority shareholders.
Note J — Fair Value Measurement
Recurring Fair Value Measurements
The following tables present, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025 according to the valuation technique utilized to determine their fair values.

	Fair Value Measurements at September 30, 2026
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets:
Special Beneficial Interest	$9,500	$—	$—	$9,500
Total recorded at fair value	$9,500	$—	$—	$9,500

	Fair Value Measurements at December 31, 2025
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
Assets:
Receivable due from unconsolidated affiliate	$97,000	$—	$—	$97,000
Total recorded at fair value	$97,000	$—	$—	$97,000
The Company had no assets or liabilities Level 3 fair value measurements during the nine months ended September 30, 2025. A reconciliation of the change in the carrying value of the Company's Level 3 fair value measurement during the nine months ended September 30, 2026 is as follows:

Nine months ended September 30, 2026
Balance at January 1st	$97,000
Change in fair value of receivable due from unconsolidated affiliate	(58,000)
Distribution received	(29,803)
9,197
Change in fair value of receivable due from unconsolidated affiliate	303
Balance at September 30th	$9,500
Valuation Techniques
During the quarter, the Company began applying a new valuation technique to measure the fair value of the Special Beneficial Interest recognized in connection with the Lugano liquidation. The Company did not change the valuation techniques used to measure any of its other financial assets and liabilities during the period. For details of the Company’s fair value measurement policies under the fair value hierarchy, refer to the 2025 Form 10-K.
In connection with the recognition of the Special Beneficial Interest during the period, the fair value of the Special Beneficial Interest was estimated using an expected cash flow approach based on the Company’s contractual participation percentages and management’s estimates of the timing and amount of expected net proceeds from specified tax refunds. The significant unobservable inputs include the estimated amount and timing of the tax-refund recoveries, applicable deductions and discounting. Because these inputs are not observable in the market, the Special Beneficial Interest is classified within Level 3 of the fair value hierarchy. No value was ascribed to potential litigation rights because of the expected cost and duration of pursuing them and the priority of trust expenses. No value was ascribed to theft-policy insurance recoveries because coverage is uncertain and any recovery would likely require a coverage dispute with the insurers, with cost and duration similar to the litigation rights. No value was ascribed to the Company’s share of any released Effective Date reserves or to its right to residual proceeds after general unsecured claims are paid in full because of uncertainty regarding amount and timing. Accordingly, the September 30, 2026 fair-value measurement reflects the Company’s 34.79% share of estimated 2021–2023 tax refunds, net of applicable deductions and discounting.
Nonrecurring Fair Value Measurements
The following table provides the assets and liabilities carried at fair value measured on a non-recurring basis as of September 30, 2026 and December 31, 2025. Refer to "Note E - Goodwill and Intangible Assets", for a description of the valuation techniques used to determine fair value of the assets measured on a non-recurring basis in the tables below.

					Expense
	Fair Value Measurements at September 30, 2026				Nine months ended
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	September 30, 2026
Goodwill - PrimaLoft	$212,036	—	—	$212,036	$20,500

					Expense
	Fair Value Measurements at December 31, 2025				Year ended
(in thousands)	Carrying Value (1)	Level 1	Level 2	Level 3	December 31, 2025
Property, plant and equipment - Lugano	$—	—	—	$—	$29,631
Right-of-use asset - Lugano	$—	—	—	$—	$1,884
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
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The Company accrues interest on all cumulative unrecognized tax benefits, reflecting financial exposure that spans both historical tax years and the current reporting period. During the current year, the Company identified that interest associated with certain previously recognized uncertain tax positions had not been accrued in prior reporting periods. The Company recorded approximately $6.2 million of additional accrued interest during the nine months ended September 30, 2026, substantially all of which relates to prior years. Management concluded that the adjustment was not material to any previously issued financial statements and, accordingly, recorded the adjustment as a component of income tax expense during the current year.
The reconciliation between the Federal Statutory Rate and the effective income tax rate for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine months ended September 30,
	2026	2025
United States Federal Statutory Rate	21.0%	21.0%
State income taxes (net of Federal benefits)	12.5	3.5
Foreign income taxes	(3.0)	(1.6)
Nontaxable or nondeductible items	(1.9)	—
Utilization of tax credits	(1.8)	1.6
Changes in valuation allowances	(24.4)	(38.2)
United States tax on foreign income	2.7	0.7
Impairment expense	4.1	—
Change in unrecognized tax benefits	6.0	—
Tax effect - sale of Sterno	14.6	—
Other	0.5	(0.4)
Effective income tax rate	30.3%	(13.4)%
Note L — Defined Benefit Plan
In connection with the acquisition of Arnold, the company has a defined benefit plan covering substantially all of Arnold’s employees at its Lupfig, Switzerland location. The benefits are based on years of service and the employees’ highest average compensation during the specific period.
The unfunded liability of $2.7 million is recognized in the consolidated balance sheet as a component of other non-current liabilities at September 30, 2026. Net periodic benefit cost consists of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service cost	$190	$183	$585	$533
Interest cost	50	45	154	129
Expected return on plan assets	(40)	(32)	(123)	(93)
Amortization of prior service cost	(13)	(15)	(42)	(43)
Amortization of unrecognized loss	—	25	—	73
Effect of settlement	—	24	—	57
Net periodic benefit cost	$187	$230	$574	$656
During the nine months ended September 30, 2026, per the terms of the pension agreement, Arnold contributed approximately $0.5 million to the plan. For the remainder of 2026, the expected contribution to the plan will be approximately $0.2 million.
The plan assets are pooled with assets of other participating employers and are not separable; therefore, the fair values of the pension plan assets at September 30, 2026 were considered Level 3.
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
State Court Action Naming the Company as Defendant
Certain state court actions previously filed attempting to hold the Company responsible for the alleged conduct of Lugano, including Kraus v. Lugano Diamonds & Jewelry, Inc., et al., and Royal T Diamonds Group Ltd. v. Lugano Diamonds & Jewelry Inc., et al., have been dismissed. A similar case, Coyne v. Mordechai Haim Ferder, et al., was recently filed. Plaintiff seeks damages, plus interest, against the Company as the alleged successor in interest to Lugano. The Company believes defenses are available and intends to vigorously defend this matter. Management has determined that a loss is reasonably possible but cannot reasonably estimate a range of possible loss, if any, that may result from this matter.
Lugano Chapter 11 Filing and Related Matters
On November 16, 2025, Lugano and certain of its subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result, Lugano was deconsolidated from the Company’s consolidated financial statements. On June 24, 2026, CODI entered into the Settlement Agreement and Plan Support Agreement described in Note B. The Bankruptcy Court confirmed the Plan of Liquidation on September 24, 2026, and the Plan became effective on September 30, 2026. The Settlement Agreement and applicable release provisions became effective in accordance with their terms. The releases are subject to the scope, conditions and exclusions set forth in the Settlement Documents, the Plan and the order confirming the Plan. The timing and amount of remaining recoveries are uncertain, and third parties not bound by the releases may assert claims against the Company. Such claims could result in significant defense costs, settlement payments or judgments.
Tariff Refunds
In February 2026, the U.S. Supreme Court issued a decision holding that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized under the statute. As a result, the legal and regulatory framework surrounding certain IEEPA tariffs continues to evolve, including the process for seeking potential refunds of previously paid tariffs. Several of the Company's subsidiaries submitted claims for refunds related to previously paid tariffs. During the three and nine months ended September 30, 2026, the Company recognized $6.9 million and $14.4 million, respectively, as a reduction of cost of goods sold in the consolidated statement of operations related to IEEPA refunds received. An additional $1.8 million in tariff refunds received reduced the balance of inventory for product that had not yet been sold. Our subsidiaries have submitted additional claims for refunds related to certain eligible tariffs paid; however, based on claims submitted and information currently available, the Company does not expect any remaining refunds to be material to its consolidated financial statements. At September 30, 2026, the Company had not recognized a receivable for these additional refund claims because recovery remained uncertain. The Company will continue to monitor developments and recognize a receivable when amounts are realized or realizable.
Leases
The Company and its subsidiaries lease office and manufacturing facilities, computer equipment and software under various arrangements. Certain of the leases are subject to escalation clauses and renewal periods. The Company and its subsidiaries recognize lease expense, including predetermined fixed escalations, on a straight-line basis over the initial term of the lease including reasonably assured renewal periods from the time that the Company and its subsidiaries control the leased property. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Certain of our subsidiaries have leases that contain both fixed rent costs and variable rent costs based on achievement of certain operating metrics. The variable lease expense was not a material component of our total lease expense for the three and nine months ended September 30, 2026 and 2025. The Company recognized $12.2 million and $36.6 million in the three and nine months ended September 30, 2026, respectively and $13.6 million and $39.9 million in the three and nine months ended September 30, 2025, respectively, in expense related to operating leases in the condensed consolidated statements of operations. The Company entered into one finance lease in the fourth quarter of 2024. In both the three and nine months ended September 30, 2026 and September 30, 2025 the Company recognized $0.2 million and $0.5 million, respectively, in interest expense related to its finance lease.

The maturities of lease liabilities at September 30, 2026 are as follows (in thousands):

	Operating	Finance	Total
2026 (excluding the nine months ended September 30, 2026)	$13,339	$180	$13,519
2027	49,329	7,040	56,369
2028	41,201	—	41,201
2029	34,001	—	34,001
2030	30,171	—	30,171
Thereafter	91,188	—	91,188
Total undiscounted lease payments	$259,229	$7,220	$266,449
Less: Interest	93,013	389	93,402
Present value of lease liabilities	$166,216	$6,831	$173,047
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
The weighted average remaining lease terms and discount rates for all of our operating leases were as follows:

Lease Term and Discount Rate	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (years)
Operating Leases	6.68	6.22
Finance Leases	0.58	1.58
Weighted-average discount rate
Operating Leases	8.85%	9.12%
Finance Leases	9.90%	9.90%
Supplemental balance sheet information related to leases was as follows (in thousands):

	Line Item in the Company’s Consolidated Balance Sheet	September 30, 2026	December 31, 2025

Assets:
Operating lease right-of-use assets	Other non-current assets	$150,496	$146,755
Finance lease right-of-use assets	Other non-current assets	6,879	$6,881
		$157,375	$153,636
Liabilities
Operating lease liabilities - current	Other current liabilities	$33,330	$37,854
Operating lease liabilities - non-current	Other non-current liabilities	132,887	126,084
Finance lease liabilities - current	Other current liabilities	6,830	47
Finance lease liabilities - non-current	Other non-current liabilities	—	6,820
		$173,047	$170,805

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,190	$41,932
Operating cash flows from finance leases	503	506
Financing cash flows from finance leases	36	33
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31,771	$20,430
Altor Sale Leaseback
On January 23, 2026, Altor completed a sale leaseback transaction for its manufacturing facilities in Bloomsburg, Pennsylvania; New Albany, Indiana; and El Dorado Springs, Missouri (the “Properties”). Under the purchase and sale agreement, Altor sold the land, buildings and certain integrated fixtures to the buyer/lessor for total consideration of $11.75 million and recognized a gain on the transaction of $10.2 million in other operating income (expense) from continuing operations in the nine months ended September 30, 2026. Concurrently with the execution of the purchase and sale agreement, Altor entered into a 20 year triple-net master lease to lease back all three Properties.
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
Exit Costs
Altor
Subsequent to the acquisition of Lifoam in October 2024, Altor determined that they would shut down four of their facilities that had geographic overlap with Lifoam facilities. During the nine months ended September 30, 2025, Altor recorded approximately $4.6 million in exit costs related to the plant closures in selling general and administrative expense. The plant closures were finalized in the fourth quarter of 2025 and no additional expense was recorded subsequent to the first quarter of 2026 related to these facilities closures.
Arnold
During 2026, Arnold closed a facility in Ogallala, Nebraska. Arnold recorded $0.3 million in costs in selling, general and administrative expense during the three and nine months ended September 30, 2026 related to the closure of the facility.
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
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA did not, prior to the MSA Amendment, contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees during the aforementioned periods, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. In 2025, restrictions under the Company’s financing arrangements limited the Company’s ability to pay management fees, resulting in management fee expense being incurred but not fully paid. The Company determined that the amount of management fees that had been overpaid at December 31, 2025 was $33.8 million, which was recorded as an asset (“Due from CGM”) and reduced management fee expense for the year ended December 31, 2025. For the nine months ended September 30, 2026, the Company recorded management fee expense of $43.4 million. During the nine months ended September 30, 2026, the Company reduced the Due from CGM balance by $20.8 million for management fees applied against the prior overpayment by reducing the management fee due to CGM. As of September 30, 2026, the Due from CGM balance of $1.3 million reflects amounts due from CGM of $13.8 million including interest expense in accordance with the Eighth MSA Amendment, net of management fees accrued of $12.5 million. Subsequent to September 30, 2026, the Company elected to fund $5.2 million of the quarterly management fee that otherwise would have been payable for the third quarter of 2026.
The Company expects to continue to reduce future management fee payments until the overpayment has been fully recouped. Total cash paid for Management fees in the nine months ended September 30, 2026 was $23.3 million as compared to total cash paid for Management fees for the nine months ended September 30, 2025 of $49.8 million.
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
The Company and its businesses have the following significant related party transactions
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.3 million and $0.5 million during the three and nine months ended September 30, 2026, respectively and $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively in inventory from the vendor.

BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $13.1 million and $37.1 million from this supplier during the three and nine months ended September 30, 2026, respectively and $10.1 million and $33.2 million from this supplier during the three and nine months ended September 30, 2025, respectively.
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
Related Party Vendor Purchases - Lugano purchased inventory from a vendor who was a related party to Lugano through one of the executive officers of Lugano. The related party relationship commenced in the second quarter of 2024 and ended in the fourth quarter of 2025. Lugano had approximately $18.0 thousand and $0.3 million in net purchases during the three and nine months ended September 30, 2025, respectively.
Note O — Operating Segment Data
At September 30, 2026, the Company had eight reportable operating segments. Each operating segment represents a platform acquisition. The Company’s operating segments are strategic business units that offer different products and services. While each is actively managed by the Company, they are managed separately because each business requires different technology and marketing strategies. A description of each of the reportable segments and the types of products from which each segment derives its revenues is as follows:
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

The tabular information that follows shows data for each of the operating segments reconciled to amounts reflected in the consolidated financial statements. The operations of each of the operating segments are included in consolidated operating results as of their date of acquisition. During the second quarter of 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, the Rimports operating segment reflects the home fragrance business retained by the Company following the sale of Sterno’s food service business. The December 31, 2025 balance sheet disclosures include Sterno’s food service business prior to the sale and distribution of Rimports. The results of Sterno’s food service business through the date of sale and the results of Rimports for all periods presented are included in continuing operations and reflected in the operating segment data, as applicable. Lugano was an operating segment of the Company until November 16, 2025 when Lugano filed for bankruptcy and was deconsolidated. The results of operation of Lugano are included in the Summary of Operating Segments table and the Depreciation and Amortization table for the three and nine months ended September 30, 2025. Segment profit is determined based on internal performance measures used by the CODM to assess the performance of each business. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. In comparison to the Consolidated Statement of Operations, selling, general and administrative expense is exclusive of stock-based compensation and acquisition costs, which are categorized to Other. Corporate consists of corporate overhead and management fees to CGM that are not allocated to the Company's reportable segments. There were no significant inter-segment transactions.
Summary of Operating Segments

Three Months Ended September 30, 2026
(in thousands)	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$133,866	$52,970	$16,311	$42,774	$29,719	$64,627	$47,654	$35,009	$422,930
Cost of revenues	56,291	18,181	6,049	13,193	18,019	53,342	32,600	26,745	224,420
Selling, general and administrative expense	58,241	14,658	4,984	13,398	6,012	7,221	8,006	5,154	117,674
Other segment items (1)	2,871	5,249	6,208	4,590	1,314	3,777	724	2,323	27,056
Total segment operating income (loss)	16,463	14,882	(930)	11,593	4,374	287	6,324	787	53,780
Corporate									(21,935)
Total consolidated operating income									31,845
Interest expense, net									(21,769)
Amortization of debt issuance costs									(1,711)
Increase in fair value of receivable due from unconsolidated affiliate									303
Loss on sale of product division									(4,338)
Loss on debt modification									(1,038)
Other expense, net									(239)
Total consolidated income from continuing operations before income taxes									$3,053
(1) Other consists of segment allocated management fees, amortization expense of intangible assets and stock-based compensation expense.

Three Months Ended September 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$143,240	$43,941	$17,350	$13,294	$34,727	$29,040	$79,824	$37,686	$73,460	$472,562
Cost of revenues	65,993	15,654	4,058	4,852	15,530	19,747	59,646	28,234	51,133	264,847
Selling, general and administrative expense	57,986	11,882	23,433	4,262	11,895	5,066	11,125	7,470	9,509	142,628
Other segment items (1)	2,993	5,607	646	6,038	4,647	1,315	3,886	753	3,003	28,888
Total segment operating income (loss)	16,268	10,798	(10,787)	(1,858)	2,655	2,912	5,167	1,229	9,815	36,199
Corporate										(47,266)
Total consolidated operating loss										(11,067)
Interest expense, net										(66,721)
Amortization of debt issuance costs										(826)
Other expense, net										(2,343)
Total consolidated loss from continuing operations before income taxes										$(80,957)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, and stock-based compensation.

Nine Months Ended September 30, 2026
(in thousands)	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$384,337	$164,146	$67,977	$126,320	$60,654	$194,931	$131,059	$144,403	$1,273,827
Cost of revenues	166,261	55,845	24,311	46,164	39,361	158,508	94,065	101,481	685,996
Selling, general and administrative expense	172,646	41,548	15,666	38,836	14,976	22,597	22,551	20,094	348,914
Other segment items (1)	9,008	15,690	38,797	13,804	3,943	944	2,205	7,424	91,815
Total segment operating income (loss)	36,422	51,063	(10,797)	27,516	2,374	12,882	12,238	15,404	147,102
Corporate									(77,830)
Total consolidated operating income									69,272
Interest expense, net									(73,159)
Amortization of debt issuance costs									(5,805)
Decrease in fair value of receivable due from unconsolidated affiliate									(57,697)
Gain on sale of product division									178,004
Loss on debt modification									(1,038)
Other expense, net									(3,038)
Total consolidated income from continuing operations before income taxes									$106,539

(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation, other operating (income) expense and impairment expense at PrimaLoft of $20.5 million.

Nine Months Ended September 30, 2025
(in thousands)	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports	Total
Net revenues	$404,052	$141,187	$70,966	$61,794	$103,716	$57,454	$239,386	$110,126	$216,346	$1,405,027
Cost of revenues	186,595	50,677	31,050	22,317	46,061	39,845	177,457	84,470	154,267	792,739
Selling, general and administrative expense	173,860	35,273	77,120	14,174	32,837	14,375	32,836	22,898	25,776	429,149
Other segment items (1)	9,002	16,738	34,024	18,113	13,622	4,058	11,674	2,261	9,019	118,511
Total segment operating income (loss)	34,595	38,499	(71,228)	7,190	11,196	(824)	17,419	497	27,284	64,628
Corporate										(99,492)
Total consolidated operating loss										(34,864)
Interest expense, net										(136,668)
Amortization of debt issuance costs										(2,922)
Loss on debt modification										(2,827)
Other expense, net										(14,311)
Total consolidated loss from continuing operations before income taxes										$(191,592)
(1) Other consists of segment allocated management fees, amortization expense of intangible assets, stock-based compensation and impairment expense at Lugano of $31.5 million.

Depreciation and Amortization Expense	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

5.11	$4,916	$5,369	$16,213	$16,525
BOA	5,126	5,056	15,280	15,156
Lugano	—	228	—	2,333
PrimaLoft	5,237	5,219	15,728	15,718
The Honey Pot Co.	4,096	4,096	12,290	12,290
Velocity Outdoor	1,517	1,348	4,287	4,076
Altor Solutions	6,459	6,540	19,358	19,393
Arnold	2,586	2,760	7,925	7,999
Rimports	3,002	3,522	9,658	10,479
Total	32,939	34,138	100,739	103,969
Reconciliation of segment to consolidated total:
Amortization of debt issuance costs	1,711	826	5,805	2,922
Consolidated total	$34,650	$34,964	$106,544	$106,891

	Accounts Receivable		Identifiable Assets
	September 30,	December 31,	September 30,	December 31,
(in thousands)	2026	2025	2026 (1)	2025 (1)
5.11	$62,276	$67,064	$390,781	$420,755
BOA	4,790	3,971	201,887	209,388
PrimaLoft	1,546	1,908	232,758	248,314
The Honey Pot Co.	23,465	21,348	257,011	268,162
Velocity Outdoor	17,817	8,247	83,779	84,880
Altor Solutions	37,994	37,981	281,504	288,966
Arnold	31,959	25,501	127,341	126,276
Rimports	21,144	41,877	62,427	133,468
Sales allowance accounts	(5,102)	(5,010)	—	—
Total	195,889	202,887	1,637,488	1,780,209
Reconciliation of segment to consolidated totals:
Corporate and other identifiable assets	—	—	85,271	160,667
Total	$195,889	$202,887	$1,722,759	$1,940,876

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
Overview
Compass Diversified Holdings ("Holdings", or the "Trust") was formed in Delaware on November 18, 2005. Compass Group Diversified Holdings LLC (the "LLC") was also formed on November 18, 2005. Holdings and the LLC (collectively, the "Company") were formed to acquire and manage a group of small and middle-market businesses headquartered in North America. The LLC is a controlling owner of eight businesses, or operating segments, at September 30, 2026: 5.11 Acquisition Corp. ("5.11"), Boa Holdings Inc. ("BOA"), Relentless Topco, Inc. ("PrimaLoft"), THP Topco, Inc. ("The Honey Pot Co." or "THP"), CBCP Products, LLC ("Velocity Outdoor" or "Velocity"), AMTAC Holdings LLC ("Arnold"), FFI Compass, Inc. ("Altor Solutions" or "Altor"), and Rimports Holdings, Inc. ("Rimports"). On May 1, 2026, the Company completed the sale of Sterno’s food service business. Prior to the sale, Sterno distributed Rimports, its home fragrance business, to its stockholders, and Rimports remained a majority owned subsidiary of the LLC. Accordingly, the Rimports operating segment reflects the home fragrance business retained by the Company following the sale of Sterno’s food service business. Lugano Holding, Inc. ("Lugano") was an operating segment of the Company until November 16, 2025 when Lugano was deconsolidated. The Company retained its equity interest in Lugano until September 30, 2026, when the Company's equity interests in Lugano were cancelled when the Lugano Chapter 11 plan of Liquidation became effective. Refer to "Note B - Dispositions" in the condensed consolidated financial statements for details of the Lugano disposition. The results of operations of Lugano are included in the Company's results of operations through the date of the deconsolidation.
We acquired our existing businesses that we own at September 30, 2026 as follows:

		Ownership Interest - September 30, 2026
Business	Acquisition Date	Primary	Diluted
Arnold	March 5, 2012	98.0%	82.0%
Rimports *	October 10, 2014	93.3%	93.3%
5.11	August 31, 2016	96.9%	88.8%
Velocity Outdoor	June 2, 2017	99.4%	93.2%
Altor Solutions	February 15, 2018	98.8%	92.5%
BOA	October 16, 2020	91.4%	84.1%
PrimaLoft	July 12, 2022	90.7%	85.3%
The Honey Pot Co.	January 31, 2024	85.0%	77.0%
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
The U.S. economy continued to expand through the third quarter of 2026, supported by resilient consumer spending and business investment, while inflation remained elevated and interest rates increased. These conditions have affected our subsidiaries differently based on their end markets, customer mix, sourcing profiles and ability to implement pricing and productivity actions. Within our Branded Consumer businesses, demand has remained strongest at BOA, PrimaLoft and The Honey Pot, supported by customer wins, expanded distribution and demand from Asian brand partners. At 5.11, disciplined promotional activity, tariff recoveries and cost management have supported margins despite softer revenue. Consumer demand nevertheless remains uneven, and changes in discretionary spending, promotional intensity, channel inventories and retailer ordering patterns could affect sales and margins. Within our Industrial businesses, Arnold has benefited from demand for rare-earth magnets sourced outside China, while Altor has experienced softer demand in certain white-goods and cold-chain applications, higher input costs, and increased competitive pressure. Rimports also faces lower anticipated volume from a significant customer. We expect labor, freight, energy, packaging, commodities and other raw-material costs to remain variable. In particular, volatility in diesel, gasoline and other fuel prices has affected and will continue to affect inbound and outbound freight costs through changes in carrier rates and fuel surcharges, which have pressured and may continue to pressure gross margins and working capital to the extent such costs cannot be offset fully or promptly through pricing, sourcing, logistics optimization or customer negotiations. Our subsidiaries continue to use pricing, productivity, sourcing, freight-management and working-capital initiatives to mitigate these pressures. Higher benchmark rates and tighter financing conditions may also affect consumer and customer spending and the cost and availability of incremental financing. Although a significant portion of our outstanding debt is fixed-rate, sustained higher rates may increase refinancing costs and reinforce our focus on free cash flow generation and debt reduction.
Geopolitics and Trade Policy
Geopolitical and trade-policy conditions remained fluid during 2026 and continue to affect sourcing decisions, landed product costs, supply availability, pricing and customer demand across our portfolio. The U.S. Supreme Court ruled in February 2026 that the International Emergency Economic Powers Act does not authorize the President to impose tariffs. Other tariff authorities, including Sections 232 and 301, remain available, and the scope, timing and administration of replacement or additional measures continue to evolve. The ruling also created uncertainty regarding the timing, amount and accounting treatment of refunds for tariffs previously paid. Certain subsidiaries have received or expect recoveries related to previously paid tariffs, but the amount and timing of additional recoveries cannot be predicted with certainty. Our subsidiaries continue to diversify suppliers, reduce concentrated sourcing exposure to China, negotiate with customers and vendors, adjust pricing and inventory levels, and pursue product and manufacturing alternatives. These actions are particularly relevant to Arnold, where export-licensing requirements in China may constrain access to certain rare-earth materials and components while also increasing demand for non-China-sourced products. Tariffs and trade restrictions may increase working-capital requirements, cause order timing changes, disrupt supply or compress margins when higher costs cannot be offset fully or promptly. We will continue to monitor developments and adapt sourcing, pricing and inventory strategies as conditions evolve.
Business Outlook
Our near-term priorities are to generate free cash flow, reduce leverage, maintain adequate liquidity and improve the operating performance of our subsidiaries. During 2026, we completed the sale of Sterno’s Food Service business and applied more than $280 million of proceeds to senior secured debt. We intend to continue evaluating targeted divestitures where we believe a transaction can realize attractive value and accelerate deleveraging. We also amended our management services agreement to reduce expected management costs beginning in 2027 and to tie a greater portion of the Manager’s compensation to shareholder returns and operating performance.
At our Branded Consumer businesses, we are focused on sustaining momentum at BOA, PrimaLoft and The Honey Pot through product innovation, distribution expansion and customer wins, while maintaining pricing and promotional discipline at 5.11. At our Industrial businesses, priorities include supporting Arnold’s opportunities in non-China-sourced rare-earth magnets, improving commercial execution and aligning costs with demand at Altor, and managing customer concentration and volume pressure at Rimports. Across the portfolio, we continue to emphasize disciplined capital spending, working-capital management, sourcing flexibility, productivity, margin protection and strengthened governance and financial-reporting processes. Our outlook remains subject to changes in inflation, interest rates, consumer and industrial demand, tariffs and trade restrictions, geopolitical developments, customer order timing and the availability and cost of financing.
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
MSA Amendment
On July 12, 2026, the Company and the Manager entered into an amendment to the Management Service Agreement (the "Ninth MSA"). Beginning January 1, 2027, the Ninth MSA reduces the base management fee rates, caps the 2027 base management fee at $30.0 million, establishes the 2027 Aggregate Fee Cap and replaces the existing incentive management fee with the Share Alignment Award and Performance-Based Award described in Note N. The revised fee and award structure is expected to reduce total management fees for 2027 relative to the amounts that otherwise would have been payable under the Eighth MSA, although actual amounts will depend on the Company’s Adjusted Net Assets, the level of payout under the Performance-Based Award and other applicable factors.

Chief Executive Officer Succession
In June 2026, the Company announced that Elias J. Sabo is expected to retire as Chief Executive Officer at the end of 2026 and that Zachary T. Sawtelle, who was appointed Chief Operating Officer, is expected to succeed him as Chief Executive Officer on January 1, 2027.
Lugano Settlement
At June 30, 2026, the estimated fair value of the Company’s receivable associated with the CODI Secured Claim against Lugano was $39.0 million after a $58.0 million decrease in fair value recognized during the second quarter of 2026. On August 27, 2026, Lugano filed its Chapter 11 plan of liquidation, incorporating the settlement among the Company, Lugano, the official committee of unsecured creditors and other parties in interest. The Bankruptcy Court confirmed the Plan on September 24, 2026, and the Plan became effective on September 30, 2026. On September 29, 2026, the Company received a $29.8 million Initial CODI Distribution, equal to 34.79% of Effective Date Cash and including its share of Lugano’s 2024 tax refund. The distribution was received one day before the Plan’s effective date due to wire timing and reduced the receivable to $9.2 million. On September 30, 2026, the Company remeasured the remaining receivable to $9.5 million and recognized a $0.3 million fair-value increase in other income (expense), net. Upon execution of the Lugano Liquidation Trust Agreement, the Company exchanged the receivable for a special beneficial interest in the Lugano Liquidation Trust (the “Special Beneficial Interest”) with an initial fair value of $9.5 million. The Special Beneficial Interest represents contractual rights to future distributions from specified tax-refund, insurance, litigation and other recoveries. Its September 30, 2026 fair value reflects the Company’s share of estimated 2021–2023 tax refunds, net of applicable deductions and discounting; no value was ascribed to litigation or theft-policy insurance recoveries because of uncertainty regarding amounts, timing, coverage, costs and duration. The amount and timing of ultimate recoveries remain uncertain. In October 2026, we used the $29.8 million distribution to repay a portion of the 2022 Term Loan.
Sale of Sterno Food Service Division
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
Upon completion of the sale on May 1, 2026, the Company deconsolidated Sterno’s food service business and recognized a gain on the sale of Sterno of $182.3 million, which was reduced by $4.3 million in the third quarter of 2026 to reflect the working capital settlement and other transaction adjustments.
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

Results of Operations
The following discussion reflects a comparison of the historical results of operations of our consolidated business for the three and nine months ended September 30, 2026 and September 30, 2025, and components of the results of operations for each of our operating segments on a stand-alone basis.
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
In the following results of operations, we provide (i) our actual Consolidated Results of Operations for the three and nine months ended September 30, 2026 and 2025, which includes the historical results of operations of each of our businesses (operating segments) from the date of acquisition in accordance with US GAAP, and (ii) comparative historical components of the results of operations for each of our businesses on a stand-alone basis for the three and nine months ended September 30, 2026 and 2025. The following results of operations at each of our businesses are not necessarily indicative of the results to be expected for a full year.
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

Consolidated Results of Operations - Quarter-to-Date
Three months ended September 30, 2026 compared to three months ended September 30, 2025
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Three months ended
	September 30, 2026		September 30, 2025
Net revenues	$422,930	100.0%	$472,562	100.0%
Cost of revenues	224,420	53.1%	264,847	56.0%
Gross profit	198,510	46.9%	207,715	44.0%
Selling, general and administrative expense	130,362	30.8%	179,315	37.9%
Management fees	13,651	3.2%	16,213	3.4%
Amortization expense	22,652	5.4%	23,254	4.9%
Operating income (loss)	31,845	7.5%	(11,067)	(2.3)%
Interest expense	(21,769)	(5.1)%	(66,721)	(14.1)%
Amortization of debt issuance costs	(1,711)	(0.4)%	(826)	(0.2)%
Loss on debt modification	(1,038)	(0.2)%	—	—%
Increase in fair value of receivable due from unconsolidated affiliate	303	0.1%	—	—%
Loss on sale of product division	(4,338)	(1.0)%	—	—%
Other income (expense)	(239)	(0.1)%	(2,343)	(0.5)%
Income (loss) from continuing operations before income taxes	3,053	0.7%	(80,957)	(17.1)%
Provision (benefit) for income taxes	(20,140)	(4.8)%	5,763	1.2%
Net income (loss) from continuing operations	$23,193	5.5%	$(86,720)	(18.4)%

Net revenues

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
5.11	$133,866	$143,240	(9,374)	(6.5)%
BOA	52,970	43,941	9,029	20.5%
Lugano	—	17,350	(17,350)	(100.0)%
PrimaLoft	16,311	13,294	3,017	22.7%
The Honey Pot Co.	42,774	34,727	8,047	23.2%
Velocity	29,719	29,040	679	2.3%
Total Branded Consumer	$275,640	$281,592	$(5,952)	(2.1)%
Altor	64,627	79,824	(15,197)	(19.0)%
Arnold	47,654	37,686	9,968	26.5%
Rimports	35,009	73,460	(38,451)	(52.3)%
Total Industrial	$147,290	$190,970	$(43,680)	(22.9)%
Consolidated net revenues	$422,930	$472,562	$(49,632)	(10.5)%
Consolidated net revenues for the three months ended September 30, 2026 decreased by approximately $49.6 million, or 10.5%, compared to the corresponding period in 2025. The decrease primarily reflected lower net revenues at Rimports ($38.5 million decrease), Altor ($15.2 million decrease), and 5.11 ($9.4 million decrease), partially offset by higher net revenues at Arnold ($10.0 million), BOA ($9.0 million), The Honey Pot Co. ($8.0 million), and PrimaLoft ($3.0 million). The decrease at Rimports was primarily attributable to the May 1, 2026 sale of the Sterno food service division. Accordingly, Rimports’ historical results include the Sterno division through the date of sale, while the Sterno division’s $35.7 million of net revenue recognized in the third quarter of 2025 did not recur in the third quarter of 2026. In addition, Lugano recognized $17.4 million of revenue in the third quarter of 2025 that did not recur in the third quarter of 2026 as a result of Lugano’s bankruptcy in November 2025. Refer to "Results of Operations - Operating Segments - Quarter-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
5.11	$77,575	$77,247	$328	0.4%
BOA	34,789	28,287	6,502	23.0%
Lugano	—	13,292	(13,292)	(100.0)%
PrimaLoft	10,262	8,442	1,820	21.6%
The Honey Pot Co.	29,581	19,197	10,384	54.1%
Velocity	11,700	9,293	2,407	25.9%
Total Branded Consumer	$163,907	$155,758	$8,149	5.2%
Altor	11,285	20,178	(8,893)	(44.1)%
Arnold	15,054	9,452	5,602	59.3%
Rimports	8,264	22,327	(14,063)	(63.0)%
Total Industrial	$34,603	$51,957	$(17,354)	(33.4)%
Consolidated gross profit	$198,510	$207,715	$(9,205)

Gross Margin
Branded Consumer	59.5%	55.3%	4.2%
Industrial	23.5%	27.2%	(3.7)%
Consolidated gross margin	46.9%	44.0%
On a consolidated basis, gross profit decreased approximately $9.2 million during the three months ended September 30, 2026 compared to the corresponding period in 2025. We saw notable decreases in gross profit at Altor ($8.9 million decrease) and Rimports ($14.1 million decrease) that corresponded to the decrease in net revenue noted above. We saw increases in gross profit at BOA ($6.5 million increase), PrimaLoft ($1.8 million increase), The Honey Pot Co. ($10.4 million increase), and Arnold ($5.6 million increase). The decrease in net revenues and gross profit at Rimports is attributable to the sale of the Sterno food service division on May 1, 2026. Rimports’ historical results include the Sterno division through the date of sale, with the Sterno division’s $11.8 million of gross profit recognized in the third quarter of 2025 not recurring in the third quarter of 2026. In addition, Lugano recognized $13.3 million in gross profit in the quarter ended September 30, 2025 which was nonrecurring due to the Lugano bankruptcy in November 2025.
Gross margin was approximately 46.9% in the three months ended September 30, 2026 compared to 44.0% in the three months ended September 30, 2025. The increase in gross margin in the quarter ended September 30, 2026 as compared to the quarter ended September 30, 2025 is driven by the increase in gross margin at our consumer businesses during the quarter. Our branded consumer businesses had gross margin of 59.5% in the third quarter of 2026 as compared to 55.3% in the third quarter of 2025, while our industrial businesses had gross margin of 23.5% in the third quarter of 2026 as compared to 27.2% in the third quarter of 2025. Gross margin at several of our businesses benefited from refunds of duties previously paid under IEEPA tariffs of approximately $6.9 million in total during the quarter, which were recognized as a credit to cost of goods sold upon receipt of cash, consistent with the accounting for gain contingencies. The remainder of the increase in gross margin at the branded consumer businesses was primarily attributable to product mix, particularly at BOA. The decrease in gross margin at our industrial businesses was attributable to higher fixed overhead costs absorbed on a lower revenue base and higher raw material costs at Altor during the quarter.
Selling, general and administrative expense

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Selling, general and administrative expense	$130,362	$179,315	$(48,953)	(27.3)%

Consolidated selling, general and administrative expense decreased approximately $49.0 million during the three months ended September 30, 2026, compared to the corresponding period in 2025, driven primarily by expense incurred by Lugano ($24.1 million) in the prior year quarter which was nonrecurring due to the Lugano bankruptcy in November 2025, the sale of the Sterno food service division on May 1, 2026, the impact of a workforce reduction at Altor in the first half of 2026 ($3.9 million decrease in expense quarter over quarter), and the reduction in selling, general and administrative expense incurred at the corporate level ($22.8 million decrease) in the current quarter versus the comparable quarter in 2025 . These decreases were offset by increases in expense at BOA ($2.4 million increase) due to higher costs related to BOA's bonus plan and at The Honey Pot Co. ($1.4 million increase) due to increased product innovation and marketing investment.
At the corporate level, general and administrative expense decreased by $22.8 million, to $9.8 million for the three months ended September 30, 2026, from $32.6 million for the corresponding period in 2025. The decrease primarily reflected higher costs incurred in the prior-year period in connection with the Company’s Lugano subsidiary and the related restatement of the Company’s financial statements. The Company continued to incur elevated expenses during the current-year period associated with ongoing litigation, corporate governance changes, and internal control remediation activities.
Management Fees

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Management fees	$13,651	$16,213	$(2,562)	(15.8)%

Under the Management Services Agreement ("MSA"), we pay CGM (i) a base management fee equal to (a) 2% of the Company’s adjusted net assets when the adjusted net assets are less than or equal to $3.5 billion (the “Initial Threshold Fee”), and (b) an incentive fee if the adjusted net assets are greater than $3.5 billion. Such incentive management fee is subject to approval by the Compensation Committee of the Company’s board of directors. For the three months ended September 30, 2026, we incurred approximately $13.7 million in management fees as compared to $16.2 million in fees in the three months ended September 30, 2025. The decrease in the management fee in 2026 is primarily due to the deconsolidation of Lugano in November 2025 and the sale of Sterno in May 2026, which reduced the net assets used in the calculation of the management fee. The Management fee incurred in the three months ended September 30, 2025 reflects the amount incurred prior to the restatement of the Company's financial statements as the Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the quarter ended September 30, 2025 reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements. While the MSA did not contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company will reduce future management fee payments until the overpayment has been fully recouped. The total cash paid for Management fees in the quarter ended September 30, 2026 was $7.9 million as compared to total cash paid for Management fees in the quarter ended September 30, 2025 of $12.1 million.
Refer to "Note N - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.

Amortization expense

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Amortization expense	$22,652	$23,254	$(602)	(2.6)%

Amortization expense for the three months ended September 30, 2026 decreased $0.6 million as compared to the three months ended September 30, 2025 due to the effect of the sale of Sterno on May 1, 2026.
Interest expense, net

	Three months ended
	September 30, 2026	September 30, 2025	(Increase) Decrease
Interest expense, net	(21,769)	(66,721)	$44,952	(67.4)%

Interest expense decreased by $45.0 million, to $21.8 million for the three months ended September 30, 2026, from $66.7 million for the corresponding period in 2025. The decrease reflected lower interest expense on the 2022 Term Loan as a result of $319 million of principal repayments made during 2026. Interest expense associated with the 2022 Term Loan decreased to approximately $4.4 million for the three months ended September 30, 2026, from $10.0 million for the corresponding period in 2025. The prior-year period also included $5.2 million of interest expense related to financing arrangements at Lugano, which was deconsolidated in November 2025. In addition, in connection with the Indenture Forbearance Agreement entered into during the third quarter of 2025, the LLC agreed to pay each holder of the Notes its pro rata share of (i) an upfront fee equal to 1.75% of the aggregate principal amount of Notes outstanding and (ii) additional interest equivalent to a 5.00% per annum increase in the interest rate on the applicable series of Notes for the period from August 1, 2025 through October 24, 2025. Both amounts were paid in kind through increases in the principal amount of the applicable series of Notes. Accordingly, the Company recognized $22.8 million of paid-in-kind interest expense in the third quarter of 2025 related to the upfront fee and accrued approximately $11.5 million related to the increased interest rate. These decreases were partially offset by higher interest expense on the Company’s Senior Notes in the third quarter of 2026 due to the higher principal balance resulting from the 2025 paid-in-kind payments made in connection with the Indenture Forbearance Agreement, as described in the Company’s 2025 Form 10-K.
Loss on debt modification
During the third quarter of 2026, the Company entered into an amendment to the 2022 Credit Agreement which reduced the aggregate borrowing amount available for revolving commitments to $54 million from $100 million. As a result of the reduction in available revolving commitments, the Company recognized $1.0 million in loss on debt modification in the third quarter of 2026.
Receivable due from unconsolidated affiliate
The Company recognized a $0.3 million increase in the fair value of the receivable due from an unconsolidated affiliate during the three months ended September 30, 2026. The increase resulted from the remeasurement of the remaining receivable from $9.2 million to $9.5 million based on updated estimates of expected recoveries on the CODI Secured Claim. During the quarter, the Company also received a $29.8 million initial distribution, which reduced the receivable to $9.2 million. Upon the September 30, 2026 effective date of Lugano’s Chapter 11 plan, the remaining receivable was satisfied and replaced by a Special Beneficial Interest in the Lugano Liquidation Trust with an initial fair value of $9.5 million.
Loss on sale of product division
On May 1, 2026, the Company sold the Sterno food service product division. The Company received approximately $282 million of total proceeds at closing, representing amounts received with respect to the Company’s outstanding loans to Sterno, including accrued interest, and its equity interests in Sterno. The Company recorded a reduction in the gain on the sale of Sterno in the quarter ending September 30, 2026 of $4.3 million reflecting the final working capital settlement and other transaction adjustments.
Other income (expense)

	Three months ended
	September 30, 2026	September 30, 2025	(Increase) Decrease
Other income (expense), net	(239)	(2,343)	$2,104	(89.8)%

For the quarter ended September 30, 2026, we recorded $0.2 million in other expense as compared to $2.3 million in other expense in the quarter ended September 30, 2025, a decrease in expense of $2.1 million. Other income (expense) typically reflects the movement in foreign currency at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred or income earned that are not considered a part of our operations. In both the current quarter and prior year comparable quarter, the amounts relate primarily to foreign currency gains and losses.
Provision (benefit) for income taxes

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Provision for income taxes	$(20,140)	$5,763	$(25,903)	(449.5)%

Effective tax rate	(659.7)%	(7.1)%
We had an income tax benefit of $20.1 million during the three months ended September 30, 2026 compared to an income tax provision of $5.8 million during the same period in 2025, a decrease of $25.9 million. The change primarily reflected a discrete tax benefit recognized in the current-year quarter following approval of the settlement of the Lugano bankruptcy, which permitted the Company to recognize for income tax purposes the loss on its intercompany loans with Lugano. The resulting tax loss was used to offset the taxable gain recognized on the sale of Sterno in the second quarter of 2026. The Company’s effective tax rate may also vary from period to period based on recurring factors, including applicable tax rates in foreign jurisdictions and the relative amount of income earned in those jurisdictions, as well as discrete items that are not consistent between periods.

Results of Operations - Operating Segments - Quarter-to-Date
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Branded Consumer Businesses
5.11

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$133,866	$143,240	$(9,374)	(6.5)%

Net sales for the three months ended September 30, 2026 were $133.9 million as compared to net sales of $143.2 million for the three months ended September 30, 2025, a decrease of $9.4 million, or 6.5%. The decrease was primarily attributable to a decrease in direct-to-consumer sales of approximately $2.9 million, reflecting an intentional reduction in promotional activity compared to the prior year period, a decrease in domestic wholesale sales of approximately $4.8 million, due to customer inventory reductions, and a decrease in international sales of approximately $2.6 million, reflecting the timing of demand for large government business in Latin America and the impact of geopolitical tensions in the Middle East.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$16,463	$16,268	$195	1.2%

Segment operating margin	12.3%	11.4%	0.9%
Segment operating income for the three months ended September 30, 2026 was $16.5 million, an increase of $0.2 million when compared to segment operating income of $16.3 million for the same period in 2025. The increase was primarily attributable to improved gross margin and disciplined operating expense management, which more than offset the impact of lower net sales. Gross margin benefited from a higher mix of full-price sales and from refunds of duties previously paid under IEEPA tariffs of $2.3 million, which were recognized as a credit to cost of goods sold upon receipt of cash, consistent with the accounting for gain contingencies. Selling, general and administrative expenses were essentially flat compared to the prior year period, as lower payroll expense was offset by higher performance-based bonus accruals, higher variable selling costs associated with growth in marketplace sales, and increased occupancy costs associated with new store openings. Segment operating margin was 12.3% in the third quarter of 2026 and 11.4% in the third quarter of 2025.
BOA

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$52,970	$43,941	$9,029	20.5%

Net sales for the three months ended September 30, 2026 were $53.0 million as compared to net sales of $43.9 million for the three months ended September 30, 2025, an increase of $9.0 million, or 20.5%. BOA adult premium performance sales increased across key industries including Athletic, Workwear, Cycling, Snowsports, Outdoor, Helmets, and Performance Bracing, partially offset by reduced kids-based business in China.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$14,882	$10,798	$4,084	37.8%

Segment operating margin	28.1%	24.6%	3.5%
Segment operating income for the three months ended September 30, 2026 was $14.9 million, an increase of $4.1 million when compared to segment operating income of $10.8 million for the same period in 2025. The increase in segment operating income was driven by higher net sales, improved product margins, partially offset by an increase in selling, general, and administrative expense related to BOA's bonus plan. Segment operating margin increased to 28.1% in the third quarter of 2026 from 24.6% in the third quarter of 2025, primarily driven by improved gross margins.
PrimaLoft

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$16,311	$13,294	$3,017	22.7%

Net sales for the three months ended September 30, 2026 were $16.3 million, an increase of $3.0 million as compared to net sales of $13.3 million for the three months ended September 30, 2025. The increase in net sales in the current quarter versus the quarter ended September 30, 2025 is primarily attributable to continued strong consumer demand in China for outdoor products and a shift in consumer preferences in that market away from down jackets toward high-performance synthetic jackets.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating loss	$(930)	$(1,858)	$928	(49.9)%

Segment operating margin	(5.7)%	(14.0)%	8.3%
Segment operating loss for the three months ended September 30, 2026 was $0.9 million, an improvement of $0.9 million when compared to segment operating loss of $1.9 million for the same period in 2025, driven by higher net sales in the current quarter. Segment operating margin was (5.7)% in the third quarter of 2026 as compared to (14.0)% in the third quarter of 2025.
The Honey Pot Co.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$42,774	$34,727	$8,047	23.2%

Net sales for the three months ended September 30, 2026 were $42.8 million, an increase of $8.0 million or 23.2% from net sales of $34.7 million for the three months ended September 30, 2025. The increase in net sales was primarily due to strong volume growth and market share gains in the Period Care product line, particularly in mass retail, drugstores and online channels, and the net pricing benefit related to Period Care pack price optimization implemented in late 2025. Overall, volume and share growth continued to be supported by compelling innovation, targeted investments in demand generation, and disciplined investments in capabilities to accelerate growth.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$11,593	$2,655	$8,938	336.6%

Segment operating margin	27.1%	7.6%	19.5%

Segment operating income for the three months ended September 30, 2026 was $11.6 million, an increase of $8.9 million when compared to segment operating income of $2.7 million for the same period in 2025. Operating income for the three months ended September 30, 2026 includes a one-time benefit of $3.7 million related to IEEPA tariff refunds. Underlying organic growth of $5.2 million was primarily driven by higher net sales and improved operating leverage, partially offset by increased investments in marketing and human capital. Selling, general and administrative expense as a percentage of net sales was 32.1% in the third quarter of 2026 and 35.4% in the third quarter of 2025. Segment operating margin in the third quarter of 2026 was 27.1% as compared to 7.6% in the third quarter of 2025.
Velocity Outdoor

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$29,719	$29,040	$679	2.3%

Net sales for the three months ended September 30, 2026 were $29.7 million, an increase of $0.7 million or 2.3%, compared to net sales of $29.0 million in the same period in 2025. The increase in net sales for the three months ended September 30, 2026 was primarily driven by increased apparel sales through national retailer and direct to consumer channels.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$4,374	$2,912	$1,462	50.2%

Segment operating margin	14.7%	10.0%	4.7%

Segment operating income for the three months ended September 30, 2026 was $4.4 million compared to $2.9 million in the same period in 2025, reflecting an improvement of $1.5 million or 50.2%. This improvement was driven by higher net sales combined with favorable product margins. Segment operating margin was 14.7% in the third quarter of 2026 as compared to 10.0% in the third quarter of 2025.
Industrial Businesses
Altor Solutions

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$64,627	$79,824	$(15,197)	(19.0)%

Net sales for the quarter ended September 30, 2026 were $64.6 million, a decrease of $15.2 million, or 19.0%, compared to net sales of $79.8 million in the quarter ended September 30, 2025. The decrease in net sales during the third quarter was primarily attributable to lower sales volumes resulting from reduced demand in the industrial white goods market and shifting market conditions in the perishable and cold chain markets.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$287	$5,167	$(4,880)	(94.4)%

Segment operating margin	0.4%	6.5%	(6.0)%

Segment operating income was $0.3 million in the three months ended September 30, 2026, a decrease of $4.9 million as compared to the three months ended September 30, 2025. Segment operating margin was 0.4% in the third quarter of 2026 as compared to 6.5% in the third quarter of 2025, with the decrease driven by lower sales volumes, the deleveraging effect of fixed costs, as well as an increase in the index driving the main raw materials purchase price and freight inflation driven by rising oil costs. Gross margin was 17.5% in the three months ended September 30, 2026 and 25.3% in the three months ended September 30, 2025.
Arnold

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$47,654	$37,686	$9,968	26.5%

Net sales for the three months ended September 30, 2026 were approximately $47.7 million, an increase of $10.0 million compared to net sales of $37.7 million in the same period in 2025. The increase in net sales was primarily attributable to growing demand for non-China sourced permanent magnets, partially offset by material and production constraint~~s~~.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$6,324	$1,229	5,095	414.6%

Segment operating margin	13.3%	3.3%	10.0%
Segment operating income for the three months ended September 30, 2026 was approximately $6.3 million, an increase of $5.1 million when compared to the same period in 2025. The increase in segment operating income was driven by higher revenue and the resulting operating leverage. Segment operating margin was 13.3% in the third quarter of 2026 as compared to 3.3% in the third quarter of 2025.
Rimports

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$35,009	$73,460	$(38,451)	(52.3)%

Net sales for the three months ended September 30, 2026 were approximately $35.0 million, a decrease of $38.5 million, or 52.3%, compared to net sales of $73.5 million in the same period in 2025. The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. In the third quarter of 2025, the Sterno Products' food service division had net sales of $35.7 million. The Rimports variance was driven by a reduction in key distribution within the private label business.

	Three months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$787	$9,815	$(9,028)	(92.0)%

Segment operating margin	2.2%	13.4%	(11.1)%
Segment operating income for the three months ended September 30, 2026 was approximately $0.8 million, a decrease of $9.0 million compared to the three months ended September 30, 2025. The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. In the third quarter of 2025, the Sterno Products' food service division had operating income of $5.8 million. Segment operating margin was 2.2% in the third quarter of 2026 as compared to 13.4% in the third quarter of 2025. The Rimports variance was primarily driven by the reduction in revenue, inflationary costs and fixed cost deleveraging due to reduced distribution in the period.

Consolidated Results of Operations - Year-to-Date
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
The following table sets forth our unaudited results of operations for the periods indicated, in dollars and as a percentage of net revenues:

	Nine months ended
	September 30, 2026		September 30, 2025
Net revenues	$1,273,827	100.0%	$1,405,027	100.0%
Cost of revenues	685,996	53.9%	792,739	56.4%
Gross profit	587,831	46.1%	612,288	43.6%
Selling, general and administrative expense	396,709	31.1%	491,804	35.0%
Management fees	43,402	3.4%	54,111	3.9%
Amortization expense	68,182	5.4%	69,722	5.0%
Impairment expense	20,500	1.6%	31,515	2.2%
Other operating (income) expense	(10,234)	(0.8)%	—	—%
Operating income (loss)	69,272	5.4%	(34,864)	(2.5)%
Interest expense	(73,159)	(5.7)%	(136,668)	(9.7)%
Amortization of debt issuance costs	(5,805)	(0.5)%	(2,922)	(0.2)%
Loss on debt modification	(1,038)	(0.1)%	(2,827)	(0.2)%
Decrease in fair value of receivable due from unconsolidated affiliate	(57,697)	(4.5)%	—	—%
Gain on sale of Sterno	178,004	14.0%	—	—%
Other income (expense)	(3,038)	(0.2)%	(14,311)	(1.0)%
Income (loss) from continuing operations before income taxes	106,539	8.4%	(191,592)	(13.6)%
Provision for income taxes	32,303	2.5%	25,659	1.8%
Net income (loss) from continuing operations	$74,236	5.8%	$(217,251)	(15.5)%

Net revenues

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
5.11	$384,337	$404,052	$(19,715)	(4.9)%
BOA	164,146	141,187	22,959	16.3%
Lugano	—	70,966	(70,966)	(100.0)%
PrimaLoft	67,977	61,794	6,183	10.0%
The Honey Pot Co.	126,320	103,716	22,604	21.8%
Velocity	60,654	57,454	3,200	5.6%
Total Branded Consumer	$803,434	$839,169	$(35,735)	(4.3)%
Altor	194,931	239,386	(44,455)	(18.6)%
Arnold	131,059	110,126	20,933	19.0%
Rimports	144,403	216,346	(71,943)	(33.3)%
Total Industrial	$470,393	$565,858	$(95,465)	(16.9)%
Consolidated net revenues	$1,273,827	$1,405,027	$(131,200)	(9.3)%
Consolidated net revenues for the nine months ended September 30, 2026 decreased by approximately $131.2 million, or 9.3%, compared with the corresponding period in 2025. The decrease primarily reflected lower net revenues at Rimports ($71.9 million decrease) and Altor ($44.5 million decrease), as well as $71.0 million of net revenues recognized by Lugano in the prior-year period that did not recur following Lugano’s bankruptcy in

November 2025. The decrease at Rimports was primarily attributable to the May 1, 2026 sale of the Sterno product division. Net revenues also decreased at 5.11 by $19.7 million. These decreases were partially offset by higher net revenues at BOA ($23.0 million increase), The Honey Pot Co. ($22.6 million increase), and Arnold ($20.9 million increase). Refer to "Results of Operations - Operating Segments - Year-to-Date" for a more detailed analysis of net revenues by operating segment.
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
Gross Profit

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
5.11	$218,076	$217,457	$619	0.3%
BOA	108,301	90,510	17,791	19.7%
Lugano	—	39,916	(39,916)	(100.0)%
PrimaLoft	43,666	39,477	4,189	10.6%
The Honey Pot Co.	80,156	57,655	22,501	39.0%
Velocity	21,293	17,609	3,684	20.9%
Total Branded Consumer	$471,492	$462,624	$8,868	1.9%
Altor	36,423	61,929	(25,506)	(41.2)%
Arnold	36,994	25,656	11,338	44.2%
Rimports	42,922	62,079	(19,157)	(30.9)%
Total Industrial	$116,339	$149,664	$(33,325)	(22.3)%
Consolidated gross profit	$587,831	$612,288	$(24,457)	(4.0)%

Gross Margin
Branded Consumer	58.7%	55.1%	3.6%
Industrial	24.7%	26.4%	(1.7)%
Consolidated gross margin	46.1%	43.6%	2.6%
Consolidated gross profit for the nine months ended September 30, 2026 decreased by approximately $24.5 million compared with the corresponding period in 2025. The decrease primarily reflected lower gross profit at Altor ($25.5 million decrease) and Rimports ($19.2 million decrease), as well as $39.9 million of gross profit recognized by Lugano during the nine months ended September 30, 2025 that did not recur following Lugano’s bankruptcy. The decrease at Rimports was primarily attributable to the May 2026 sale of the Sterno food services product division and was consistent with the related decline in net revenues. These decreases were partially offset by higher gross profit at The Honey Pot Co. ($22.5 million increase), BOA ($17.8 million increase), and Arnold ($11.3 million increase).
Consolidated gross margin increased to 46.1% for the nine months ended September 30, 2026, from 43.6% for the corresponding period in 2025. Gross margin for the branded consumer businesses increased to 58.7% from 55.1%, reflecting improvement across each branded consumer business. Gross margin for the industrial businesses decreased to 24.7% from 26.4%, primarily due to higher fixed overhead costs absorbed over a lower revenue base and higher material and freight costs at Altor, partially offset by improved gross margins at Arnold and Rimports. Consolidated gross margin also benefited from $14.4 million of company-wide reductions related to refunds received year to date of duties previously paid under IEEPA tariffs, which were recognized as credits to cost of goods sold upon receipt of cash, consistent with the accounting for gain contingencies.

Selling, general and administrative expense

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Selling, general and administrative expense	$396,709	$491,804	$(95,095)	(19.3)%

Consolidated selling, general and administrative expense decreased approximately $95.1 million during the nine months ended September 30, 2026, compared to the corresponding period in 2025, driven primarily by the impact of Lugano's bankruptcy, a reduction in the one-time costs at Corporate related to Lugano and the resulting restatement of our financial statements, and the sale of the Sterno food service division in the second quarter of 2026. Lugano had selling, general and administrative expense of $79.3 million in the nine months ended September 30, 2025 that was nonrecurring due to the November 2025 bankruptcy of Lugano.
At the corporate level, general and administrative expense was $39.1 million in the nine months ended September 30, 2026 and $50.4 million in the nine months ended September 30, 2025, a decrease of $11.3 million. The decrease primarily reflected higher costs incurred in the prior-year period in connection with the Company’s Lugano subsidiary and the related restatement of the Company’s financial statements. The Company continued to incur elevated expenses during the current-year period due to costs associated with the Lugano investigation, litigation, governmental-investigation, governance and internal-control remediation.
Management fees

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Management fees	$43,402	$54,111	$(10,709)	(19.8)%

For the nine months ended September 30, 2026, we incurred $43.4 million in management fees as compared to $54.1 million in fees in the nine months ended September 30, 2025. The decrease in the management fee expense in 2026 is primarily due to the deconsolidation of Lugano in November 2025 and the sale of Sterno in May 2026, which reduced the net assets used in the calculation of the management fee. The management fee incurred in the nine months ended September 30, 2025 reflects the amount incurred prior to the restatement of the Company's financial statements as the Company is not permitted under the MSA to adjust the amount owed to the Manager until the time when the restated financial information was available, which occurred upon the filing of the Company's 10-K/A on December 8, 2025. Therefore the expense recorded in the nine months ended September 30, 2025 reflects the amount that would have been due to the Manager at the time calculated, prior to the restatement of the Company's financial statements. While the MSA did not contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees, the MSA provided that future payments under the MSA would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company will reduce future management fee payments until the overpayment has been fully recouped. The total cash paid for Management fees in the nine months ended September 30, 2026 was $23.3 million as compared to total cash paid for Management fees for the nine months ended September 30, 2025 of $49.8 million.
Refer to "Note N - Related Party Transactions" in the "Notes to the Condensed Consolidated Financial Statements" for a description of the effect of the restatement on the Management Fees.
Amortization expense

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Amortization expense	$68,182	$69,722	$(1,540)	(2.2)%

Amortization expense for the nine months ended September 30, 2026 decreased $1.5 million as compared to the nine months ended September 30, 2025 due to the effect of the sale of Sterno on May 1, 2026.

Impairment expense

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Impairment expense	$20,500	$31,515	$(11,015)	(35.0)%

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
Other operating (income)

	Nine months ended
	September 30, 2026	September 30, 2025	(Increase) Decrease
Other (income)	(10,234)	—	$(10,234)	—%

Other operating income represents the gain on the sale leaseback completed at Altor in the nine months ended September 30, 2026.
Interest expense, net

	Nine months ended
	September 30, 2026	September 30, 2025	(Increase) Decrease
Interest expense	(73,159)	(136,668)	$63,509	(46.5)%

We recorded interest expense totaling $73.2 million for the nine months ended September 30, 2026 compared to $136.7 million for the comparable period in 2025, a decrease of $63.5 million. Interest expense in the nine months ended September 30, 2025 includes $20.8 million related to financing arrangements at Lugano, which was deconsolidated in November 2025. Excluding the impact of the Lugano financing arrangement in the prior-year period, interest expense decreased $42.7 million, primarily due to pay down of the Company's 2022 Credit Facility during 2026, offset by higher interest expense on the Company’s Senior Notes resulting from the increased principal amount of the Senior Notes following the paid-in-kind payments made in 2025 in connection with the indenture forbearance agreement described in the 2025 Form 10-K.
Loss on debt modification
During the third quarter of 2026, the Company entered into an amendment to the 2022 Credit Agreement which reduced the aggregate borrowing amount available for revolving commitments to $54 million from $100 million. As a result of the reduction in available revolving commitments, the Company recognized $1.0 million in loss on debt modification in the third quarter of 2026. During the second quarter of 2025, the Company entered into a forbearance agreement which reduced the aggregate borrowing amount available for revolving commitments to $100 million from $600 million. As a result of the reduction in available revolving commitments, the Company recognized $2.8 million in loss on debt modification in the second quarter of 2025.
Receivable due from unconsolidated affiliate
The Company recognized a net $57.7 million decrease in the fair value of the receivable due from an unconsolidated affiliate during the nine months ended September 30, 2026. The decrease primarily reflected a $58.0 million reduction recognized in the second quarter of 2026 following the Company’s entry into a settlement agreement and related plan support agreement on June 24, 2026, which reduced the estimated amount and changed the timing of expected recoveries on the CODI Secured Claim. This decrease was partially offset by a $0.3 million increase recognized in the third quarter of 2026 upon remeasurement of the remaining receivable from $9.2 million to $9.5 million. During the third quarter, the Company also received a $29.8 million initial distribution. Upon the September 30, 2026 effective date of Lugano’s Chapter 11 plan, the remaining receivable was satisfied and replaced by a Special Beneficial Interest in the Lugano Liquidation Trust with an initial fair value of $9.5 million.

Gain on sale of product division
On May 1, 2026, the Company sold the Sterno food service product division. The Company received approximately $282 million of total proceeds at closing, representing amounts received with respect to the Company’s outstanding loans to Sterno, including accrued interest, and its equity interests in Sterno. The Company recorded a gain on the sale of Sterno in the quarter ending June 30, 2026 of $182.3 million, which was reduced by $4.3 million in the current quarter to reflect the working capital settlement and other transaction adjustments.
Other income (expense)

	Nine months ended
	September 30, 2026	September 30, 2025	(Increase) Decrease
Other income (expense)	(3,038)	(14,311)	$11,273	(78.8)%

For the nine months ended September 30, 2026, other expense was $3.0 million, compared to $14.3 million in other expense in the nine months ended September 30, 2025. Other income (expense) generally reflects foreign currency movements at our subsidiary businesses with international operations, gains or (losses) realized on the sale of property, plant and equipment, and expenses incurred a finance charge at the corporate entity related to Lugano. The other expense in the nine months ended September 30, 2025 primarily represents expense recognized at Lugano related to losses resulting from the accounting for the transactions associated with the off-balance sheet arrangements ($13.0 million in expense in the nine months ended September 30, 2025).
Income taxes

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Provision for income taxes	$32,303	$25,659	$6,644	25.9%

Effective tax rate	30.3%	(13.4)%
We had an income tax provision of $32.3 million during the nine months ended September 30, 2026 compared to an income tax provision of $25.7 million during the same period in 2025, an increase of $6.6 million. Our effective tax rate in the nine months ended September 30, 2026 was 30.3%, compared to an effective income tax rate of 13.4% during the same period in 2025. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The current year includes a discrete tax benefit recognized in the third quarter following approval of the settlement of the Lugano bankruptcy, which permitted the Company to recognize for income tax purposes the loss on its intercompany loans with Lugano. The resulting tax loss was used to offset the taxable gain recognized on the sale of Sterno in the second quarter of 2026. In the current year, the effective tax rate was also impacted by the goodwill impairment at PrimaLoft, the effect of state taxes and changes in valuation allowances. The Company also recognized approximately $6.2 million in interest associated with certain previously recognized uncertain tax positions that had not been accrued in prior reporting periods, substantially all of which relates to prior years.
Results of Operations - Operating Segments - Year-to-Date
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Branded Consumer Businesses
5.11

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$384,337	$404,052	$(19,715)	(4.9)%

Net sales for the nine months ended September 30, 2026 were $384.3 million as compared to net sales of $404.1 million for the nine months ended September 30, 2025, a decrease of $19.7 million, or 4.9%. The decrease was primarily attributable to a decrease in direct-to-consumer sales of approximately $10.8 million, reflecting an intentional reduction in promotional activity compared to the prior year period, a decrease in domestic wholesale sales of approximately $8.2 million, due to customer inventory reductions and large prior year orders that did not repeat in the current year period, and a decrease in international sales of approximately $2.0 million, reflecting the timing of demand for large government business in Latin America, as well as the impact of geopolitical tensions in the Middle East, partially offset by growth in Asia Pacific.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$36,422	$34,595	$1,827	5.3%

Segment operating margin	9.5%	8.6%	0.9%
Segment operating income for the nine months ended September 30, 2026 was $36.4 million, an increase of $1.8 million when compared to segment operating income of $34.6 million for the same period in 2025. The increase was primarily attributable to improved gross margin and disciplined operating expense management, which more than offset the impact of lower net sales. Gross margin performance benefited from a higher mix of full-price sales and from refunds of duties previously paid under IEEPA tariffs of $4.3 million, which were recognized as a credit to cost of goods sold in the second and third quarters upon receipt of cash, consistent with the accounting for gain contingencies. Selling, general and administrative expenses decreased modestly compared to the prior year period, driven by lower payroll expense, partially offset by higher performance-based bonus accruals, increased investment in brand marketing, and increased occupancy costs associated with new store openings. Segment operating margin was 9.5% in the nine months ended September 30, 2026 and 8.6% in the nine months ended September 30, 2025.
BOA

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$164,146	$141,187	$22,959	16.3%

Net sales for the nine months ended September 30, 2026 were $164.1 million as compared to net sales of $141.2 million for the nine months ended September 30, 2025, an increase of $23.0 million, or 16.3%. BOA adult premium performance sales increased across key industries including Athletic, Workwear, Cycling, Snowsports, Outdoor, Helmets, and Performance Bracing, partially offset by reduced kids-based business in China. This continued momentum was primarily a result of market share gains in many of BOA's key industries.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$51,063	$38,499	$12,564	32.6%

Segment operating margin	31.1%	27.3%	3.8%
Segment operating income for the nine months ended September 30, 2026 was $51.1 million, as compared to segment operating income of $38.5 million for the same period in 2025, an increase of $12.6 million or 32.6%. The increase in operating income was driven by higher net sales and improved gross profit margins, partially offset by an increase in selling, general, and administrative expense related to BOA’s bonus plan. Segment operating margin was 31.1% in the nine months ended September 30, 2026 and 27.3% in the nine months ended September 30, 2025.

PrimaLoft

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$67,977	$61,794	$6,183	10.0%

Net sales for the nine months ended September 30, 2026 were $68.0 million, an increase of $6.2 million as compared to net sales of $61.8 million for the nine months ended September 30, 2025. The increase in net sales in the current period versus the nine months ended September 30, 2025 is primarily attributable to the Asia region, particularly China, where consumer demand for outdoor products remains strong and consumer preferences continued to shift away from down jackets toward high-performance synthetic jackets.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income (loss)	$(10,797)	$7,190	$(17,987)	(250.2)%

Segment operating margin	(15.9)%	11.6%	(27.5)%
Segment operating loss for the nine months ended September 30, 2026 was $10.8 million, a decrease of $18.0 million when compared to segment operating income of $7.2 million for the same period in 2025. PrimaLoft recorded a goodwill impairment charge of $20.5 million in the first quarter of 2026, which was the primary driver of the decrease. The decrease was partially offset by higher sales volume during the period. Segment operating margin was (15.9)% in the nine months ended September 30, 2026 as compared to 11.6% in the nine months ended September 30, 2025.
The Honey Pot Co.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$126,320	$103,716	$22,604	21.8%

Net sales for the nine months ended September 30, 2026 were $126.3 million, an increase of $22.6 million or 21.8% from net sales of $103.7 million for the nine months ended September 30, 2025. The increase in net sales is primarily due to strong volume growth across retail channels, the benefits of price pack architecture optimization implemented in late 2025, and modestly lower trade investment versus the prior year.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$27,516	$11,196	$16,320	145.8%

Segment operating margin	21.8%	10.8%	11.0%

Segment operating income for the nine months ended September 30, 2026 was $27.5 million, an increase of $16.3 million when compared to segment operating income of $11.2 million for the same period in 2025. Operating income for the nine months ended September 30, 2026 includes a one-time benefit of $5.0 million related to tariff refunds. Underlying organic growth of $11.3 million was primarily driven by higher net sales and improved operating leverage, partially offset by increased investments in marketing and human capital. Selling, general and administrative expense as a percentage of net sales was 31.5% in the first half of 2026 and 32.5% in the first half of 2025.Segment operating margin in the nine months ended September 30, 2026 was 21.8% as compared to 10.8% in the nine months ended September 30, 2025.

Velocity Outdoor

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$60,654	$57,454	$3,200	5.6%

Net sales for the nine months ended September 30, 2026 were $60.7 million, an increase of $3.2 million or 5.6%, compared to net sales of $57.5 million in the same period in 2025. The increase in net sales for the nine months ended September 30, 2026 was primarily driven by increased archery and apparel sales through national retail chains and direct to consumer channels.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income (loss)	$2,374	$(824)	$3,198	388.1%

Segment operating margin	3.9%	(1.4)%	5.3%
Segment operating income for the nine months ended September 30, 2026 was $2.4 million compared to segment operating loss of $0.8 million for the same period in 2025. Segment operating margin was 3.9% in the nine months ended September 30, 2026 as compared to (1.4)% in the nine months ended September 30, 2025. The improvement was primarily driven by higher net sales and increased gross margins attributable to product mix along with favorable operating expenses, with gross margins of 35.1% in the nine months ended September 30, 2026 as compared to 30.6% in the nine months ended September 30, 2025.
Industrial Businesses
Altor Solutions

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$194,931	$239,386	$(44,455)	(18.6)%

Net sales for the nine months ended September 30, 2026 were $194.9 million, a decrease of $44.5 million, or 18.6%, compared to net sales of $239.4 million in the nine months ended September 30, 2025. The decrease in net sales during the period was primarily attributable to reduced consumer demand in the industrial white goods market, the introduction of alternative shipping materials in the GLP-1 market, and a life science customer's transition from a direct supply model to third-party distribution. Net sales in the perishables market increased in the current year, reflecting a recovery from the prior-year decline in the market.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$12,882	$17,419	$(4,537)	(26.0)%

Segment operating margin	6.6%	7.3%	(0.7)%
Segment operating income was $12.9 million in the nine months ended September 30, 2026, a decrease of $4.5 million as compared to the nine months ended September 30, 2025. Segment operating income in the current year includes income of $10.2 million from a sale leaseback transaction that occurred in the first quarter of 2026. Excluding the income from the sale leaseback transaction, Altor would have had a decrease in segment operating income driven by reduced sales volumes the deleveraging effect of fixed costs and increases in raw material costs as a result of increasing oil prices, which negatively impacted gross margins in the current period. Gross margin was 18.7% in the nine months ended September 30, 2026 and 25.9% in the nine months ended September 30, 2025. Segment operating margin was 6.6% in the first nine months of 2026 as compared to 7.3% in the first nine months of 2025.

Arnold

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$131,059	$110,126	20,933	19.0%

Net sales for the nine months ended September 30, 2026 were approximately $131.1 million, an increase of $20.9 million compared to net sales of $110.1 million in the same period in 2025. The increase in net sales was primarily attributable to growing demand for non-China sourced permanent magnets. The uncertain geopolitical climate and heightened licensing requirements to export certain rare earth and strategic minerals out of China are causing significant supply chain disruptions. As a result, Arnold is seeing increased demand from customers seeking more predictable and sustainable, non-China sourced magnet materials.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$12,238	$497	11,741	2362.4%

Segment operating margin	9.3%	0.5%	8.9%
Segment operating income for the nine months ended September 30, 2026 was approximately $12.2 million, an increase of $11.7 million when compared to the same period in 2025. The improvement in segment operating results was driven primarily by strong sales growth and resulting operating leverage, combined with non-recurring costs incurred in the first half of 2025. Segment operating margin was 9.3% in the first nine months of 2026 as compared to 0.5% in the first nine months of 2025.
Rimports (including Sterno's food service business through May 1, 2026)

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Net sales	$144,403	$216,346	$(71,943)	(33.3)%

Net sales for the nine months ended September 30, 2026 were approximately $144.4 million, a decrease of $71.9 million, or 33.3%, compared to net sales of $216.3 million in the same period in 2025. The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. The Sterno Products' food service division had net sales of $45.1 million for the nine months ended September 30, 2026 (through the date of disposition of May 1, 2026) and net sales of $107.2 million for the nine months ended September 30, 2025. The Rimports variance was primarily driven by a reduction in key distribution within the private label business.

	Nine months ended
	September 30, 2026	September 30, 2025	Increase (Decrease)
Segment operating income	$15,404	$27,284	$(11,880)	(43.5)%

Segment operating margin	10.7%	12.6%	(1.9)%
Segment operating income for the nine months ended September 30, 2026 was approximately $15.4 million, a decrease of $11.9 million compared to the nine months ended September 30, 2025, The decrease was primarily attributable to the sale of Sterno Products’ food service business in May 2026. The Sterno Products' food service division had segment operating income of $8.5 million for the nine months ended September 30, 2026 (through the date of disposition of May 1, 2026) and segment operating income of $17.7 million for the nine months ended September 30, 2025. The Rimports variance was primarily driven by the reduction in revenue, inflationary costs and fixed cost deleveraging, partially offset by IEEPA tariff refunds of $3.9 million which were recognized as a credit to cost of goods sold during the period. Segment operating margin was 10.7% in the first nine months of 2026 as compared to 12.6% in the first nine months of 2025.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated by our subsidiaries, cash on hand and borrowings under the 2022 Credit Facility. Our material cash requirements include operating expenses, management fees, working capital, capital expenditures, debt service, preferred share distributions and strategic investments, including acquisitions. We have incurred accounting, financing, legal and other professional costs associated with the Lugano Investigation and the completed restatement of our previously issued financial statements. Although the restatement-related costs were historical and are not expected to represent a future liquidity requirement, we expect to continue to incur costs associated with securities and derivative litigation, governmental investigations and our efforts to remediate material weaknesses and strengthen internal control over financial reporting. The amount and timing of these ongoing costs are uncertain and could materially affect our liquidity.
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
As of September 30, 2026, we had $1,029.4 million of indebtedness associated with our 5.250% Senior Notes due 2029, $308.8 million of indebtedness associated with our 5.000% Senior Notes due 2032, $233.5 million outstanding under the term loans under our 2022 Credit Facility, and no revolving borrowings outstanding under the 2022 Credit Facility. At September 30, 2026, net availability under the 2022 Credit Facility was $53.0 million after giving effect to approximately $1.0 million of outstanding letters of credit. Our material cash requirements include interest and required principal payments on outstanding debt, repayment or refinancing of amounts outstanding under the 2022 Credit Facility at maturity, expected capital expenditures, preferred share distributions, management fees, working capital and operating needs, and costs associated with ongoing litigation, governmental investigations and internal control remediation. We expect to fund these requirements with cash on hand, cash generated by our subsidiaries, proceeds from subsidiary intercompany debt service, available borrowings and, as appropriate, other financing or asset-sale proceeds. At September 30, 2026, approximately 15% of our outstanding debt was subject to changes in interest rates.
At September 30, 2026, we had approximately $127.2 million of cash and cash equivalents on hand, an increase of $59.2 million as compared to the year ended December 31, 2025. On September 29, 2026, the LLC received $29.8 million in recoveries on the CODI Secured Claim from the Lugano bankruptcy. This amount was used to repay a portion of the 2022 Term Loan in October 2026. The majority of our cash is held in non-interest bearing checking accounts or invested in short-term money market accounts in accordance with the Company’s investment policy, which identifies allowable investments and specifies credit quality standards.
Below is a summary of the change in cash and cash equivalents for the nine months ended September 30, 2026 and 2025:

	Nine months ended
	September 30, 2026	September 30, 2025
(in thousands)
Net cash provided by (used in):
Operating activities	$105,168	$(53,834)
Investing activities	310,635	(33,084)
Financing activities	(355,195)	86,055
Effect of exchange rates on cash and cash equivalents	(1,456)	2,343
Net increase (decrease) in cash and cash equivalents	59,152	1,480
Cash and cash equivalents — beginning of period	68,015	59,659
Cash and cash equivalents — end of period	$127,167	$61,139

Operating Activities:
Net cash provided by operating activities was $105.2 million for the nine months ended September 30, 2026, compared with net cash used in operating activities of $53.8 million for the nine-months ended September 30, 2025, an improvement of $159.0 million. The year-over-year improvement primarily reflected a $291.5 million increase in net income (loss) from continuing operations, and a $45.8 million favorable change in working capital. Working capital provided $33.2 million of cash in the nine months ended September 30, 2026 compared with cash use of $12.5 million in the nine months ended September 30, 2025, reflecting a shift from inventory investment in 2025 to inventory-related cash generation in 2026. The prior-year working capital use included accelerated inventory receipts ahead of anticipated tariff implementations. The comparison was also affected by changes in the composition of our operating segments. The 2025 period included $65.7 million of negative operating cash flow from Lugano, while the 2026 period included the Sterno food product division only through its sale in May 2026. As a result, the year-over-year improvement in consolidated operating cash flow may not be indicative of future periods.
Investing Activities:
Net cash provided by investing activities was $310.6 million for the nine months ended September 30, 2026, compared with net cash used in investing activities of $33.1 million for the nine months ended September 30, 2025. The year-over-year change primarily reflects proceeds from the Altor sale-leaseback transaction completed in the first quarter of 2026, the sale of the Sterno food service product division completed in the second quarter of 2026, and recoveries from the Lugano bankruptcy settlement in the third quarter of 2026. These transaction-related proceeds were partially offset by $18.0 million of capital expenditures. Excluding the transaction proceeds, investing cash flows primarily reflect capital expenditures. Capital expenditures decreased by $16.2 million from $34.2 million in 2025, primarily because the prior-year period included expenditures at Lugano, which ceased to be an operating segment following its November 2025 bankruptcy filing, and higher expenditures at Arnold related to the relocation of two product divisions to a new U.S. facility. We expect capital expenditures for the full year of 2026 to be approximately $30 million to $40 million. Because the 2026 investing cash inflow was driven principally by asset-disposition and sale-leaseback proceeds, it may not be indicative of future periods.
Financing Activities:
Net cash used in financing activities was $355.2 million for the nine months ended September 30, 2026 compared with net cash flows provided by financing activities of $86.1 million for the nine months ended September 30, 2025. The 2026 outflow was driven principally by $319.0 million of term-loan repayments funded with proceeds from the Altor sale-leaseback transaction and the sale of the Sterno food service product division. Financing cash flows also included $29.1 million of Trust preferred share distributions and transactions with noncontrolling shareholders of our subsidiaries. The 2025 inflow reflected $200.0 million of term-loan borrowings, a portion of which was used to repay revolving-credit borrowings, and $58.9 million of proceeds from the issuance of Trust preferred shares, partially offset by $27.9 million of preferred share distributions and $37.6 million of common share distributions. We suspended common share distributions in May 2025 and made no common share distributions thereafter. The period-over-period change therefore primarily reflects the use of 2026 transaction proceeds to reduce debt, compared with net debt and preferred-equity financing in 2025, and resulted in lower outstanding term-loan borrowings at September 30, 2026.
The 2025 financing cash flows also included $18.7 million of net proceeds from third-party financing arrangements entered into by Lugano and accounted for as debt in our consolidated financial statements. No comparable Lugano financing proceeds were reflected in the 2026 period following Lugano’s November 2025 bankruptcy filing.
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
In the third quarter of 2026, we amended the Altor intercompany credit agreement to amend the applicable senior debt to EBITDA ratio covenant as Altor was not expected to be in compliance with the ratio through the remainder of 2026 based on their forecast for the remainder of 2026.
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
All of our subsidiaries were in compliance with the financial covenants under their intercompany credit arrangements at September 30, 2026 except Altor, which received waivers for the applicable covenant violations.
All intercompany loans eliminate in consolidation and are not reflected in the consolidated balance sheet. As of September 30, 2026, we had the following outstanding loans due from each of our subsidiary businesses (in thousands):

Subsidiary	Intercompany loan
5.11	$74,312
BOA	80,921
PrimaLoft	139,976
The Honey Pot Co.	54,500
Velocity Outdoor	57,450
Altor	156,362
Arnold	91,323
Rimports	100
Total intercompany debt	$654,944
Corporate and eliminations	(654,944)
Total	$—

At the parent level, our primary source of cash is the receipt of interest and principal on outstanding loans to our subsidiaries. Accordingly, parent-level liquidity depends on the earnings, cash flows and ability of our subsidiaries to make such payments. Subsidiary cash flows are used for operating expenses; principal and interest under our applicable credit facility and interest on our Senior Notes; payments to CGM under the MSA and to Sostratus LLC under the LLC Agreement; distributions to shareholders; and investments in future acquisitions. Payments to CGM and Sostratus LLC are required before distributions to shareholders and may be significant. If subsidiary cash flows or intercompany debt service are insufficient, or if subsidiary covenant matters restrict or delay payments to the parent, we may need to use cash on hand, borrow under our credit facility, dispose of assets or obtain other financing to satisfy parent-level cash requirements.
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
Net availability under the 2022 Revolving Credit Facility after giving effect to the Sixth Amendment was approximately $53.0 million at September 30, 2026. The outstanding borrowings under the 2022 Revolving Credit Facility include $1.0 million of outstanding letters of credit at September 30, 2026, which are not reflected on our balance sheet.
Interest Expense
The components of interest expense and periodic interest charges on outstanding debt are as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Interest on credit facilities	$21,179	$29,792
Interest on Senior Notes	52,112	84,874
Unused fee on Revolving Credit Facility	369	1,210
Other interest expense (1)	540	21,378
Interest income	(1,041)	(586)
Interest expense, net	$73,159	$136,668
(1) Other interest expense in the nine months ended September 30, 2025 includes interest amounts related to Lugano financing arrangements.
The following table provides the effective interest rate of the Company’s outstanding debt at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Effective Interest Rate	Amount	Effective Interest Rate	Amount
2029 Senior Notes	5.25%	1,029,371	8.15%	1,029,371
2032 Senior Notes	5.00%	308,811	7.93%	308,811
2022 Credit Facility - Term Loan	7.11%	233,500	10.14%	552,500
2022 Credit Facility - Revolving Loans	—%	—	—%	—
Unamortized debt issuance costs		(10,410)		(13,365)
Total debt outstanding		$1,561,272		$1,877,317

Reconciliation of Non-GAAP Financial Measures
In this Form 10-Q, we present Adjusted EBITDA, which is a financial measure not calculated in accordance with generally accepted accounting principles in the United States ("GAAP"). Beginning with the quarter ended September 30, 2026, we no longer present Adjusted Earnings because management no longer uses the measure internally to evaluate the Company’s operating performance and believes Adjusted EBITDA provides a more relevant measure for that purpose. We present Adjusted EBITDA in addition to, and not as a substitute for, net income (loss) from continuing operations and other financial measures prepared in accordance with GAAP. The reconciliation below begins with the most directly comparable GAAP financial measure and identifies each adjustment used to calculate Adjusted EBITDA.

Management uses Adjusted EBITDA to evaluate period-to-period operating performance, review the performance of our subsidiary businesses, prepare annual budgets and forecasts, and assess potential acquisitions. We believe Adjusted EBITDA is useful to investors because it facilitates comparison of operating performance across periods by separately identifying the effects of the adjustments described below. Investors should review Adjusted EBITDA together with the corresponding GAAP results and the reconciliation presented below.
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
The tables below reconcile net income (loss) from continuing operations to Adjusted EBITDA.
Adjusted EBITDA – EBITDA is calculated from net income (loss) from continuing operations by adding back interest expense, income tax expense (benefit), depreciation expense and amortization expense, including amortization of intangibles, amortization of inventory step-up associated with purchase price allocations of our acquisitions, and debt charges, including debt issuance costs. Adjusted EBITDA is further adjusted for: noncontrolling stockholder compensation, which generally consists of non-cash stock-option expense; transaction costs incurred in connection with completed acquisitions and expensed under ASC 805, Business Combinations; impairment charges; changes in the fair value of contingent consideration after the acquisition date; integration service fees paid by newly acquired companies to the Manager during the first year of ownership; and other specifically identified items included in the reconciliation. We do not label an item as non-recurring solely because it occurs infrequently or at irregular intervals.
Adjusted EBITDA is a non-GAAP measure used by the Company to assess its performance. Adjusted EBITDA has limitations as an analytical tool. It excludes expenses that require or may require cash payments, including interest, taxes, acquisition-related costs and integration costs. It also does not reflect working-capital requirements, capital expenditures, debt-service obligations or other cash requirements and should not be viewed as a measure of liquidity or cash available for discretionary use. In addition, Adjusted EBITDA may not be comparable with similarly titled measures reported by other companies because other companies may calculate it differently.
Reconciliation of Net income (loss) from continuing operations to Adjusted EBITDA
The following tables reconcile net income (loss) from continuing operations, which we consider to be the most comparable GAAP financial measure, to Adjusted EBITDA (in thousands):

Adjusted EBITDA
Nine months ended September 30, 2026
	Corporate	5.11	BOA	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Rimports (1)	Consolidated
Net income (loss) from continuing operations	$8,923	$23,810	36,686	$(22,771)	$16,787	$(2,406)	$522	$2,314	$10,371	$74,236
Adjusted for:
Provision (benefit) for income taxes	8,734	4,765	5,996	883	5,479	81	(261)	2,948	3,678	32,303
Interest expense, net	72,833	(3)	—	(28)	17	25	—	422	(107)	73,159
Intercompany interest	(55,609)	7,664	7,547	10,875	5,148	4,915	11,633	6,382	1,445	—
Loss on debt modification	1,038	—	—	—	—	—	—	—	—	1,038
Depreciation and amortization	3,754	16,415	15,867	15,957	12,457	4,301	19,768	8,095	9,930	106,544
EBITDA	39,673	52,651	66,096	4,916	39,888	6,916	31,662	20,161	25,317	287,280
Other (income) expense (2)	(117,504)	(16)	249	14	(82)	(256)	579	3	(256)	(117,269)
Noncontrolling shareholder compensation	—	1,786	2,942	1,937	1,008	12	601	79	315	8,680
Impairment expense	—	—	—	20,500	—	—	—	—	—	20,500
Other (3)	—	—	—	—	—	—	(9,698)	—	338	(9,360)
Adjusted EBITDA	$(77,831)	$54,421	$69,287	$27,367	$40,814	$6,672	$23,144	$20,243	$25,714	$189,831

(1)     Rimports includes the Adjusted EBITDA of the Sterno food service product division from January 1, 2026 through the date of sale, May 1, 2026.

(2) The amount of Other (income) expense at corporate includes the change in the fair value of the receivable due from unconsolidated affiliate ($57.7 million) and the gain on the sale of the Sterno food service product division ($178.0 million).

(3) Other in the nine months ended September 30, 2026 includes the exclusion of the $10.2 million gain on the sale leaseback transaction at Altor.

Adjusted EBITDA
Nine months ended September 30, 2025
	Corporate	5.11	BOA	Lugano	PrimaLoft	THP	Velocity Outdoor	Altor	Arnold	Sterno	Consolidated
Net income (loss) from continuing operations	$(105,368)	$18,392	$22,656	$(154,653)	$(4,710)	$2,785	$(5,413)	$492	$(7,395)	$15,963	$(217,251)
Adjusted for:
Provision (benefit) for income taxes	9,601	5,468	3,796	(255)	(511)	846	41	377	1,172	5,124	25,659
Interest expense, net	115,406	(3)	(3)	20,846	(22)	(8)	8	—	444	—	136,668
Intercompany interest	(121,688)	10,910	11,235	48,360	12,180	7,371	5,004	13,980	6,186	6,462	—
Loss on debt modification	2,827	—	—	—	—	—	—	—	—	—	2,827
Depreciation and amortization	(283)	16,746	15,749	3,793	15,950	12,475	4,090	19,787	8,062	10,522	106,891
EBITDA	(99,505)	51,513	53,433	(81,909)	22,887	23,469	3,730	34,636	8,469	38,071	54,794
Other (income) expense	12	(394)	223	13,017	20	18	(478)	2,177	25	(309)	14,311
Noncontrolling shareholder compensation	—	1,738	4,089	2,185	1,753	826	127	726	12	818	12,274
Impairment expense	—	—	—	31,515	—	—	—	—	—	—	31,515
Integration services fee	—	—	—	—	—	875	—	—	—	—	875
Other (1)	—	—	—	—	—	—	—	5,943	2,359	280	8,582
Adjusted EBITDA	$(99,493)	$52,857	$57,745	$(35,192)	$24,660	$25,188	$3,379	$43,482	$10,865	$38,860	$122,351

(1) Other represents specified operating expenses that are included by management in the calculation of Adjusted EBITDA when analyzing monthly operating results of our subsidiaries. In 2025, the calculation of Adjusted EBITDA for Arnold included the add-back of certain expenses that were incurred related to the relocation of two of Arnold's facilities in the United States and costs related to the retirement of the chief executive officer at Arnold. For Altor, other included the add-back of certain expenses incurred related to restructuring of their facilities after the acquisition of Lifoam.

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
On July 12, 2026, the LLC and CGM entered into the Ninth MSA, which became effective upon execution and amends and restates the Eighth MSA. The Ninth MSA revises the LLC’s management fee and incentive compensation arrangements with CGM. The fee and incentive-award provisions of the Ninth MSA described below become effective January 1, 2027, and the fee provisions of the Eighth MSA remain applicable through December 31, 2026.
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

For fiscal years after 2027, the parties intend to seek shareholder approval of an equity-based structure for the Share Alignment Award and the Performance-Based Award. If no equity-based or other permanent structure is operative for a later year, the cash-based award structure applicable to 2027 generally will continue, subject to the terms of the Ninth MSA; however, the 2027 Aggregate Fee Cap and the $17.25 threshold are specific to 2027. For any later year in which the awards remain cash-based, aggregate Management Fees may not exceed the amount that would have been payable under the Eighth MSA for that year. Any amount excluded by this limitation will be carried forward solely for purposes of calculating Management Fees in subsequent years and will not otherwise be payable for the year in which it is excluded. The Ninth MSA also requires the Manager to maintain share ownership guidelines for senior Manager personnel who provide material services to the Company and confirms that amounts paid or payable under the Ninth MSA are subject to the Company’s Dodd-Frank clawback policy if and to the extent applicable.Refer to Note N - "Related Party Transactions.”
For the three and nine months ended September 30, 2026 and 2025, the Company incurred the following management fees to CGM, by entity:

	Three months ended September 30,		Nine months ended September 30, 2025
(in thousands)	2026	2025	2026	2025
5.11	$250	$250	$750	$750
BOA	250	250	750	750
Lugano (1)	—	—	—	313
PrimaLoft	250	250	750	750
The Honey Pot Co.	250	250	750	750
Velocity	125	125	375	375
Altor	188	188	563	563
Arnold Magnetics	125	125	375	375
Rimports	125	125	375	375
Corporate	12,088	14,650	38,714	49,110
	$13,651	$16,213	$43,402	$54,111
(1) Lugano ceased paying a management fee to CGM in June 2025.
Effect of Restatement on Management Fees
As a result of the restatement of the financial statements as of December 31, 2024, 2023 and 2022 and for the years ended December 31, 2024, 2023 and 2022, as well as for the period ended December 31, 2021 and revisions made in the quarter ended March 31, 2025, the management fees paid to CGM were in excess of the amounts that should have been due under the MSA. While the MSA did not, prior to the Eighth MSA amendment, contain an express mechanism that permitted the Company to immediately clawback the overpayment of management fees during these periods, the MSA provided that future payments would be reduced, on a dollar-for-dollar basis, by the aggregate amount of all overpaid management fees. The Company calculated the total aggregate amount of excess management fees paid as a result of the restatement of the financial statements as $50.4 million. In 2025, restrictions under the Company’s financing arrangements limited the Company’s ability to pay management fees, resulting in management fee expense being incurred but not fully paid. The Company determined that the amount of management fees that had been overpaid at December 31, 2025 was $33.8 million, which was recorded as an asset (“Due from CGM”) and reduced management fee expense for the year ended December 31, 2025. For the nine months ended September 30, 2026, the Company recorded management fee expense of $43.4 million. During the nine months ended September 30, 2026, the Company reduced the Due from CGM balance by $20.8 million for management fees applied against the prior overpayment by reducing the management fee due to CGM. As of September 30, 2026, the Due from CGM balance of $1.3 million reflects amounts due from CGM of $13.8 million including interest expense in accordance with the Eighth MSA Amendment, net of management fees accrued of $12.5 million. After September 30, 2026, the Company elected to fund $5.2 million of the quarterly management fee that otherwise would have been payable for the third quarter of 2026.
The Company expects to continue to reduce future management fee payments until the overpayment has been fully recouped.

Integration Services Agreement
No integration service fees were incurred during the nine months ended September 30, 2026. During the first quarter of 2025, The Honey Pot Co. paid CGM $0.9 million in integration service fees under an integration services agreement that has since been fully paid. An amendment to the Management Services Agreement entered into in January 2025 eliminated integration service fees for future acquisitions.
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
5.11
Related Party Vendor Purchases - 5.11 purchases inventory from a vendor who is a related party to 5.11 through one of the executive officers of 5.11 via the executive's 40% ownership interest in the vendor. 5.11 purchased approximately $0.3 million and $0.5 million during the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively in inventory from the vendor.
BOA
Related Party Vendor Purchases - A contract manufacturer used by BOA as the primary supplier of molded injection parts is a noncontrolling shareholder of BOA. BOA purchased approximately $13.1 million and $37.1 million from this supplier during the three and nine months ended September 30, 2026, respectively, and $10.1 million and $33.2 million from this supplier during the three and nine months ended September 30, 2025, respectively.
Off-Balance Sheet Arrangements
We have no special purpose entities or off-balance sheet arrangements.
Critical Accounting Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates under different assumptions, judgments and uncertainties and could result in materially different results under different conditions. Management periodically reviews these critical accounting estimates, which are also subject to oversight by the audit committee of our board of directors.
Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K.
Goodwill and Indefinite-lived Intangible Asset Impairment Testing
Goodwill impairment is a critical accounting estimate because determining the fair value of a reporting unit requires significant judgment. We test goodwill for impairment annually as of March 31 and more frequently when events or changes in circumstances indicate that it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. Goodwill is allocated to our reporting units, which generally correspond to our operating segments, with each subsidiary business representing a reporting unit. This reporting-unit structure determines the level at which we estimate fair value when quantitative testing is required, using the valuation methods and significant assumptions described below.
When qualitative factors are not sufficient to conclude that fair value exceeds carrying amount, we perform a quantitative goodwill impairment test using the income approach (discounted cash flow method), the market approach (guideline company multiples), or a weighting of the two methods. Significant assumptions include projected revenue growth, operating margins, the terminal growth rate, the discount rate, including the weighted-average cost of capital and company-specific risk adjustments, and market multiples for comparable companies. These assumptions reflect historical performance, current and expected market and economic conditions, and our expectations regarding future operating performance. Actual results may differ from these assumptions, and adverse changes in macroeconomic conditions, industry trends, competitive dynamics, customer demand or operating performance could materially affect estimated fair values, impairment conclusions and future goodwill impairment charges.
The operating results of our Altor operating segment remain sensitive to changes in customer demand, material costs, freight and distribution costs, and related operating margins. We continue to monitor these factors, together with Altor’s performance relative to forecast and changes in key valuation assumptions, including projected revenue growth, anticipated margin recovery, discount rates and market multiples. As of September 30, 2026, we did not identify a goodwill impairment triggering event for Altor. However, Altor’s estimated fair value exceeded its carrying value by a limited margin. Accordingly, a decline in financial performance relative to forecast, an unfavorable change or decrease in Altor’s 2027 forecast identified as part of the 2027 budget process, a failure to achieve the operating improvements reflected in management’s projections, or unfavorable changes in valuation assumptions or business and market conditions could cause Altor to fail a future quantitative impairment assessment and result in the recognition of a goodwill impairment charge.
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
The Company estimated the fair value of the PrimaLoft reporting unit using a combination of the income approach (discounted cash flow method) and the market approach (guideline company multiples). Significant assumptions included projected revenue growth, operating margins, the terminal growth rate and a 13.4% discount rate. The discount rate reflected an increase in the company-specific risk premium, together with a broader increase in the weighted-average cost of capital attributable to macroeconomic conditions. The higher discount rate reduced the present value of PrimaLoft’s projected cash flows and contributed to the estimated fair value of the reporting unit falling below its carrying amount. Accordingly, the Company recorded a $20.5 million goodwill impairment charge during the quarter ended March 31, 2026, which is included in operating income (loss) in the consolidated statements of operations.
2025 Annual Impairment Testing
At March 31, 2025, the Company performed a quantitative goodwill impairment test for PrimaLoft because the qualitative assessment did not support a conclusion that the reporting unit’s fair value significantly exceeded its carrying amount. Using the income and market approaches and an 11.3% discount rate, the Company estimated that PrimaLoft’s fair value exceeded its carrying amount by 12.1%. By March 31, 2026, the discount rate had increased to 13.4% and the estimated fair value had fallen below carrying amount, resulting in the $20.5 million impairment charge described above.
Indefinite-lived intangible asset
The Company's indefinite lived intangible asset consisted of a tradename of approximately $30.8 million related to the Sterno food service business which was held for sale at March 31, 2026, and subsequently sold on May 1,

2026. Accordingly, the Company no longer had an indefinite lived tradename at September 30, 2026. Refer to "Note B - Dispositions" of the condensed consolidated financial statements.
Recent Accounting Pronouncements
Refer to "Note A - Presentation and Principles of Consolidation" of the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk since December 31, 2025. For a further discussion of our exposure to market risk, refer to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" in Part II, Item 7A of our 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. As previously disclosed in the 2025 Form 10-K, management identified material weaknesses in internal control over financial reporting. Because these material weaknesses described in the 2025 Form 10-K had not been fully remediated as of September 30, 2026, management concluded that the Company’s disclosure controls and procedures were not effective as of that date.
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
Changes in Internal Control Over Financial Reporting
As previously disclosed in the 2025 Form 10-K, management developed a remediation plan to address the material weaknesses in the Company’s internal control over financial reporting. During the quarter ended September 30, 2026, the Company continued remediation activities, including the remediation activities described in the 2025 Form 10-K. These remediation activities were ongoing as of September 30, 2026 and had not fully remediated the material weaknesses as of that date. Except for the ongoing remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information regarding the Company's legal proceedings is incorporated by reference from Note M - Commitments and Contingencies of the accompanying Notes to the condensed consolidated financial statements and should be read together with the section entitled "Legal Proceedings" that was disclosed in Part I, Item 3 of the 2025 Form 10-K.
ITEM 1A. RISK FACTORS
The risk factors disclosed in our 2025 Form 10-K for the fiscal year ended December 31, 2025 should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 and should not be considered the only risks to which we are exposed. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition. We believe there have been no material changes from the risk factors previously disclosed.
ITEM 5. OTHER INFORMATION
Second Amended and Restated Employment Agreement
On November 2, 2026, the Manager and Stephen Keller, who is seconded by the Manager to the Company to serve as its Chief Financial Officer, entered into a Second Amended and Restated Employment Agreement (the “Amended Employment Agreement”), effective as of November 2, 2026. The Amended Employment Agreement amends and restates the First Amended and Restated Employment Agreement (the “Prior Employment Agreement”) entered on January 13, 2025, by and between the Manager and Mr. Keller, to, among other things, (i) provide Mr. Keller with a continuity award of $300,000, subject to his continued employment through the date of the timely and accurate filing of the Company’s Annual Report on Form 10-K for the fiscal year 2026 and certain other conditions, and another continuity award of $300,000, subject to his continued employment through December 31, 2027 and certain other conditions, and (ii) reflect Mr. Keller’s current annual base salary of $612,000 and increase his severance payment upon termination by the Manager (other than for death, disability or proper cause) or by Mr. Keller for good reason to 100% of his base salary.
The preceding description is only a summary of the Amended Employment Agreement and the changes made to the Prior Employment Agreement, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Employment Agreement, which is attached hereto as Exhibit 10.3 and incorporated herein by reference.
Fourth Amended and Restated Trust Agreement & Seventh Amended and Restated Operating Agreement
On November 1, 2026, (i) the Company, as sponsor, BNY Mellon Trust of Delaware, as Delaware trustee, and Elias J. Sabo and Stephen Keller, as regular trustees, entered into the Fourth Amended and Restated Trust Agreement of the Trust (the “Amended Trust Agreement”) to amend the Third Amended and Restated Trust Agreement of the Trust, dated as of August 3, 2021 and as further amended, and (ii) the Trust, as the holder of all trust interests of the Company, and Sostratus LLC, as the holder of all Allocation Interest of the Company, entered into the Seventh Amended and Restated Operating Agreement of the Company (the “Amended LLC Agreement” and, together with the “Amended Trust Agreement,” the “Amendments”) to amend the Sixth Amended and Restated Operating Agreement of the Company, dated as of August 3, 2021 and as further amended.
The Amendments, among other things, updated the provisions related to the notice requirement for shareholders to nominate directors for election by the shareholders of the Trust, including (i) requiring director nominees (other than as a director appointed by the holder of the Allocation Interests) to make themselves available for interviews with the Company’s board of directors or its committees if requested; (ii) requiring additional disclosures and representations from such director nominees, proposing shareholders and/or certain associated persons, with further updates such that information provided is true and correct in all material respects as of (a) the record date for the shareholders’ meeting and (b) the date that is 10 business days prior to the meeting; and (iii) requiring the proposing shareholders and certain associated persons to comply with Rule 14a-19 under the Exchange Act in soliciting proxies in support of director nominees, along with certain evidence for such compliance.

The foregoing brief descriptions of the changes in the Amendments to the procedures by which shareholders may recommend nominees to the Company's board of directors do not purport to be complete and are qualified in their entirety by reference to the full text of the Amended Trust Agreement and the Amended LLC Agreement, which are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Fourth Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 3, 2026 (File No. 001-34927)).

3.2	Seventh Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 3, 2026 (File No. 001-34927)).

3.3
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

3.4
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.5
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference Exhibit 4.11 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.6
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.7
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

10.1†
Ninth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC and Compass Group Management LLC, dated as of July 12, 2026 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2026 (File Nos. 001-34926 and 001-34927)).

10.2
Sixth Amendment to Credit Agreement, dated August 6, 2026, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on August 10, 2026 (File Nos. 001-34926 and 001-34927))

10.3†*	Second Amended and Restated Employment Agreement dated November 2, 2026 between Compass Group Management LLC and Stephen Keller.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
†	Denotes management contracts and compensatory plans or arrangements.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
**	Schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The registrant will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2026	COMPASS DIVERSIFIED HOLDINGS

	By:	/s/ Stephen Keller
Stephen Keller
Regular Trustee
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2026	COMPASS GROUP DIVERSIFIED HOLDINGS LLC

	By:	/s/ Stephen Keller
Stephen Keller
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Fourth Amended and Restated Trust Agreement of the Trust (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 3, 2026 (File No. 001-34927)).

3.2	Seventh Amended and Restated Operating Agreement of the Company (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 3, 2026 (File No. 001-34927)).

3.3
Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.3 of the Form 8-K filed on August 4, 2021 (File No. 001-34927))

3.4
First Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on March 20, 2024 (File No. 001-34926)).

3.5
Second Amendment to Amended and Restated Share Designation of Compass Diversified Holdings with respect to Series A Preferred Shares (incorporated by reference Exhibit 4.11 of the Form S-3 filed on September 4, 2024 (File No. 333-281931)).

3.6
Compass Group Diversified Holdings LLC Trust Interest Designation of Series A Trust Preferred Interests (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on June 28, 2017 (File No. 001-34927)).

3.7
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

10.1†
Ninth Amended and Restated Management Services Agreement by and between Compass Group Diversified Holdings LLC and Compass Group Management LLC, dated as of July 12, 2026 and originally effective as of May 16, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 13, 2026 (File Nos. 001-34926 and 001-34927)).

10.2
Sixth Amendment to Credit Agreement, dated August 6, 2026, by and among Compass Group Diversified Holdings LLC, the Lenders party thereto, and Bank of America, N.A., in its capacity as Administrative Agent for the Lenders, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed on August 10, 2026 (File Nos. 001-34926 and 001-34927))

10.3†*	Second Amended and Restated Employment Agreement dated November 2, 2026 between Compass Group Management LLC and Stephen Keller.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Registrant

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Registrant

32.1*+	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.

†	Denotes management contracts and compensatory plans or arrangements.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The registrant will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.